Form 10-K
period 1994-12-31
SEIBELS BRUCE GROUP INC
filed 1995-04-17
CIK 276380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
                            ANNUAL REPORT
(Mark one)

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
   OF 1934

For the fiscal year ended December 31, 1994
                                 or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
   ACT OF 1934

For the transition period from                        to
_____________

                    Commission file number 0-8804

                    THE SEIBELS BRUCE GROUP, INC.
       (Exact name of registrant as specified in its charter)

              South Carolina                                    57-
0672136
     (State or other jurisdiction of
(IRS employer
     incorporation or organization)
identification no.)

     1501 Lady Street (P.O. Box 1)
          Columbia, S.C.                                    29201(2)
         (Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code             (803) 748-2000

     Securities registered pursuant to Section 12(b) of the Act:
                                None
     Securities registered pursuant to Section 12(g) of the Act:


               Common stock, par value $1.00 per share
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.




The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995: $19,048,555.

The number of shares outstanding of the registrant's common stock as of March 31, 1995: 16,717,686.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement in connection with the annual meeting to be held on May 24, 1995 are incorporated herein by reference into Part III.

Table of Contents

Table of Contents                                        i

Acronyms                                                  ii

                               PART I

Item 1.                                          Business  1

Item 2.                                         Properties 8

Item 3.                                  Legal Proceedings 8

Item 4.Submission of Matters to a vote of Security Holders 8

                               PART II

Item 5.Market for the Registrant's Common Stock and Related Security
Holder Matters                                          10

Item 6.                            Selected Financial Data11

Item  7.Management's Discussion and Analysis of Financial  Condition
and Results of Operations                               12

Item 8.        Financial Statements and Supplementary Data26

Item  9.Changes in and Disagreements With Accountants on  Accounting
and Financial Disclosure                                50

                              PART III

Item 10.Directors, Executive Officers, Promoters and Control Persons
of the Registrant                                       50

Item 11.                            Executive Compensation50

Item   12.Security  Ownership  of  Certain  Beneficial  Owners   and
Management                                              50

Item 13.    Certain Relationships and Related Transactions50

                               PART IV

Item  14.Exhibits, Financial Statement Schedules and Reports on Form
8-K   50

SIGNATURES                                              55

                              ACRONYMS




The following acronyms used in the text have the meaning set forth below unless the context requires otherwise:





         CAT                       Catastrophe
          FASB                       Financial Accounting  Standards
Board
         FLT                       Forest Lake Travel Service
          GAAP                       Generally  Accepted  Accounting
Principles
         IBNR                      Incurred-But-Not-Reported
         KIC                       Kentucky Insurance Company
         LAE                       Loss Adjustment Expenses
         MGA                       Managing General Agent
         NAIC                      National Association of Insurance
Commissioners
          NCCI                      National Council on Compensation
Insurance
         PFC                       Policy Finance Company
         PSC                       Premium Service Corporation
         RBC                       Risk Based Capital
         SAP                       Statutory Accounting Principles
          SBIG                       The  Seibels Bruce Group,  Inc.
(and the "Company")
         SCIC                      South Carolina Insurance Company
         WYO                       Write-Your-Own

                               PART I

Item 1.   Business

Company Profile

The Seibels Bruce Group, Inc. (the "Company") is the parent company of South Carolina Insurance Company and its wholly-owned subsidiaries. Founded in 1869, the Company performs servicing carrier activities for several large state and federal insurance facilities. MGA services are also performed for a large non-affiliated insurance company. SCIC consists of a group of multi-line property and casualty insurance companies and associated companies with headquarters in South Carolina and Kentucky. The underwriting activities are primarily conducted in North Carolina, South Carolina, Kentucky, Georgia and Tennessee by offering insurance products through independent insurance agents.


Major Events

During the first quarter of 1995, the Company received net proceeds from a Rights Offering (the "Offering") in the amount of $5.1 million. Pursuant to the Offering, each stockholder of record received one Right for each five shares of Common Stock held of record at the close of business on December 9, 1994. The Right allowed the stockholders to purchase shares of Common Stock at a price of $2.40 per share. The gross proceeds were generated from 2,217,152 shares being exercised. On the date of receipt of the proceeds, the Company made a capital contribution of $5 million to SCIC, its wholly-owned subsidiary.

In 1994, a substantial portion of the Company's servicing carrier business, the South Carolina Reinsurance Facility, became subject to a first time bid and qualification process for designation as a servicing carrier. The bidding was open to all qualified insurers with the successful bidders being awarded a five year servicing contract beginning in October 1994. The facility separated the business into three blocks with "Block 1" being the largest. The Company was successful in winning the contract for "Block 2", a block approximately 22% smaller than "Block 1", its former book of business under the facility. Although

"Block 2" is smaller and will be serviced at a lower commission rate, the Company believes the effect on net income in 1995 will be mitigated to some extent by planned reductions in operating costs and claims adjusting expenses.

In the second quarter of 1994, the Company settled a previously disclosed dispute which was in pending arbitration. The settlement agreement resolved all issues arising from the dispute as well as a commutation of the Company's reinsurance obligation. Under the settlement,  the Company paid $10.3 million to the other  party  and such party agreed to pay up to $20 million in direct losses on American Star claims. Any loss payments in excess of $20 million that are not collected through reinsurance will be shared equally between the parties and the Company will only share in those payments to the extent of 50% of its insurance company's consolidated statutory surplus above $20 million. At December 31, 1994, such statutory deficit, after adjustments, was $1.6 million. This settlement had a negative impact on earnings of $2.9 million in the first and second quarter of 1994, excluding a realized investment loss of $.8 million upon the sale of securities in order to generate the cash necessary to make the payment.

In the third quarter of 1994, the Company's recorded workers' compensation reserves in the amount of $22.4 million were commuted to the National Council on Compensation Insurance, Inc., resulting in a reduction of incurred losses of approximately $6.1 million. NCCI is the administrator and agent for the various workers' compensation reinsurance pools from which the Company assumed business. The cash necessary for this commutation was generated through the sale of securities, which resulted in realized investment losses of $1.7 million in the same quarter.

The Company initiated a recapitalization plan in December 1993. Under this plan, the prior outstanding $23 million term loan and the accrued interest thereon was purchased from the original holder by new investors. These new investors then exchanged the note for a new note with a principal balance of $10 million, bearing interest at 8.5%, due June 30, 1994 and secured by 100% of the stock of SCIC. The effect of this transaction for 1993 was an increase in net income of $9.2 million, net of taxes ($1.23 per share).

In accordance with the recapitalization plan, on June 28, 1994, the new note was then cancelled and exchanged for 7,000,000 newly issued shares of the Company's common stock. A note for $439,000 equal to the accrued interest was given to the new investors. After the exchange, completed in the second quarter of 1994, $10 million was added to the Company's GAAP equity.

In mid 1993, the Company sold Investors National Life Insurance Company, its credit life and credit accident and health subsidiary. Under the sale agreement, the Company retained substantial assets and the responsibility for policies in existence at the sales date. The Company has withdrawn from this business and is currently running off the remaining book of business.

In early 1994, the Company sold substantially all of the receivables of Premium Service Corporation, its premium financing subsidiary, and has withdrawn from that business. In addition, during 1994, Southern Intermediaries, Inc. and Investors National Service Corporation were dissolved into Seibels, Bruce and Company ("SB&C") and Investors National Life Insurance Company of South Carolina, their parent companies, respectively.

During the first quarter of 1995, the accounts receivable and other immaterial assets of Forest Lake Travel Service, Inc. were sold. The Company is withdrawing from this business as well and anticipates transferring the remaining assets (primarily cash and short-term investments) to SB&C, its parent company, and dissolving the subsidiary.

All of the sales were made at a gain while the dissolutions resulted in increased liquidity for their respective parent companies. The sales and dissolutions took place because of management's emphasis on restructuring the Company's core operations. In the Company's continuing focus on its primary business, none of these companies were considered to be an integral part of operations. The impact on 1994 and 1993 was not material and future years' operations are not anticipated to be significantly affected.


Servicing Carrier Activities

The Company provides services to the South Carolina and North Carolina Reinsurance Facilities, two automobile residual market plans, and the Kentucky Fair Plan, a homeowners' residual market. Additionally, the Company is a major participant in the WYO federal flood facility of the National Flood Insurance Program. All servicing functions are performed on a commission basis without any underwriting risk to the Company. Ceded premiums written and commission and service income for the facilities in 1994 are as follows:

                                           Ceded     Commission and
               Facility                                Premiums    S
ervice Income
South Carolina Reinsurance Facility      $ 80,073,000   $16,501,000
National Flood Insurance Program           29,517,000     4,894,000
   Kentucky Fair Plan                       5,852,000       987,000
North Carolina Reinsurance Facility         6,513,000     1,051,000

The ceded premium amounts above represent 92.8% of the Company's total consolidated ceded premiums written during 1994. The commission and service income amounts above represent 88.1% of the
Company's total commission and service income as stated in the consolidated financial statements and are reduced by certain expenses related to servicing the business. The Company's internal analysis indicates that the servicing of these facilities contributed a profit during 1994.



Managing General Agent Services

All of the Company's commercial underwriting was written under an MGA agreement with an unaffiliated insurance company. The Company serviced these policies and claims on a commission basis without any underwriting risk. This agreement became effective May 1, 1993. Direct premiums written for the carrier's account during 1994 were $25.4 million. Commission and service income generated under this contract was $2.7 million, which represents 10.1% of the Company's total commission and service income as stated in the consolidated financial statements. With the current premium volume and the corresponding expenses, the Company has not made a profit under the current contract. The Company is considering various alternatives to make this business more profitable.


Property and Casualty Insurance Underwriting Segments

SCIC and its insurance subsidiaries, Consolidated American Insurance Company (Consolidated American), Catawba Insurance Company (Catawba) and Kentucky Insurance Company, comprise the Company's property and casualty insurance group. Each company conducts a substantially similar multi-line property and casualty business. One or more members of SCIC is currently licensed to do business in 46 states.

The Company's current A.M. Best rating is a group rating of NA-5 ("Not Assigned - Significant Change"). This rating is currently under the normal annual review by A.M. Best. The Company anticipates a rating of NA-9 ("Not Assigned - Company Request") after review. A.M. Best is an independent company which rates insurance companies based on its judgement of factors related to the ability to meet policyholder and other contractual obligations. A low rating would not directly impact the Company's servicing carrier or MGA operations. The Company believes such a rating would not have a material impact on its ongoing risk-taking operations as this business can be maintained because of the quality of its agency relationships, and these lines are generally not as sensitive to the rating of the insuring company.

In 1994, the voluntarily retained property and casualty business written by the Company was limited to personal lines business written in the states of Georgia, Kentucky, North Carolina, South Carolina and Tennessee. This business included four major lines of insurance: private passenger automobile, homeowners, dwelling fire and watercraft inland marine. However, the lack of underwriting profit potential from the personal property book of business along with the high cost of catastrophe reinsurance has resulted in a decision to withdraw as a personal property carrier in all operating states. The Company will begin the year long process of non-renewing this business effective June 30, 1995.

Following the general practice in the insurance industry, the Company cedes (transfers through reinsurance) a portion of premiums written to other insurers or reinsurers, which agree to assume the associated liability or risk. By doing so, the Company reduces its net liability on individual risks and endeavors to protect against catastrophic losses. Reinsurance is ceded on an automatic basis under reinsurance contracts known as "treaties" or through negotiation on individual risks. In addition, the Company purchases "excess of loss" coverage, which transfers the Company's risks above certain minimum amounts to other insurers. The maximum limits retained by the Company are currently $100,000 for casualty risks and $60,000 for property.

The Company also purchases catastrophe property reinsurance from other insurers. This program is designed to limit the Company's risk in the event of a catastrophe as defined by the Company's reinsurance agreement. The CAT coverage is on a June 30 annual renewal and is placed with a number of reinsurers, each of which assumes a certain level of losses above the CAT minimum. The current program is fully subscribed and provides coverage for 95% of $13.5 million in excess of $1.5 million. Therefore, the Company's share of a CAT loss would be $1.5 million plus 5% of $13.5 million. If a CAT loss exceeded $15 million, such excess would be incurred by the Company. The Company believes this amount is adequate based on its use of industry CAT modeling programs and its reduced level of premium writings. In light of the Company's decision to withdraw as a personal property carrier in all operating states, it is anticipated the current CAT program will be extended to April 1, 1996 to provide protection as this book of business runs off.

For all reinsurance programs, the Company has a contingent liability for amounts ceded to reinsurers in the event any of the reinsurers should be unable to meet their obligations.

Effective March 15, 1995 (for new business) and May 1, 1995 (for renewals), the Company has begun the process of ceding back to the South Carolina Reinsurance Facility and North Carolina Reinsurance Facility portions of the Company's retained voluntary automobile business. After these programs are initiated in those states, the Company will explore similar substandard automobile opportunities in other southeastern states.

As discussed in Item 1. Business - Regulation and Note 13 to the financial statements included herein, the Company has taken steps in 1995 to further curtail business written. See the referenced discussions for detailed steps taken.


Claims Operations

The Company services and adjusts claims for its retained business, servicing carrier functions and MGA services. In 1994, the Company has moved away from using outside adjusters and towards direct handling of claims. This shift has resulted in a significant reduction in allocated LAE, exclusive of reserve strengthening. Through the earlier involvement of the Company's claims personnel in the claim process, the Company has recognized lower overall adjustment expenses. The Company has continued this trend into 1995.

Salvage on claims is primarily related to automobile claims. The Company utilized auction yards and has been obtaining 14% to 18% of actual cash value. Subrogation on servicing carrier claims is handled in a separate subrogation unit. On its retained and MGA business, the Company's claims representatives handle their own subrogation.

The Company, within the context of the weather related catastrophes of recent years, has developed a comprehensive catastrophe plan designed to maximize customer service in the event of a catastrophe. This plan has been particularly useful with the widespread incidence of flood claims over the last several years. There are currently no significant cases remaining from the winter storm of 1993 or Hurricane Andrew.

Management, in conjunction with the Company's independent actuaries, reviews the loss reserves to determine their adequacy. Such review is based upon past experience and current circumstances and includes an analysis of reported claims, an estimate of losses for IBNR claims, estimates for LAE, reductions for salvage/subrogation reserves and assumed reinsurance losses. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

For   information  regarding  insurance  reserves,   see   Item   7.
Management's Discussion and Analysis of Financial Condition and Results of Operations.


Other Business Services

The   Company  offers  additional  services  through  the  following subsidiaries:

Agency Specialty, Inc. assists local agents in providing excess  and
surplus  lines  for difficult or unusual risks.   This  business  is
placed with nonaffiliated insurers on a commission basis.

Forest Lake Travel Service, Inc. provides travel services for businesses and individuals in the Columbia, South Carolina community. Effective January 1, 1995, the accounts receivable and various immaterial assets of this subsidiary were sold.

As mentioned previously, services for premium financing, credit life, and credit accident and health insurance are no longer provided.


Investments and Investment Results

The Company's invested assets were distributed as follows at December 31, 1994 and 1993:

1994
1993
                Asset Values  PercentageAsset Values   Percentage
               (thousands of            (thousands of
                dollars)                dollars)
U.S. Government and
  agency obligations  $33,916      54.8%     $ 97,935       82.7%
States, municipalities, and
  political subdivisions1,121     1.8           1,741         1.5
Corporate bonds         2,402     3.9             500      0.4
Mortgage backed (government
  guaranteed) securities1,498     2.4           1,606      1.3
Redeemable preferred stocks         4      -               -       -

Total fixed maturities$38,941      62.9%     $101,782       85.9%
Commercial paper and
  invested cash        20,458    33.1          11,135      9.4
Equity securities         458     0.7           3,164      2.7
Mortgage loan on real estate1,965 3.2           2,278      1.9
Other long-term investments        46     0.1          108   0.1

Total invested assets $61,868     100.0%     $118,467      100.0%

Asset values for 1994 represent market values at December 31, 1994. The 1993 asset values represent December 31, 1993 amortized cost for fixed maturities and market values for all other invested assets. The Company reorganized the investment portfolio during 1994 to reduce the percentage concentration in fixed maturities and increase the concentration in more liquid securities such as cash and short-term investments. The Company believes that this mix more accurately matches with the Company's liabilities at this time.

The following table sets forth the consolidated investment results for the three years ended December 31, 1994:

(amounts in thousands)
                            1994           1993          1992

Invested assets (1)      $  89,906      $ 126,199     $ 168,515
Net   investment  income                       5,322           5,456
9,973
Average yield                 5.92%         4.32%         5.92%
Net  realized investment gains (losses)              $   (6,327)   $
1,969 $    7,040

(1)   Average of the aggregate invested amounts at the beginning  of
the  year,  as of June 30 and as of the end of the year.   Amortized
cost of fixed maturities is used for this calculation.

Regulation

Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business, and such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency which must be met and maintained by insurers; license insurers and agents; impose limitations on the nature and amount of investments; regulate premium rates; delineate the provisions which insurers must make for current losses and future liabilities; require the deposit of securities for the benefit of policyholders; and approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating the financial condition of insurance companies.

Most states have also enacted legislation which regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Three of the Company's insurance subsidiaries are domiciled in the State of South Carolina and are principally regulated by the South Carolina Department of Insurance. KIC is domiciled in Kentucky.

The insurance industry has recently received a considerable amount of publicity because of rising insurance costs, a number of high profile insurance company insolvencies and a limited exemption from the provisions of federal anti-trust prohibitions. Changes in the law are being proposed which would bring the insurance industry under the regulation of the Federal government and eliminate current exemptions from anti-trust prohibitions. It is not possible to predict whether, in what form or in which jurisdictions any of these proposals might be adopted, or the effect, if any, on the Company. The NAIC has developed and recommended for adoption by the state insurance regulatory authorities various model laws and regulations pertaining to, among other things, capital requirements for the insurance industry members.

The NAIC has adopted Risk-Based Capital (RBC) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. Compliance is determined by ratio of the Company's regulatory total adjusted capital to its authorized control level RBC (as defined by the NAIC). As of December 31, 1994, three of the four insurance subsidiaries have ratios of total adjusted capital to RBC that are comfortably in excess of the level which would prompt regulatory action. In addition, SCIC not only falls below the required RBC level, but the statutory surplus as adjusted is negative. See "Regulatory Activity During 1995".

South Carolina and most states have insurance laws requiring that property-liability rate schedules, policy or coverage forms, and other information be filed with the state's regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. Rate and form regulation and supervision were originally designed primarily to ensure the financial stability of insurance companies and to protect policyholders, and were not designed to protect shareholders or creditors. There can be no assurance that state or federal regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the Company's insurance subsidiaries. The Company regularly monitors proposed legislation in the states in which it currently does business as it relates to the insurance products sold or anticipated to be sold in such states. Based on that monitoring, the Company is not aware of currently proposed legislation in those states that would materially limit insurance rates for its products or the Company's ability to raise those rates.

Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. South Carolina insurance laws, rather than federal bankruptcy laws, would apply to the liquidation or reorganization of the insurance
companies.   An  examination  of  SCIC,  Consolidated  American  and
Catawba as of December 31, 1994 is currently in progress. The insurance departments of certain other states may also participate in these examinations. KIC has been examined by the state of Kentucky as of December 31, 1991.

Regulation   of   Dividends  and  Other  Payments   from   Insurance
Subsidiaries

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries and affiliates.

South Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least thirty days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under the statutes and regulations. If the ability of the insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to service its debt and/or pay dividends. No assurance can be given that South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

If insurance regulators determine that payment of a dividend or any other payments to an affiliate would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may disapprove, prohibit, or mandate return of such payments that would otherwise be permitted without prior approval.


Regulatory Activity During 1995

As of December 31, 1994, SCIC reported a statutory surplus of $7.3 million in the annual statement as filed. Subsequent thereto, new management obtained input from additional actuarial consultants and determined that additional reserve strengthening was required. Recording the additional reserves resulted in an adjusted statutory capital and surplus deficiency. As adjusted, the December 31, 1994 statutory capital and surplus of SCIC is approximately $1.6 million negative. In order to meet and maintain the minimum statutory capital and surplus requirement of approximately $3 million, the following actions have been or will be taken:

1. On January 31, 1995, an additional capital contribution of $5 million was made to one of the insurance subsidiaries as a result of the stock rights offering completed by the parent company.

2. On April 13, 1995, one of the insurance subsidiaries received an additional $2 million capital contribution.

3. The Company instituted a plan to non-renew all property business effective no later than July 1, 1995. This elimination of property exposures will enable SCIC to renegotiate the catastrophe reinsurance contract that currently costs the Company $1.3 million per year.

4. Effective March 15, 1995, all auto liability business written in North Carolina will be ceded to the Reinsurance Facility.

5. On April 13, 1995, the Company voluntarily agreed to temporarily suspend all new and renewal activity where the Company retained net underwriting risk.

6. During 1994, the Company incurred an operating loss for the first full year of serving as an MGA for commercial lines business. The Company anticipates replacing the underwriter and negotiating a new contract so that an operating profit can be achieved.

The first two actions above have subsequently raised the statutory surplus above the minimum requirement in South Carolina.


Required  Participation in State Residual Market Plans and Insurance
Guaranty Funds

Most states in which the Company's property and casualty insurance group writes business have collective pools, underwriting associations, reinsurance facilities, assigned risk plans or other types of residual market plans ("plans"), by which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's direct voluntary business to the total industry business of that type in that state. As the Company's share of the voluntary market in a given state changes, tentative participations are assigned for each policy year and are updated as actual data becomes available. The required participation by the Company in all such plans is reflected in the results of the Company as soon as reported by the plans. Estimates are maintained for unreported data, which generally is limited to the most recent calendar quarter of activity. Of particular significance are those plans involving workers' compensation insurance, for which underwriting results have normally been unfavorable. In early 1993, the Company withdrew from the workers' compensation market in all states. During 1994, the Company settled all obligations to the Workers' Compensation National Reinsurance Pool.

Most states have enacted insurance guaranty fund laws. Typically, these laws provide that when an insurance company is declared insolvent, the other companies writing the insurance in that jurisdiction are assessed to pay covered claims of the insolvent company. The amount a company is assessed is generally determined by the amount of premiums written in that state, subject to a maximum annual assessment ranging from 1% to 2% of direct written premiums. During 1994, the Company paid $303,000 in such assessments.


Competition and Other Factors

All of the areas of business in which the Company engages are highly competitive. The principal methods of competing are pricing and service. Many competing property and casualty companies have been in business longer than the Company's property and casualty insurance group, have available more diversified lines of insurance, and have substantially greater financial resources. The Company responds to this competitive environment by constantly updating its policy offerings, improving operating procedures and constantly reviewing expenses. In addition, effective October 1, 1994, the Company received a smaller book of business from the South Carolina Reinsurance Facility due to a competitive bidding process.


Employees

At December 31, 1994, the Company and its subsidiaries employed a total of 407 employees, which includes 13 part-time employees. Management's actions during 1994 reduced the number of employees by
16. Additional reductions have occurred during the first quarter of 1995, bringing the total number of employees (including part-time) to 360 at March 31, 1995.


Item 2.   Properties

The Columbia, South Carolina home office, containing approximately 148,000 square feet of occupied space, is owned by the Company and used primarily by its property and casualty insurance operations. Some additional premises are leased by the Company in locations in which they operate.

Management believes that these facilities are adequate for the current level of operations.


Item 3.Legal Proceedings

The Company has filed suit against the American States Insurance Company and Lincoln National Corporation for damages resulting from their unilateral cancellation on August 25, 1992 of its Agreement and Plan of Merger. The Company has reached a favorable tentative settlement on all issues and expects the suit to be settled and dismissed during the second quarter of 1995.

Due to the nature of their business, certain subsidiaries are parties to various other legal proceedings which are considered routine litigation incidental to the insurance business.


Item 4.Submission of Matters to a Vote of Security Holders

None/Not Applicable.

                         Executive Officers

Name                               Age  Position


John C. West                    73    Chairman  of the  Board  since
                                September,  1994.  Director  of  the
                                Company     since     May,     1994.
                                Currently, of counsel with  the  law
                                firm  of  Bethea, Jordan and Griffin
                                in   Hilton  Head  Island,  SC   and
                                professor   at  the  University   of
                                South Carolina.  Former Governor  of
                                South  Carolina (1971-75) and former
                                Ambassador to the Kingdom  of  Saudi
                                Arabia (1977-81).

Robert D. Brooks                52    President  of  South  Carolina
                                Insurance    Company     and     its
                                subsidiaries  and  Director  of  the
                                Company  since January, 1995.   Held
                                various       executive      officer
                                positions,  including President  and
                                Chief  Executive  Officer  (1993   -
                                1994)   of  Shelby  Insurance  Group
                                from 1987 to 1994.

F. Michael Klopp                47    Senior  Vice  President  since
                                1992;     Vice     President      of
                                Underwriting  of  Seibels,  Bruce  &
                                Company  from July, 1986 to January,
                                1992;   Officer  and   Director   of
                                certain Company subsidiaries.

Michael A. Culbertson           46    Vice President of Claims since
                                June,   1993;  Officer  of   certain
                                Company  subsidiaries.  Employee  of
                                the   Company   in  various   claims
                                capacities since December, 1974.

Mary M. Gardner                 30    Vice  President and Controller
                                since   July,   1994;  Officer   and
                                Director    of    certain    Company
                                subsidiaries.   From 1989  to  1994,
                                Assistant   Controller  of   Mercury
                                Insurance   Group,   a   group    of
                                property   and  casualty   insurance
                                companies.

Priscilla C. Brooks             43     Corporate   Secretary   since
                                February,      1995;       Assistant
                                Corporate   Secretary  since   1982.
                                Employed  with  the  Company   since
                                1973.

                               PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


      (a) Market Information

      The Company's common stock is quoted and traded on The NASDAQ National Market, trading symbol "SBIG". The following table sets forth the reported high and low closing sales prices for such shares for each quarter during the two fiscal years ended December 31, 1994.

                                                  High         Low
      1993

      First Quarter                            $ 2-1/4      $ 1
      Second Quarter                              1-3/8        13/16
      Third Quarter                               7/8          3/8
      Fourth Quarter                              1-3/4        7/16

      1994

      First Quarter                            $ 2-1/16     $ 1-1/4
       Second Quarter                               2             1-
7/16
      Third Quarter                               3-1/8        1-3/4
      Fourth Quarter                              3            2-1/4

      (b)Holders.   As  of  March 31, 1995, there were approximately
          2,626  holders  of  record  of  the  Company's  16,717,686 outstanding shares of common stock, $1.00 par value.

      (c)Dividends.   There  were  no  dividends  on  the  Company's
          common stock for 1994, 1993 or 1992.  See Note 7 of  Notes to  Financial  Statements included  under  Item  8  for  a description  of restrictions on the Company's present  and future ability to pay dividends.

Item 6.  Selected Financial Data

The following selected financial data for each of the five years ended December 31, 1994 is derived from the audited consolidated financial statements of the Company. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.

                                1994    1993    1992    1991    1990

                                       (thousands of dollars, except
per share amounts)
FINANCIAL CONDITION
 Total investments          $   61,868$118,467 $156,934 $180,096 $20
7,247
 Total assets *              $ 255,935$324,695 $461,136 $473,235 $48
2,195
  Long-term  debt          $             -$     1,694  $   24,934  $
8,853                       $  32,054
  Shareholders' equity     $        650$  13,902 $  14,219 $  46,669
$  65,949
  Per share                        .04   1.85   1.90   6.23    8.83

RESULTS OF OPERATIONS
 Revenues
  Insurance
    Property and casualty premiums $  14,718 $  55,331 $117,172 $124
,487  $164,398
    Credit life premiums        1,801   3,207  4,247  4,898   4,836
    Commission and service income26,593 18,877 16,300 16,052 14,195
    Net investment income       6,226   7,090 12,960 17,445  20,095
     Realized gains (losses) on investments(6,327)1,969 7,040  3,938
2,697
     Other  income                 2,673   4,697     4,019     5,144
4,870
 Total revenues             $  45,684 $  91,171 $161,738 $171,964 $2
11,091

 Loss from continuing operations$ (19,074)$(10,249)$(32,666)$(16,843
) $  (3,605)
    Per share                   (1.72)  (1.37) (4.36) (2.25)   (.48)

  Income from discontinued operation$          -    $          -   $
- - - - -   $         -             $  13,925
    Per share                     -        -      -      -     1.87

 Income (loss) before extraordinary item$ (19,074)$(10,249)$(32,666)
$(16,843)                    $  10,320
    Per share                   (1.72)  (1.37) (4.36) (2.25)    1.39

 Extraordinary item - benefit of utilization of tax loss carry-
   forward against income from discontinued operation$           - $
- - - - -   $         -          $         -  $   3,433
    Per share                       -      -      -      -       .46

 Extraordinary item - gain from extinguishment
   of debt, net of income taxes$           - $    9,235 $          -
$         -              $         -
    Per share                       -    1.23     -      -       -

  Net income (loss)          $ (19,074)$  (1,014)$(32,666)$(16,843)$
13,754
    Per share                   (1.72)  (0.14) (4.36) (2.25)   1.85

  Cash dividends        $           -  $         -  $          -   $
 2,696                      $   5,132
    Per share                      -       -      -     .36     .69

PROPERTY AND CASUALTY STATUTORY
 UNDERWRITING RATIOS
 Losses and loss adjustment expenses
  to premiums earned            227.0%  105.3% 107.1%  93.9%   80.9%

 Ratio of net premiums written to
  ending policyholders' surplus   **   1.06   5.95   2.30    2.13

(See  Item  7 and Notes to Financial Statements included under  Item
8.)
  * 1992 and prior year amounts have been reclassified pursuant to SFAS 113.
 ** 1994 ratio is not available.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The selected financial data and consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion as they contain important information for evaluation of the Company's financial condition and operating results.

                              OVERVIEW

The Company has incurred a loss from continuing operations in each of the last five years. As the first step of a recapitalization plan, the Company enjoyed an extraordinary gain during 1993 from the extinguishment of debt, net of income taxes, in the amount of $9.2 million. In the next step of the recapitalization plan, the note payable of $10.0 million was cancelled in June of 1994 and exchanged for 7 million newly issued shares of the Company's common stock.

In the nine months following, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of the Company each resigned from their respective positions, and the new 48.3% (as of December 31, 1994) owner obtained representation on the Board of
Directors. The new management is developing strategic plans to focus on the Company's core operations, which have been defined to be fee income producing activities, while reducing the amount of underwriting risk to which the Company has historically been exposed. Certain operations that were not considered to be an integral part of the operations have been sold. These included the credit life and accident and health operations in 1993, the premium financing operations in 1994, and a travel agency in the first quarter of 1995. Each of these operations were sold at a profit.

During 1994, the Company elected to commute its workers compensation loss reserves associated with participation in the National Council on Compensation Insurance. In addition, a long standing dispute regarding the 1985 sale of American Star Insurance Company was settled during the year. These two transactions resulted in an increase in earnings of $3.3 million. However, the transactions also generated a cash outflow of $25.4 million and necessitated the unplanned sale of securities at a loss of $2.6 million.

The new management team also engaged additional actuarial consultants at the conclusion of the year. Based upon this actuarial input, loss and adjusting expense reserves were increased significantly during the fourth quarter. Largely as a consequence of this reserve strengthening, the Company incurred a net loss of $19.1 million for the 1994 year. The portion of incurred losses and loss adjusting expenses that relates to claims occurring in prior years amounts to $17.0 million. Absent this development on prior year reserves and the realized capital losses of $6.3 million, the Company would have been profitable for the 1994 year.

The significant reserve strengthening recorded during the fourth quarter of 1994 resulted in a statutory deficit for one of the insurance company subsidiaries. During the first quarter of 1995, a common stock rights offering was successfully completed, and $5 million of additional capital was contributed to the insurance subsidiary. In addition, proceeds from a $2 million promissory note were received by the Company on April 13, 1995. The $2 million was contributed to the capital of SCIC.


                        RESULTS OF OPERATIONS

The net loss for 1994 was $19.1 million ($1.72 per share). The principal factors influencing the loss were the increase in estimated losses and adjusting expenses for claims occurring in prior years of $20.3 million, the settlement of a long standing dispute at an additional cost of $2.8 million, realized losses on security sales of $6.3 million, and an offset in part by commuting outstanding liabilities with the National Council of Compensation Insurance in an amount that was $6.1 million less than the outstanding reserves. The operating loss for 1993 was $10.2 million ($1.37 per share). An extraordinary gain from the extinguishment of debt in the amount of $9.2 million ($1.23 per share) reduced the net loss for the year to $1.0 million ($.14 per share). The net loss for 1992 was $32.7 million ($4.36 per share) when operating results were dominated by losses from Hurricane Andrew. The total loss from Hurricane Andrew was $105.5 million before reinsurance and $35.4 million after reinsurance.

Service Activities

Service activities are predominantly related to acting as a servicing carrier for the South Carolina and North Carolina automobile reinsurance facilities, and for the WYO National Flood Insurance Program. The Company bears no underwriting risk for the business processed and administered as a servicing carrier.

The Company began in 1993 to produce business in its MGA capacity for an unaffiliated insurance carrier. The Company receives a commission for producing, underwriting, and servicing such business. In addition, the Company began in 1994 to act as a servicing carrier for the Kentucky Assigned Risk Plan.

The following table reflects the major components of commission and service revenue and pre-tax operating profit for 1994, 1993, and 1992:

                                         1994      1993        1992
        Commission  and  service  revenue:           (thousands   of
dollars)
        Servicing carrier              $ 23,433  $ 16,196  $ 15,430
        MGA                               2,792     1,958        -
        Other                               368       723       870
          Total                        $ 26,593  $ 18,877  $ 16,300

Pre-tax operating profit               $ 15,109 $   4,321 $   7,085

The commission and service revenue shown above has been reduced for certain expenses related to servicing the business. The significant increase in servicing carrier revenue is primarily attributable to two factors: 1) a reduction in allocated loss adjustment expenses associated with the South Carolina Reinsurance Facility (the "Facility"), which are netted against the revenue for adjusting claims, and 2) an increase in the component of the Facility fee based upon claim payments, which rose substantially during 1994. The increase in MGA commissions is attributable to having twelve months of operations in 1994, compared to eight months in 1993. The increase in pre-tax operating profit in 1994 is due to these increased revenues, decreased direct expenses related to servicing the business and the Company's more specific identification of expenses by operating segment.

1993 commission and service revenue was reduced $1.4 million due to a refinement of its estimate of loss adjusting fees accrued on claims in process but not yet paid, for which the facility allowance will be received when the claim is paid.

With respect to the Company's servicing carrier activities for the South Carolina Reinsurance Facility, the South Carolina legislature passed a joint resolution in 1993 requiring that servicing carrier contracts, which previously had been awarded based on application, be put out for bid. The Company, through this bid process, was selected as one of three servicing carriers for the facility for a new five year contract period from October 1, 1994 to September 30, 1999. In response to the competitive aspect of this bid, the Company had to reduce its commission rates. While the Company did not retain the ongoing block of business that it was servicing, which was the largest of the three blocks, it was awarded the next largest. The premium volume on the previously held block was $82 million; the volume of the new block is estimated to be $64 million. This lower premium volume, in combination with lower servicing rates, resulted in approximately $2 million less commission earned in the fourth quarter of 1994 than in the preceding three quarters.

The Company serviced $29.5 million of flood insurance premiums through the WYO program in 1994 ($32.7 million in 1993). It is among the ten largest companies acting in that capacity. The Independent Insurance Agents of America (the national association) sponsors the Company country-wide as a WYO company of preference to provide flood coverage to their members through special marketing programs of their associations. Approximately 51% of the Company's volume in this program comes from Florida. Since the Company left Florida's voluntary marketplace in 1993, the percentage of premium volume generated in that state 1994 has been reduced approximately 7% due to competition from other WYO companies.

Property and Casualty Underwriting

In 1993, the Company took actions to significantly reduce premium writings, due to the impact of Hurricane Andrew. Voluntary underwriting activities are now being conducted only in the five states of South Carolina, North Carolina, Georgia, Kentucky, and Tennessee. The Company's commercial business in the five states, which had been produced for its own account, is now being produced under an MGA arrangement for the account of an unaffiliated insurance carrier. The Company also withdrew from the workers' compensation market in all states.

Effective in March, 1995, all automobile liability business written in North Carolina is being fully ceded to the reinsurance facility. Additionally, the Company has instituted a plan to non-renew
property   business  in  all  states  no  later  than  July,   1995.
Consequently, the Company expects to significantly reduce the current $1.3 million cost of its catastrophe reinsurance program for the year beginning July 1, 1995.

A.M. Best, the industry's leading rating authority, last assigned the Company a group rating of NA-5 ("Not Assigned-Significant Change") because of the significant recapitalization in 1993. A.M. Best is an independent company which rates insurance companies based on their judgement of factors related to the ability to meet policyholder and other contractual obligations. The rating is not directed toward the protection of investors. A low rating would not directly affect the Company's servicing carrier or MGA operations. The Company believes such a rating would not have a material impact on its personal lines business as this business can be maintained because of the quality of its agency relationships and because these lines are generally not quite so sensitive to the rating of the insuring company. This rating is currently under the normal annual review by A.M. Best. The Company anticipates a rating of NA-9 ("Not Assigned - Company Request") after review.


Underwriting Results

The Company ceased to underwrite commercial lines in 1993 and has withdrawn from retaining any underwriting risk in all but five Southeastern states. The following table presents net premiums earned and loss ratios for the last three years:

                       1994                                     1993
                  1992
                   Premiums  Loss  Premiums  Loss  Premiums  Loss
                   Earned   Ratio   Earned   Ratio   Earned   Ratio
                                                      (thousands  of
dollars)

     Automobile lines$  12,655119.3% $  22,33671.1%$  45,628 78.5%
     All other lines       2,063  887.4     32,995  128.5     71,544
  125.3
       Totals      $  14,718  227.0% $  55,331  105.3%$117,172   107
.1%

Several key ratios are used in the industry to measure underwriting results. The pure loss ratio is the ratio of losses incurred to premiums earned. The loss adjustment expense ratio is the ratio of loss adjustment expenses incurred to premiums earned. The sum of these two ratios is called the loss ratio.

In 1993, $9.6 million of premiums written were assumed as reinsurance or pool participations ($12.0 million in 1992), substantially all resulting from various residual market pools. The 1994 amount of $2.2 million was not significant due to withdrawing from the NCCI pool. Of $131.5 million of ceded premiums ($145.2 million in 1993 and $152.5 million in 1992), $116.1 million ($120.1 million in 1993 and $117.5 million in 1992) was related to designated carrier and flood servicing carrier business.

The following is a breakdown of percentages of net premiums written in each of the Company's principal states for 1994, 1993, and 1992:


% of Total Net Premiums Written

                                 1994        1993           1992

         Alabama                    0.1%        0.0%         4.1%
         California                  0.4         0.3          0.3

         Florida                     2.2      (14.9)         24.5
         Georgia                     1.6        11.0          9.4
         Kentucky                    1.9         6.4          9.4
         Louisiana                   0.0         0.4          1.3
         North Carolina             53.4        52.8         22.0
         South Carolina             38.6        34.0         17.0
         Tennessee                   1.6         6.9          5.2
         Virginia                    0.9         0.9          2.5
         All other                 (0.7)         2.2          4.3
          Total                   100.0%      100.0%       100.0%

The percentage of all other states in 1994 is negative due to the company's withdrawal from various states during 1993, resulting in return premium volume during 1994. The percentage for Florida in 1993 is negative because the Company withdrew from that state by doing mid-term cancellations of policies in force, resulting in negative premiums written for the year.

Reserve deficiencies from prior years adversely affected 1994 by $17.0 million, 1993 by $10.5 million, and 1992 by $7.5 million. Such adverse reserve development is fully discussed following the tabular ten-year period analysis presented later in the reserves section.

Results for 1993 were impacted by losses of $4.2 million from the first quarter "Winter Storm of the Century", as well as a $1 million reduction due to a rate rollback in the state of North Carolina. The North Carolina Rate Bureau and Commissioner of Insurance of North Carolina settled litigation for private passenger auto insurance rate cases for 1987, 1988, 1989 and 1991. The resulting consent order agreed to leave the rates as filed by the Rate Bureau for 1987, 1988 and 1991. However, the settlement for 1989 cases provided the rates approved by the Commissioner (which were lower than the rates filed by the Rate Bureau) be upheld, and that member companies issue refunds of premiums and interest to policyholders affected by the rates previously implemented by the Rate Bureau, thus resulting in the rate rollback. This consent order settled the rate cases for the years stated, and there is no other litigation pending or anticipated.

Hurricane Andrew dominated 1992 results. Excluding Andrew, both the by-line and overall loss ratios would have been significantly decreased.

Beginning   in  1993,  the  Company  decided,  for  risk  management
purposes, to continue to write personal automobile business only in the states of North Carolina, South Carolina, and Tennessee.

In 1993 the Company began its withdrawal from the workers' compensation market in all states. The workers' compensation business had already been substantially downsized. As a result of participation in the National Workers Compensation Reinsurance Pool, the Company had recorded substantial losses for its allocable share of the business placed in this residual market. The total loss to the Company relative to this residual market was $2.8 million in 1993 and $3.4 million in 1992. During 1994, this residual market generated a profit of $4.9 million, largely due to a favorable impact of $6.1 million upon the commutation of outstanding losses.

In 1993, the Company commuted its $43 million casualty aggregate excess of loss reinsurance agreement which it had entered into in 1989. The Company reduced its reinsurance recoverable on ceded losses and loss adjustment expenses by $43 million, and received $42.9 million in U.S. Treasury Strips. The commutation had no material effect on underwriting results, or on net income.


Through  various types of reinsurance, the Company reduces  its  net liability on individual risks. A significant portion of the Company's covered risks are located in areas that are vulnerable to major windstorms. These risks are mitigated in part by using selective underwriting procedures and purchasing catastrophe property reinsurance protection to contain major losses. Although this protection was inadequate with regard to Hurricane Andrew, the substantial downsizing in premiums, risk areas, and lines of business should more adequately protect the Company in the event of a catastrophic event.


Reserves

Loss reserves are estimates at a given point in time of the amount the insurer expects to pay claimants plus investigation and litigation costs, based on facts and circumstances then known. It can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust the estimates of liability.

The liability for losses on direct business is determined using case-
basis  evaluations  and  statistical projections.   The  liabilities
determined under these procedures are reduced, for GAAP purposes, by estimated amounts to be received through salvage and subrogation. The resulting liabilities represent the Company's estimate of the ultimate net cost of all unpaid losses and LAE incurred through
December 31 of each year. These estimates are subject to the effects of changing trends in future claims frequency and/or
severity.   These  estimates  are  continually  reviewed   and,   as
experience develops and new information becomes known, the liability is adjusted as necessary.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered, an increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends adjusted for changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary. The Company does not discount its loss and LAE reserves.

In 1993, the Company adopted FASB Statement No. 113, which significantly redefines reinsurance accounting rules and provides stringent requirements with respect to risk transfer and recognition of gains. In addition, the Statement requires ceded claims liabilities and ceded unearned premiums be reported as ceded reinsurance assets, rather than as a reduction to the respective liability. For SAP purposes, the ceded reinsurance reserves are still used to reduce the liability. There were no changes in the recognition of net losses incurred as a result of adopting FASB Statement No. 113. The only effect on the Company's GAAP financial statements was the reflection of the gross liability rather than the net liability for reserves. The Company does not have surplus relief reinsurance arrangements, multiple-year retrospectively-rated reinsurance, or assumption reinsurance transfers.

The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability per the balance sheet:

                                         1994      1993      1992
                                                   (thousands     of
dollars)
        Liability for losses and LAE at beginning of year:
           Gross liability per balance sheet$ 194,682 $ 257,603 $ 22
8,967
          Ceded reinsurance recoverable
                        reclassified as an asset  (76,221) (140,969)
(120,388)
          Net liability                118,461   116,634    108,579
        Provision for losses and LAE for
          claims occurring in the current year16,451 47,776 117,997
        Increase in estimated losses and LAE
           for  claims  occurring in prior  years   16,957    10,509
7,454
                                        33,408    58,285    125,451
        Losses and LAE payments for claims occurring during:
            Current year                10,291    26,499     54,645
            Prior years                 62,464    29,959     62,751
                                        72,755    56,458    117,396
        Liability for losses and LAE at end of year:
          Net liability                 79,114   118,461    116,634
          Ceded reinsurance recoverable
            reclassified as an asset    88,731    76,221    140,969
           Gross liability per balance sheet$ 167,845 $ 194,682 $ 25
7,603

As reflected in the preceding table, each year was affected by reserves from prior years having been deficient in those earlier periods. The impact of this adverse development was $17.0 million in 1994, $10.5 million in 1993, and $7.5 million in 1992. Adverse reserve development will be fully discussed following the tabular ten-year period analysis presented later in this section.

Reserve deficiencies are caused primarily by the difficulties inherent in estimating the liability for claims on the casualty lines of business, where the full extent of the damages can often be sizable, but not accurately determinable at the date of estimation. This situation is further complicated by the fact that the existence of a claim may not be reported to the Company for a number of years.

The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows:

                                            December 31,
                                                1994        1993
                                                       (thousands of
dollars)
         Net liability on a SAP basis, as filed in annual statement$
70,854  $ 119,536
        Additional reserve strengthening         9,000            -
        Adjusted net liability on a SAP basis   79,854      119,536

        Additional GAAP reserve                      -          890
        Estimated salvage and subrogation recoveries recorded on
           a  cash-basis  for SAP and on an accrual basis  for  GAAP
(740)    (1,965)
        Net liability on a GAAP basis, at year-end79,114    118,461

        Ceded reinsurance recoverable           88,731       76,221

         Gross liability reported on a GAAP basis, at year-end$ 167, 845 $ 194,682

The following table reflects the loss and LAE development for 1994 and 1993 on a GAAP basis:

                          Unpaid Losses Re-estimated as   Cumulative
                             and LAE    of one year later (deficienc
y)
                                        (thousands of dollars)
      1994:
        Gross liability        $167,845
      Less: Reinsurance recoverable    88,731
      Net liability           $  79,114

      1993:
        Gross liability        $194,682       $220,925     $(26,243)
      Less: Reinsurance recoverable    76,221     84,998     (8,777)
      Net liability            $118,461       $135,927     $(17,466)


The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten-year period for retained business only:

                                    Year    Ended    December    31,

                      19841985198619871988198919901991199219931994
                                              (millions of dollars)


Liability for unpaid losses
 and LAE (SAP)        157 169 162 145 129 122 116 112 118 120  80


Cumulative liability paid through:
 One year later        90 101  94  82 104  78  77  63  30   63
 Two years later      142 158 142 150 141 121 116  50  84
 Three years later    181 193 194 173 166 145  93  91
 Four years later     205 235 211 191 183 115 125
 Five years later     237 247 224 203 151 139
 Six years later      245 257 233 174 170
 Seven years later    253 264 208 191
 Eight years later    259 241 223
 Nine years later     239 255
 Ten years later      252



Liability re-estimated as of:
 One year later       192 198 181 158 174 135 136 119 129  137
 Two years later      207 218 192 197 177 150 147 124 139
 Three years later    221 226 229 200 188 156 151 133
 Four years later     230 263 233 210 185 159 161
 Five years later     258 266 240 204 185 168
 Six years later      260 270 235 204 195
 Seven years later    263 266 235 213
 Eight years later    260 265 243
 Nine years later     260 274

 Ten years later      268

Cumulative (deficiency)(111)(105)(81)(68)(66)(46)(45)(21)(21)(17)

The preceding table presents the development of balance sheet liabilities on a SAP basis for 1984 through 1993. The top line of the preceding table shows the initial estimated liability on a SAP basis. This liability represents the estimated amount of losses and LAE for claims arising in years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported.

The next portion of the preceding table reflects the cumulative payments made for each of the indicated years as they have developed through time. This table has been adjusted for a modification made to 1994 paid losses on a GAAP basis, not recorded for statutory net losses incurred. On a statutory basis, the modification is a reclassification only and has no effect on income. Additionally, a ceded reinsurance commutation during 1993 for $43 million reduced the gross asset for reinsurance recoverable on losses and loss adjustment expenses. Since investments were increased $42.9 million, total assets were basically unchanged. Under the gross method of reporting the liability for losses and LAE, the commutation  had  no effect on liabilities.  The  1993  expense  for losses and LAE was also unaffected, because the reduction in the asset for reinsurance recoverable served to increase the expense, while the securities received served to decrease the expense. For these same reasons, the re-estimated liability shown on the ten-year development table was also not affected. The 1993 impact on the cumulative liability paid on the ten-year development table, which was reduced by the value of the securities received, was as follows (in millions of dollars):

                                       Cumulative       Add     Back
Cumulative
                                        Liability        Commutation
Liability
                                     Paid As     Reduction      Paid
As
                                        Reported         To     Paid
Adjusted
        1983:  10 years later         185          17           202
        1984:   9 years later         239          24           263
        1985:   8 years later         241          28           269
        1986:   7 years later         208          31           239
        1987:   6 years later         174          35           209
        1988:   5 years later         151          40           191
        1989:   4 years later         115          43           158
        1990:   3 years later          93          43           136

        1991:   2 years later          50          43            93
        1992:   1 year  later          30          43            73

The next portion of the table shows the re-estimated amount of the liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims for the year being reported.

The "cumulative (deficiency)" represents the aggregate change in the estimates over all subsequent years. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE on a GAAP basis are shown in the reconciliation table.

In evaluating this information, it should be noted each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

After the Company experienced adverse loss reserve development in 1990 and 1991 on its southeastern business, it was determined a significant reserve addition was necessary to bring current and prior year reserves to a level to avoid or minimize recurrence of adverse development. Accordingly, in the fourth quarter of 1991 the Company added $18.4 million to its reserves. The addition was determined through a comprehensive actuarial review of the Company's direct and net business.

The adverse loss reserve development in 1994, 1993 and 1992 is primarily attributable to business other than the Company's core southeastern business. Business the Company is required to accept through various mandated pools and associations contributed $2.9 million in 1993 ($1.7 million in 1992). This business relates primarily to the National Workers' Compensation Reinsurance Pool. The Company started limiting the burden from this pool by restricting direct workers' compensation premiums beginning in

1990, and in late 1992 made the decision to discontinue writing any new or renewal workers' compensation business. During 1994, liabilities associated with this Pool were commuted, eliminating exposure to further development for the Pool, and producing a $6.1 million reduction in the adverse development for 1994.

The majority of the adverse reserve development in 1989 was related to accident years 1982-1985 and the business produced by the former West Coast operation. The Company purchased that operation in 1981. The problem West Coast lines were primarily commercial automobile liability and other liability, including a substantial amount of contractors' and subcontractors' liability coverages. These claims turned out to have greater severity and much longer development periods than the Company had previously experienced. It was not until 1989 that the full extent of the problems started to become clear. The Company added $30 million to its reserves for that business in 1989, and until 1992 had no further adverse development. As of December 31, 1994, the Company has $21.5 million of reserves established for this business.

A part of the Company's reserve for losses and LAE is set aside for environmental, pollution and toxic tort claims. The majority of these claims relate to business written by the West Coast operation prior to 1986. At December 31, 1993, the reserves on these claims was $23.4 million. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on them is limited to 50% of the loss and reimbursement of the Company's 50% does not begin until the other company pays out subsequent to June 7, 1994 a total of $20 million in losses. The settlement also has policyholder surplus safeguards to the benefit of the Company built in to it. Future obligations, if any, are not likely to become payable for several years.

Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1994:

                  Pending, December 31, 1993                112
                  New claims received          24
                  Claims settled        47
                  Pending, December 31, 1994                  89

The policies corresponding to these claims were written on a direct basis. The Company has 100% excess of loss reinsurance through 1980 of $100,000, and $500,000 after that date. The claims are reserved as follows ($ in thousands):

                  Case reserves    $ 2,160
                  IBNR reserves     9,950
                  LAE reserves       3,718
                  Total            $15,828

The above claims involve 11 Superfund sites, 5 asbestos or toxic tort claims, 11 underground storage tanks and 62 miscellaneous clean-up sites.

For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

The Company has consistently strived for reserve adequacy. Prior to 1992, thorough actuarial reviews were performed only at year-end. In 1992, an interim review was done. Additionally, the Company refined its estimate of the IBNR component of loss reserves to help ensure the timely recognition of current year losses and the adequacy of the IBNR for prior years' losses. At the end of 1994, the new management engaged an additional consultant to review the adequacy of loss reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent future years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

      Investments and Realized Gains

The following table shows net investment income, realized gains, and the amount of the investment portfolio at the end of the year for 1994, 1993, and 1992:

                            1994      1993         1992
                                   (thousands of dollars)
        Net investment income$  5,322 $  5,456 $  9,973
        Realized gains (losses)(6,327) 1,969     7,040
        Total investments   61,868   118,467   156,934

At December 31, 1994, 33.0% of total investments were committed to short term investments, compared to 9.4% at the end of 1993.
Investments in U.S. Government bonds were 87% of the fixed maturities at the end of 1994, and 96% at the end of 1993. The Company has no "junk bonds" in its portfolio.

In May 1993, FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement No. 115 classified securities into three categories: held-to-maturity, trading, and available-for-sale. The Company's securities are currently classified as, and will continue to be classified as, available-for-sale. Statement No. 115 requires available-for-sale securities to be reported at estimated market value and the unrealized gains and losses be reported in a separate component of shareholders' equity. The Company adopted Statement No. 115 effective January 1, 1994.

Given the negative cash flow of operations, all fixed maturities are considered available-for-sale. Accordingly, they are carried at market value as of December 31, 1994 (lower of amortized cost or market value at December 31, 1993). The market values of the fixed maturity investments were $2.4 million below book value at the end of 1994 compared to $.8 million greater than the book value at the end of 1993. The weighted average yield of the fixed maturity investments was 6.0% at the end of 1994 and 4.4% at the end of 1993.

During 1994, the Company was forced to sell bonds to meet cash requirements while interest rates were rising. This action resulted in significant realized losses. A declining interest rate environment in 1993 and 1992 resulted in realized gains related to fixed maturity and equity investments. The 1993 and 1992 gains were taken primarily in the bond portfolio to shorten maturities, maximize liquidity, and increase surplus.

In December 1993, the Company entered into an Investment Management Client Agreement with Prudential Securities Incorporated. Prudential Securities serves as the Company's investment advisor on all portfolio investments.

Other Operations

Investors National Life Insurance Company of South Carolina was formed in 1993 to assume the run-off of the business written through Investors National Life Insurance Company, which, prior to its sale late in 1993, had provided credit life and credit accident and health insurance through banks, savings and loan institutions and automobile dealers. The pre-tax (loss) income of Investors National was $(677,000), $44,000 and $179,000 in 1994, 1993 and 1992,
respectively. The loss in 1994 is due primarily to realized investment losses, compared to gains in prior years.

In February 1994, Policy Finance Company was formed to handle the administration of the assets retained in the sale of Premium Service Corporation. Pre-tax income of PFC was $538,000 in 1994. PSC's pre-tax income in 1993 was $470,000 and $262,000 in 1992. The Company has no plans to continue its own premium financing activity.

Effective January 1, 1995, Forest Lake Travel Service, a subsidiary travel agency, was sold. FLT's 1994 pre-tax income was $95,000, $420,000 in 1993 and $443,000 in 1992. The sale generated an insignificant gain in the first quarter of 1995.

All of the above operations were sold because of management's emphasis on restructuring the Company's core business. All of these sales were made at a gain. Future years' operations are not anticipated to be significantly impacted by these sales.


Income Taxes

In 1993, the Company adopted FASB 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provision of the enacted tax laws. The adoption had no material effect on the financial statements. Prior to the implementation of FASB 109, the Company accounted for income taxes using APB Opinion No. 11.

The 1994 provision for income taxes on operations of $28,820 resulted from certain life insurance taxable income and state income taxes that cannot be offset by tax operating losses. The provision also included a benefit from an overaccrual of expense in prior years.

In 1993, the Company recognized an income tax benefit from operations of $4.8 million and a $5.6 million income tax expense on the extraordinary gain from debt extinguishment. The net tax expense of $797,000 includes the tax effect of certain life insurance taxable income and state income tax expense that cannot be offset by tax loss carryovers. The 1992 provision for income taxes of $58,000 resulted from state taxes on subsidiary operations.

As of December 31, 1994, the Company has a $87.7 million tax net operating loss carryforward and a $6.6 million capital loss carryforward. Management anticipates incurring income tax in future years only to the extent that the carryforwards cannot fully offset the alternative minimum tax, certain life insurance taxable income, or state income taxes, or until the carryforward is fully utilized or limited. The unused loss carryforwards are generally subject to limitations with respect to changes in ownership, as defined by the Internal Revenue Code.

Subsequent to year-end, the Company completed a right's offering and there has been a stock purchase by investors. The possibility exists that a change in ownership, as defined by the Internal Revenue Code, may have occurred, although an actual determination with respect thereto has not been definitely made. If a change in ownership has occurred or does occur, the unused loss carryforwards will be subject to certain limitations.

Based on its recent earning history, the Company has determined that an asset valuation allowance of $46.0 million should be established against deferred taxes at December 31, 1994.


CAPITAL RESOURCES AND LIQUIDITY

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include premium collections, service fee income, investment income and sales and maturities of investments.

As the Company deliberately downsizes its exposure to underwriting risk, premium collections decline at a much faster pace than the decline in claim payments. Consequently, operations have used net cash in operating activities of $44.6 million in 1994, $43.6 million in 1993, and $22.3 million in 1992. During 1994, cash disbursements included $25.4 million for the non-recurring commutation of NCCI liabilities and a dispute settlement regarding American Star. The 1993 cash used in operating activities would have been $43 million greater than the actual cash drain had it not been for a non-recurring commutation of reinsurance ceded which produced a cash receipt in the amount of the reinsurance recoverable. The 1992 cash flow from operations would have been positive had it not been for $35.4 million in Hurricane Andrew losses.

The 1994 cash used in operating activities necessitated unplanned liquidation of long term bonds. Because this occurred during a period of declining bond values, the Company incurred $6.3 million of realized losses on the sale of these securities. While additional cash drain from operations is anticipated for 1995, the expected amount is less than the $20.4 million of cash and temporary investments held at December 31, 1994. Hence, no unplanned sales of securities are anticipated during 1995.

There have been no shareholder dividends declared during the last three years, and there is not a likelihood that any will be considered during 1995. Long-term debt outstanding has been reduced to an insignificant amount as a consequence of the debt forgiveness during 1993, and the exchange of debt for common shares during 1994.

The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The National Association of Insurance Commissioners has adopted risk based capital requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by ratio of the companies' regulatory total adjusted capital to its authorized control level RBC (as defined by the NAIC). Three insurance subsidiaries of the Company have December 31, 1994 ratios of total adjusted capital to RBC that are comfortably in excess of the level which would prompt regulatory action.

One of the Company's insurance subsidiaries fell below the minimum required statutory surplus at December 31, 1994. During the first quarter of 1995, the Company completed a stock rights offering and contributed $5 million of additional capital to the subsidiary. In addition, an investor has provided $2 million additional capital in exchange for a promissory note during April, 1995 to strengthen the statutory surplus for the subsidiary. These capital infusions will allow the subsidiary to meet the minimum capital requirements, but will leave little margin for additional operating losses without further capital infusions. The subsidiary has submitted a plan to the regulators which includes further reductions in the level of direct written premiums.


Item 8.  Financial Statements and Supplementary Data
(continued on following page)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of The Seibels Bruce Group, Inc.:


We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (a South Carolina corporation) (the Parent Company) and its subsidiaries (collectively the Company ), as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to report on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

As more fully discussed in Note 1, the Company has sustained significant operating losses during each of the past three years. Further, as of December 31, 1994, the Company s primary insurance subsidiary, South Carolina Insurance Company ( SCIC ), reported an adjusted consolidated statutory capital and surplus deficiency of approximately $1.6 million, which is substantially below the minimum required by the State of South Carolina, Department of Insurance ( DOI ). Failure to meet statutory capital minimums exposes the parent company and such subsidiary insurance companies to regulatory actions and or agreements with the DOI. The regulators have the authority to take control of the subsidiary insurance companies if sufficient capital levels are ultimately not achieved. In the event the DOI should take control of the subsidiary insurance companies, the shareholders would lose their respective ownership interests, therein. Subsequent to year end and as discussed in Note 13, $7 million of additional statutory capital was contributed directly to SCIC and its subsidiaries. Although results of operations for the period subsequent to December 31, 1994 have not been quantified, management believes that SCIC currently meets the minimum statutory capital and surplus requirements of the DOI. The Company is being closely monitored by the DOI as it formulates its future operating plans which include restructuring of its business to minimize operating losses and restore future profitable operations, controlling the significant operating cash outflows and raising additional capital. There can be no assurance that the Company will be successful in consummating and executing such a plan or in raising additional capital. If the Company is unable to achieve such an operating plan or raise additional capital, continuing operating losses could further deplete statutory capital to a level which would prompt regulatory action, including taking control of SCIC. SCIC owns substantially all assets of the Company and all subsidiaries with operations. Because of the erosion of the Company s capital base and the inability to limit losses from claims, many of which occurred years ago, it is unlikely that the Company can
continue   to  operate  indefinitely  in  the  absence  of   raising
additional capital.

Significant losses and uncertainties existed in prior years and our reports on the 1993 and 1992 financial statements expressed substantial doubt about the ability of the Company to continue as a going concern. The continuing nature of these matters during 1994 again raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including regulatory action and third-party reactions to the minimal statutory capital and continuing operations. The consolidated financial statements have been prepared based on the company continuing as a going concern, generally reflecting the historical cost basis of accounting. Accordingly, the consolidated balance sheet does not include the fair value or liquidation value of all assets and liabilities. In addition, the consolidated financial statements do not include any adjustments that might result from the Company not continuing as a going concern, regulatory actions or third-party reactions to the minimal statutory capital and surplus levels and continuing operating losses.

Because  of  the  significance  of  the  matters  discussed  in  the preceding paragraph, we are unable to express, and we do not express, an opinion on the 1994 financial statements referred to above. However, in our opinion, the 1993 and 1992 financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 1993 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 3 to the financial statements, effective January 1, 1994, the Company changed its method of accounting for investments in debt securities.

Our audits were made for the purpose of rendering a report on the basic financial statements taken as a whole. The Schedules I, III, V, VI, VIII and X as of December 31, 1994 and for each of the three years in the period ended December 31, 1994 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements. For the reasons discussed in the third and fourth paragraphs, we are unable to express, and we do not express, an opinion on the 1994 information included in the schedules referred to above. However, in our opinion, the 1993 and 1992 information in the schedules referred to above does fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Columbia, South Carolina
April 14, 1995

           THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

December 31,
                                                1994            1993

     ASSETS
Investments:
   Fixed maturities, 1994 at market (cost of $41,321,214),
      1993 at amortized cost, (market of $102,622,878)$38,940,939 $1
01,781,569
   Equity securities available-for-sale, at market (cost of $540,655
     at 1994 and $1,589,039 at 1993)           458,492   3,164,135
   Short-term investments, including temporary cash
      investments of $20,243,331 ($10,205,364 at 1993)20,457,513 11,
135,051
   Mortgage loan on real estate, at estimated realizable value (cost of
     $2,949,080 at 1994 and $2,890,018 at 1993)1,965,000  2,277,478
    Other long-term investments                  46,092        108,4
85
      Total investments                     61,868,036 118,466,718
Cash, other than invested cash                       -   2,013,529
Accrued investment income                      808,774   1,086,531
Premiums and agents' balances receivable, net13,027,605  13,717,594
Premium notes receivable                        93,162  11,213,198
Reinsurance recoverable on paid losses and loss adjustment  expenses
30,277,569                                  33,844,870
Reinsurance  recoverable  on  unpaid  losses  and  loss   adjustment
expenses                                    88,730,898  76,220,368
Property and equipment, net                  6,270,334   5,329,019
Prepaid reinsurance premiums - ceded business48,482,673 54,926,144
Deferred policy acquisition cost               899,053    3,841,646
Other                                                         assets
5,476,468                                     4,035,842
     Total assets                         $255,934,572 $324,695,459

     LIABILITIES
Losses and claims:
  Reported and estimated losses and claims -   retained business$64,
220,902                  $97,884,221
                         ceded business     74,140,671   65,731,904
 Adjustment expenses - retained business    14,893,169   20,577,200
                                          ceded  business 14,590,227
10,488,464
Unearned premiums:
 Property and casualty - retained business   6,945,280    7,126,591
              ceded business                48,482,673   54,926,144
  Credit  Life                                             1,570,468
3,664,488
Balances due other insurance companies      17,264,627   25,922,062
Notes                                                        payable
439,167      11,933,511
Current income taxes payable                   148,966      719,977
Other liabilities and deferred items        12,588,570   11,819,283
                            Total                        liabilities
255,284,720  310,793,845

     COMMITMENTS AND CONTINGENCIES (Notes 1, 10, 11 and 13)

     SHAREHOLDERS' EQUITY
Special  stock,  no  par  value, authorized 5,000,000  shares,  none
issued and outstanding                              -            -
Common stock, $1 par value, authorized 25,000,000 shares, issued and outstanding 14,500,534 shares (7,500,534 shares at 1993)14,500
,534  7,500,534
Additional  paid-in capital                               30,983,592
27,983,592
Unrealized gain (loss) on securities        (2,615,004)   1,562,557
Retained                                                     deficit
(42,219,270) (23,145,069)
     Total shareholders' equity                649,852   13,901,614
      Total liabilities and shareholders' equity$255,934,572 $324,69
5,459

The accompanying notes are an integral part of these consolidated financial statements.

              THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


   Year Ended December 31,
                                            1994                       1993
   1992
Premiums:
  Property and casualty premiums earned         $  14,718,248 $  55,331,227
$ 117,171,985
   Credit   life  premiums  earned                    1,800,585   3,206,888
4,246,575
Commission   and  service  income,  net              26,592,731  18,877,138
16,299,858
Net investment income                5,321,528 5,455,518  9,973,406
Other interest income                  904,898 1,634,822 2,986,798
Realized   (losses)   gains  on  investments           (6,327,250)1,968,663
7,039,904
Other income                         2,673,178    4,697,093    4,019,239

  Total revenue                     45,683,918   91,171,349  161,737,765

Expenses:
 Property and casualty:
   Losses  and  loss  adjustment  expenses           33,407,690  58,285,055
125,450,865
    Policy   acquisition  costs                      5,538,067   17,627,677
35,709,144
 Credit life benefits                  769,664 1,374,318 1,538,383
 Interest expense                      321,365 2,526,753 1,853,248
  Other  operating  costs and expenses             24,692,513    26,368,235
  29,794,472

  Total expenses                    64,729,299  106,182,038  194,346,112

Loss  before  income  taxes  and extraordinary  item           (19,045,381)
(15,010,689)              (32,608,347)

Provision  (benefit) for income taxes                  28,820  ( 4,761,463)
    58,105

Loss  before  extraordinary  item                  (19,074,201)(10,249,226)
(32,666,452)

Extraordinary item - gain from extinguishment
   of   debt,  net  of  income   taxes                                    -
 9,235,065                               -

Net    loss                                                   $(19,074,201)
$ (1,014,161)             $(32,666,452)

Per share:
   Loss   before  extraordinary  item                    $(1.72)    $(1.37)
$(4.36)
 Extraordinary item                          -      1.23         -
   Net   loss                                           $(1.72)     $(0.14)
$(4.36)

The accompanying notes are an integral part of these consolidated financial statements.

              THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 Year Ended December 31,
                                      1994             1993            1992


Common stock outstanding:
 Beginning of year               $   7,500,534 $   7,500,534 $   7,495,141
 Stock issued under employee benefit
  plans and dividend reinvestment plan     -         -       5,393
 Stock issued in exchange for cancellation
  of note payable                     7,000,000             -              -

 End of year                      $ 14,500,534 $   7,500,534 $  7,500,534

Additional paid-in capital:
 Beginning of year                $ 27,983,592 $ 27,983,592$ 27,960,216
 Stock issued under employee benefit
  plans and dividend reinvestment plan     -         -      23,376
 Stock issued in exchange for cancellation
     of   note   payable                       3,000,000                  -
- - - - -

 End of year                      $ 30,983,592 $  27,983,592 $  27,983,592

Unrealized gain (loss) on securities, net
 of deferred income taxes:
 Beginning of year               $   1,562,557 $      865,445 $     678,523
 Cumulative effect of change in accounting -
  adoption of FASB 115                 841,309         -         -
 Change in unrealized gains on
  securities                        (5,018,870)    697,112     186,922

   End   of   year                      $   (2,615,004)$      1,562,557   $
865,445

Retained (deficit) earnings:
 Beginning of year               $ (23,145,069)$ (22,130,908)$  10,535,544
  Net  loss                                       (19,074,201)  (1,014,161)
(32,666,452)

 End of year                     $ (42,219,270)$ (23,145,069)$ (22,130,908)

  Total shareholders' equity   $       649,852 $  13,901,614 $  14,218,663

The accompanying notes are an integral part of these consolidated financial statements.

           THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
     Increase (Decrease) In Cash And Temporary Cash Investments

    Year Ended December 31,
                                           1994                 1993
1992
Cash flows from operating activities:
  Net loss                                      $ (19,074,201)$  (1,
014,161)                         $ (32,666,452)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                         739,241   638,066   748,149
   Realized losses (gains) on investments 6,327,250 (1,968,663)(7,03
9,904)

   Extraordinary gain from extinguishment of debt*-       (14,793,62
7)  -
  Change in assets and liabilities:
    Accrued investment income          277,757   353,546   916,415
     Premium and agents' balances receivable, net 689,989 13,292,326
2,881,019
    Premium notes receivable        11,120,036  (383,754)  390,966
    Reinsurance recoverable on losses and
      loss adjustment expenses       (8,943,229)59,882,334 (17,147,3
96)
    Prepaid reinsurance premiums - ceded business6,443,471 6,341,845
(1,682,915)
    Deferred policy acquisition costs2,942,593 11,942,635 2,958,270
     Unpaid losses and loss adjustment expenses(26,836,820)(62,920,7
02) 28,635,352
     Unearned premiums               (8,718,802)(46,070,771)(7,323,9
34)
     Balances due other insurance companies(8,657,435)2,118,230 (1,0
07,134)
    Current income taxes payable      (571,011)  784,380     1,038
    Funds held by reinsurers            96,668 1,556,457   (22,787)
     Outstanding drafts and bank overdraft(3,335,943)(10,338,384)8,5
13,654
     Other - net                      2,892,917   (3,007,022)    (42
0,118)
      Total adjustments             (25,533,318)(42,573,104) 10,400,
675
Net  cash used in operating activities(44,607,519)(43,587,265)(22,26
5,777)

Cash flows from investing activities:
  Proceeds from investments sold     143,608,871 63,794,432 215,067,
928
  Proceeds from investments matured       45,000 11,060,000 12,230,0
00
  Costs of investments acquired      (88,041,144)(93,565,023)(165,44
4,304)
 Change in short-term investments - net 715,505 589,038    328,630
 Proceeds from property and equipment sold655,455 667,313  239,343
  Purchases  of  property and equipment   (2,418,219)       (42,145)
  (76,676)
Net cash provided by (used in) investing activities   54,565,468  (1
7,496,385)                           62,344,921

Cash flows from financing activities:
  Employee  benefit  plans and dividend reinvestment  plan-        -
28,769
 Repayment of notes payable          (1,933,511)(219,319)(6,900,921)
  Cash  dividends paid                          -                  -
(674,562)
Net cash used in financing activities   (1,933,511)    (219,319)   (
7,546,714)

Net increase (decrease) in cash and temporary
  cash investments                     8,024,438 (61,302,969)32,532,
430
Cash  and temporary cash investments, January 1   12,218,893   73,52
1,862                                40,989,432

Cash and temporary cash investments, December 31$   20,243,331 $   1
2,218,893                         $  73,521,862

Supplemental Cash Flow Information:
  Cash  paid for - Interest       $       210,409 $       246,392  $
 1,911,945
                           Income taxes 599,831   4,058     45,532

Noncash Investing Activities:
  Net  receivables for investments sold          -$        39,326  $
     39,291
Noncash Financing Activities:
 Notes payable exchanged for common stock$  10,000,000  -     -
 Notes payable exchanged for accrued interest439,167 -       -
 Extinguishment of debt through cancellation of debt in exchange
  for new debt                                 -       $  14,793,627
- - - - -

* Gain before taxes, from purchase by new investors of previous $23 million term loan, which was exchanged for a new $10 million note.
See Note 1 of Notes to Consolidated Financial Statements for details.
The accompanying notes are an integral part of these consolidated financial statements.

       THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1         THE COMPANY

The Seibels Bruce Group, Inc. ( SBIG and the Company ) has reported operating losses for each of the past three years. For the years ended December 31, 1994, 1993 and 1992, losses before extraordinary items were $19,074,201, $10,249,226 and $32,666,452, respectively; and net cash used in operating activities was $44,607,519, $43,587,265, and $22,265,777, respectively. These results have impaired the underwriting operations of the Company, including the ability to write and retain business. The Company voluntarily curtailed premium writing and has changed its core operations from a risk taker to activities generating fee income to function as a general agent for insurers. New management is developing and implementing a responsive operating plan. All of these activities are designed to stabilize the financial condition of the Company. There is, however, no certainty that the Company can or will achieve its operating objectives.

As of February 28, 1995, regulatory filings by the subsidiary insurance companies indicated consolidated statutory capital and surplus of approximately $7.3 million at December 31, 1994, which was in excess of required minimums. Subsequent thereto, management obtained input from additional actuarial consultants and determined that additional reserve strengthening was required. Such adjustments, if reflected retroactively in the regulatory filings, would have resulted in a deficiency in the December 31, 1994 consolidated statutory capital and surplus of approximately $1.6 million, which is substantially below the minimum required by the State of South Carolina, Department of Insurance ("DOI"). Failure to meet statutory capital minimums exposes the parent company and such subsidiary insurance companies to regulatory actions and or agreements with the DOI. The regulators have the authority to take control of the subsidiary insurance companies if sufficient capital levels are ultimately not achieved. In the event the DOI should take control of the subsidiary insurance companies, the shareholders would lose their respective ownership interests, therein. Subsequent to year-end, $7 million of additional statutory capital was contributed directly and indirectly to SCIC (See Note 13) as follows:

The Company raised approximately $5.1 million through a rights offering, which was recorded in the equity accounts in January, 1995, $5 million of which was contributed as statutory surplus to SCIC. See Note 13.

Effective April 13, 1995, the Company executed a note in favor of the new investors for $2 million, the proceeds of which were contributed as statutory surplus directly to SCICand its subsidiaries. See Note 13.

Although results of operations for the period subsequent to December 31, 1994 have not been quantified, management believes that SCIC currently meets the minimum statutory capital and surplus requirements of the DOI.

In December, 1993, the Company and new investors implemented a recapitalization plan whereby the previous $23 million loan and accrued interest was purchased from the original holder by the new investors and exchanged for a new $10 million note, at 8.5%, due June 30, 1994 and secured by 100% of the stock of South Carolina Insurance Company. The new investors then agreed to exchange the new $10 million note for 7,000,000 shares of the Company s common stock. In June, 1994, the note was returned to the Company, the shares were delivered to the investors and an interest note equal to the accrued interest was given to the new investors. In 1993, the Company recognized an after tax gain of $9,235,065 due to reducing the debt to $10 million. In June 1994, the Company recognized an increase in shareholders equity of $10 million.

The Company is working closely with the regulators as it formulates its future operating plans which include restructuring of its business to minimize operating losses and restore future profitable operations, controlling the significant operating cash outflows and raising additional capital. While the Company has been successful in obtaining the necessary financing to date, there can be no assurance that the Company will be successful in consummating and executing its operating plan or in raising additional capital. If the Company is unable to achieve such an operating plan or raise additional capital, continuing operating losses could further deplete statutory capital to a level which would prompt regulatory action, including taking control of SCIC and/or its subsidiaries. Because of the reduction of the Company s capital base, the Company could be unable to operate indefinitely in the absence of raising additional capital. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including regulatory action and third-party reactions to the minimal statutory capital and continuing operations. The consolidated financial statements have been prepared based on the Company continuing as a going concern, generally reflecting the historical cost basis of accounting. Accordingly, the consolidated financial statements do not include any adjustments that might result from the Company not continuing as a going concern, regulatory actions or third-party reactions to the minimal statutory capital and surplus levels and continuing operating losses.


NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is the parent company of SCIC. SCIC and its property and casualty insurance subsidiaries underwrite multi-line property and casualty insurance, provide servicing carrier activities for several large state and federal insurance facilities and provide MGA services to another insurance company.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


Prior Year Reclassifications

Certain   classifications  previously   presented   in   the
consolidated financial statements for prior periods have been changed to conform to current classifications.


Statutory Reporting

The Company's insurance subsidiaries' assets, liabilities and results of operations have been reported on the basis of GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP, are that under SAP: (i) certain assets that are not admitted assets are eliminated from the balance sheet; (ii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iii) no provision is made for deferred income taxes; (iv) the timing of establishing certain reserves is different than under GAAP; and (v) valuation allowances are established against investments. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "Annual Statement" which reports, among other items, net income (loss) and shareholders' equity (called "surplus as regards policyholders" in property and casualty reporting).

Net  income  and  shareholders' equity of  the  credit  life
insurance  subsidiary  as  determined  in  accordance   with
statutory accounting practices are as follows:

 Year Ended December 31,
                                       1994             1993
               1992

Net income                                               $     749,526     $
466,912                           $    220,191
Shareholders' equity ("surplus as regards policyholders")$  4,035,583      $  6,310,554
$  3,991,410

A  reconciliation  between GAAP net loss and  statutory  net
income   (loss)  of  the  property  and  casualty  insurance
subsidiaries is as follows:


Year Ended December 31,
                                        1994      1993         1992
                                               (thousands of
dollars)

       GAAP  loss before extraordinary item$ (19,074)$  (10,
249) $ (32,666)
      Increase (decrease) due to:
        Deferred policy acquisition costs2,943    11,942      2,958
        Salvage/subrogation recoverable and reserves1,225      677    2,027
        Deferred reinsurance benefits     (155)   (1,324)   (2,169)
        Timing difference on contingency accrual       -     2,424    (2,424)
      Parent Company GAAP-only items
        (primarily interest expense and income taxes)181     1,377    1,302
      Intercompany dividends from Investors National Life    2,500    -    -
      Adjustments to premium and loss reserves (1,833) -          -
      Other                                606      (154)     (344)
      Adjusted statutory net income (loss)(13,607) 4,693   (31,316)
        Additional reserve strengthening 9,000         -          -

        Other adjustments                  492          -          -
       Statutory  net income (loss) - property/casualty,  as
filed
        in annual statement          $  (4,115)  $   4,693 $(31,316)

A reconciliation between GAAP shareholders' equity and statutory capital and surplus is as follows:


Year Ended December 31,
                                        1994      1993         1992
                                               (thousands of
dollars)

      GAAP shareholders' equity     $      650 $  13,902  $  14,219
      Increase (decrease) due to:
        Deferred policy acquisition costs (899)   (3,842)  (15,784)
        Parent Company loan                  -    10,000     23,000
        Adjustments to premiums and loss reserves (1,874)        -    -
Other                                                           559      (2,708)
(2,995)
      Adjusted statutory surplus - property/casualty(1,564) 17,352    18,440
        Additional reserve strengthening 9,000         -          -
        Other adjustments                 (107)           -           -
Statutory surplus - property/casualty, as filed
        in annual statement         $    7,329 $  17,352  $  18,440

Policy Acquisition Costs

Policy acquisition costs attributable to property and casualty operations represent that portion of the cost of writing business that varies with and is primarily related to the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues are expensed. The Company has considered anticipated investment income in determining premium deficiency which would reduce the recoverable policy acquisition cost. Policy acquisition costs for property and casualty operations are as follows:

                                                        1994
    1993

Deferred at beginning of year     $  1,299,542$ 11,990,142

Costs incurred and deferred during year:
  Commissions and brokerage          2,541,823  4,916,439
  Taxes, licenses and fees             544,070    608,153
  Other                              1,152,632   1,412,485

     Total                           4,238,525   6,937,077
Amortization  charged to income during  year(5,538,067)  (17
,627,677)

Deferred at end of year      $              - $   1,299,542

Deferred policy acquisition costs attributable to the credit life operation were $899,053 at December 31, 1994 and $2,542,104 at December 31, 1993. These costs represent that portion of the cost of writing business which is deferred and charged against income, through other operating costs and expenses, as premiums are earned.

Property and Casualty Premiums

Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata method. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including substantial amounts related to business produced as a servicing carrier. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows (See Note 10):

                                                        1994
        1993                                            1992

                   (thousands of dollars)
        Written     Earned                Written     Earned
Written        Earned
Direct$  140,683 $ 146,481 $ 153,073 $ 196,386 $  250,147  $
254,378
Assumed      5,332      2,275     9,572    10,503     11,994
13,565
Ceded(131,478)(134,038) (145,216) (151,558)  (152,454)  (150
,771)

Net   $   14,537 $  14,718 $  17,429  $  55,331 $ 109,687  $
117,172

The   amounts   of   premiums  pertaining   to   catastrophe
reinsurance  that  were  ceded from earned  premiums  during
1994,  1993  and  1992  were  $1,693,752,  $4,409,596,   and
$7,177,797 respectively.

Credit life premiums are reflected in income when earned as computed on a monthly pro-rata method for level term premiums and on a sum-of-the-digits method for decreasing term premiums.


Property  and  Casualty  Unpaid  Loss  and  Loss  Adjustment
Expense

The liability for property and casualty unpaid losses and loss adjustment expenses includes:

     (1) An accumulation of formula and case estimates for losses reported prior to the close of the accounting period.
     (2) Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.
     (3) Estimates of loss adjustment expense liabilities by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis from past results of paid loss adjustment expenses to paid losses.
     (4) The deduction of estimated amounts recoverable from salvage and subrogation.
     (5)      Estimated   losses  as  reported   by   ceding
       reinsurers.

A part of the Company's reserve for losses and LAE is set aside for environmental, pollution and toxic tort claims. The majority of these claims relate to business written by the West Coast operation prior to 1986. At December 31, 1993 the reserves on these claims was $23.4 million. On
June 7, 1994 the Company settled a dispute relative to approximately 400 of these claims, and any future liability on them is limited to 50% of the loss and reimbursement of the Company's 50% does not begin until the other company pays out a post June 7, 1994 total of $20 million. The settlement also has policyholder surplus safeguards inuring to the benefit of the Company built in to it. Future obligations, if any, are not likely to become payable for several years. (See Note 11)

The policies corresponding to these claims were written on a direct basis. The Company has 100% excess of loss reinsurance through 1980 of $100,000, and $500,000 after that date. At December 31, 1994, the claims are reserved as follows ($ in thousands):

                         Case reserves  $ 2,160
                         IBNR reserves  9,950
                         LAE reserves     3,718
                         Total     $15,828

The  above claims involve 11 Superfund sites, 5 asbestos  or toxic  tort  claims,  11 underground storage  tanks  and  62 miscellaneous clean-up sites.

For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

For the direct retained and assumed reinsurance without LAE claim limits, the Company is only one of a group of insurers. Each member of the group participates in the handling and monitoring of the claim and the group selects one attorney to defend the case. Legal fees are prorated among the group based on each member's number of years of coverage. For assumed reinsurance with LAE limits, claims represent upper level excess policies assumed from the London market. As such, the primary insurers handle claim settlements and the Company pays its portion of the claim and LAE, up to its retention amounts, based on the settlement amounts determined by the primary insurers.

Management, in conjunction with the Company's consulting actuaries, performs a complete review of the above components of the Company's loss reserves to determine the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

Losses are recognized as incurred and as estimated by the procedure previously described. Losses and LAE incurred have been reduced by recoveries made and to be made from reinsurers, which also includes substantial amounts related to business produced as a servicing carrier, as follows:

                                        1994            1993
      1992
Losses   incurred                $145,930,161$147,306,704$20
0,369,214
Loss  adjustment expenses          19,428,579     15,954,003
   23,544,928
                                 $165,358,740$163,260,707$22
3,914,142

The following table summarizes net property and casualty losses and LAE incurred:

                                      1994              1993
                                   1992
Estimated  losses and LAE incurred$202,052,840  $221,545,762
$349,365,007
Estimated reinsurance loss recoveries
   on  incurred  losses   (165,358,740)(163,260,707)(223,914
,142)
NCCI commutation (1) (    6,138,217)         -          -
American      Star     commutation     (2)         2,851,807
- - - - -                                  -
                       $   33,407,690 $  58,285,055 $  125,4
50,865

(1) Until March 31, 1994, the Company participated in the National Workers' Compensation Reinsurance Pool ("NCCI"), which is a national reinsurance fund for policies allocated to insurers under various states' workers' compensation assigned risk laws for companies that cannot otherwise obtain coverage. On September 30, 1994, the Company satisfied its obligation with respect to all outstanding and future claims associated with the Company's participation for a cash payment of $16.2 million. The redundancy in the losses and claim reserves, as a result of its settlement, of $6.1 million reduced 1994 loss and LAE incurred.

(2) In June, 1994, the Company made a cash payment in the amount of $10.3 million for a settlement of pending arbitration relating to indemnification of American Star for certain loss and LAE reserves. Recorded reserves amounted to $7.4 million before the settlement. This transaction increased loss and LAE incurred by $2.9 million.

Activity in the liability for unpaid losses and LAE is summarized as follows:

                                1994      1993      1992
                                            (thousands    of
dollars)
Liability for losses and LAE at beginning of year:
   Gross  liability per balance sheet$ 194,682 $  257,603  $
228,967

  Ceded reinsurance recoverable(76,221)(140,969)(120,388)
  Net liability             118,461   116,634    108,579

Provision for losses and LAE for
   claims  occurring in the current year  16,451      47,776
117,997
Increase in estimated losses and LAE
   for  claims  occurring in prior years  16,957      10,509
    7,454
                             33,408    58,285    125,451
Losses and LAE payments for claims occurring during:
  Current year               10,291    26,499     54,645
  Prior years                 62,464   29,959     62,751
                              72,755   56,458    117,396
Liability for losses and LAE at end of year:
  Net liability               79,114  118,461    116,634
  Ceded reinsurance recoverable   88,731   76,221  140,969
   Gross liability per balance sheet$ 167,845$ 194,682  $  2
57,603

Commission and Service Income

Commission and service income is predominantly derived from servicing carrier activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Beginning in 1993, a significant portion of commission income is also derived from business produced by the Company as a Managing General Agent. The Company receives commissions for producing and underwriting the business as well as servicing such business. These revenues are recognized on an accrual basis as earned and are reduced by certain direct expenses related to acquiring and servicing the business.

Allowance for Uncollectible Accounts

Allowance for uncollectible accounts for agents' balances receivable, other receivables, and premium notes receivable were $69,992, $150,555, and $245,774 at December 31, 1994 and  $186,770, $151,015, and $418,123 at December 31,  1993,
respectively. There are no material credit concentrations related to premiums receivable, agents' balances, and premium notes receivable.

Property and Equipment

Property and equipment are stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used for certain equipment. Property and equipment are as follows:

                                                   Estimated
     December 31,
Description         Life-years         1994          1993

Land                    -    $ 1,153,395 $ 1,484,895
Buildings            10-40    4,584,555  5,231,360
Data    processing   equipment          3-7        4,134,570
2,043,355
Furniture    and   equipment             3-10      7,507,372
  7,621,384
                             17,379,892 16,380,994
     Accumulated    depreciation                (11,109,558)
(11,051,975)
                             $6,270,334 $ 5,329,019

Depreciation expense charged to operations was $739,241 in 1994 ($638,066 in 1993 and $748,149 in 1992).

Other Interest Income

Other interest income for 1993 and 1992 includes $1.0 million and $1.9 million, respectively, on an excess of loss reinsurance agreement which was commuted in 1993. Other interest income also includes interest received on reinsurance balances withheld, agents' balances receivable, and balances due from the South Carolina Reinsurance Facility.

Other Income

Other income for 1994 includes a $650,000 gain on the sale of a subsidiary, and other income for 1993 includes $687,031 from the sale of real estate.

Cash and Temporary Cash Investments

For purposes of the Statements of Cash Flows, the Company considers both cash and temporary cash investments within the caption "Cash and temporary cash investments" to be those highly liquid investments purchased with an initial maturity of three months or less. At December 31, 1994, the Company had cash overdrafts of $3.9 million which are classified "other liabilities" in the accompanying balance sheet.

Fair Value of Financial Instruments

The fair value of fixed maturities, equity securities, short-term investments, mortgage loans on real estate, other long-term investments, cash and accrued investment income was $62,676,810 and $122,408,087 at December 31, 1994 and 1993,
respectively.    Fair   values  of   cash   and   short-term
investments approximates carrying value because of the short maturity of those instruments. Fixed maturities and equity securities fair values were determined in accordance with methods prescribed by the National Association of Insurance
Commissioners,   which   do  not  differ   materially   from
nationally quoted market prices. The fair value of certain municipal bonds is assumed to be equal to amortized cost
where  no  market  quotations  exist.   The  fair  value  of
mortgage loans on real estate is a net realizable value. Premium and agents' balances receivable are carried at their historical costs which approximate fair value as a result of
timely  evaluation  of  recoverability  and  allowance   for
uncollectible amounts.

The fair value of debt was $439,167 and $11,933,511 at December 31, 1994 and 1993 respectively. The fair value of debt is estimated to be its carrying value based on the current rates offered for debt having the same or similar terms, and remaining maturities.


NOTE 3INVESTMENTS

In May 1993, FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement No. 115 classifies securities into three categories: held-to-maturity, trading and available-for-sale. The Company's securities are classified as available-for-sale. Statement No. 115 requires available-for-sale securities be reported at fair value and the unrealized gains and losses be reported in a separate component of shareholders' equity. The Company adopted Statement No.
115 effective January 1, 1994. The market value of the fixed maturity investments was approximately $2,380,000 less than the amortized cost at the end of 1994.

(a) Investments in fixed maturities, notes and redeemable preferred stocks are carried at market at December 31, 1994 and at the lower of aggregate cost or market value at December 31, 1993. Investments in common stocks and nonredeemable preferred stocks are carried at market value. The mortgage loan on real estate is carried at the estimated realizable value. Short-term investments are carried at cost, which approximates market value.

(b) Unrealized gains and losses on marketable equity securities are credited or charged directly to shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method. Realized gains (losses) and the change in unrealized gains (losses) on investments are summarized as follows:

          Fixed     Equity
               Maturities         Securities           Other
Total Realized
  1994$(7,019,379)$  930,416 $ (238,287)  $(6,327,250)
  19932,024,300     1,113   (56,750)  1,968,663

  19927,019,084  452,675   (431,855)  7,039,904

Change in unrealized
  1994$(3,221,584)$(1,657,259)$  (140,027)$(5,018,870)
1993   (13,657)  724,690    (13,921)   697,112
  1992      -    362,022    (78,806)   283,216

The change in unrealized gains for 1992 is before income taxes of $96,294.

Net  amortization  of bond discount and premium  charged  to income for the years ended December 31, 1994, 1993 and  1992 are $153,602, $53,021 and $355,394, respectively.

Unrealized gains and losses reflected in equity are as follows:

                                   1994                 1993
                                   1992

Gross  unrealized gains  $   136,025 $   1,716,292 $    1,63
8,047
Gross  unrealized losses  (2,751,029)    (153,735)     (154,
311)
   Net  unrealized gains (losses) before taxes(2,615,004)1,5
62,557                     1,483,736
Applicable    deferred    income    taxes                  -
- - - - -                          (618,291)
Net  unrealized  gain  (loss)$  (2,615,004)$   1,562,557   $
865,445

At December 31, 1992, net unrealized gains included in shareholders equity were $865,445 after charging deferred taxes of $618,291. In 1993, the previously recognized deferred taxes of $618,291 were reversed due to the tax loss carryforward position of the Company.

Proceeds from sales of investments in fixed maturities and related realized gains and losses were as follows:

                                                        1994
  1993                            1992

Proceeds  from sales   $ 134,317,939 $ 63,669,007  $214,338,
560
Gross realized gains        497,952 2,038,451   7,032,526
Gross realized losses    (7,517,331) (14,151)     (13,442)

Proceeds from sales of investments in equity securities and related realized gains and losses were as follows:

                                                        1994
  1993                            1992

Proceeds  from  sales    $    9,290,932  $        125,425  $
729,368
Gross realized gains      1,555,773     1,162     452,675
Gross realized losses      (625,357)      (49)          -

(c) Investments which exceed 10% of shareholders' equity, excluding investments in U.S. Government and government agencies and authorities, at December 31, 1994, are as follows:

                                        Carrying Value
Municipal bonds:
  Louisiana St., 7.0%, Due 08/01/2001$        312,000
  Lapeer Co., MI, 6.40%, Due 06/01/2001206,000
  Knoxville, TN, 4.50%, Due 11/01/2000 105,000

  Vero Beach, FL, 6.50%, Due 12/01/2007101,000
  Montgomery Co., NC, 5.50%, Due 05/01/1995100,000
  Columbia Co., GA, 6.80%, Due 04/01/199978,000
  Florida St., 6.75%, Due 01/01/1995    65,000
Corporate bonds:
  Greyhound Lines Inc., 10.0%, Due 07/00/20011,227,000
  IBM Credit Corp., 9.675%, Due 07/01/20081,175,000
Non-sinking fund preferred stocks:
  Ohio Edison, 7.75%                   147,000
  Utilicorp United, Inc., $2.05         69,000
Common stock:
  BB&T Financial Corp.                  88,000
  Catalytica Incorporated               87,000
Short-term investments:
  Dominion Resources - commercial paper  14,900,000
   Cash  Accumulation  Trust - National  Money  Market  Fund
2,902,000
  First Union Bank - sweep investment account1,320,000
  NationsBank - sweep investment account 566,000
    Liberty  National  Bank  -  repurchase  agreement   fund
445,000
   National Bank of South Carolina - certificate of  deposit
75,000
Mortgage   loan   on  real  estate  -  commercial   property
1,965,000

There were no bonds which were non-income producing for the twelve months ended December 31, 1994.

Fixed  maturity  investments  with  an  amortized  cost   of
$21,873,897 at December 31, 1994 ($21,393,010 at  1993)  are
on deposit with regulatory authorities.


(d) The amortized cost and estimated market values of investments in fixed maturities and equity securities by categories of securities are as follows:

                                               December  31,
1994
                                  Gross                Gross
Estimated
                          Amortized               Unrealized
Unrealized            Market
                              Cost                     Gains
   Losses               Value
U.S. Government and government
   agencies and authorities$ 36,368,053 $           1,808  $
(2,454,461)  $ 33,915,400
States, municipalities and political
  subdivisions  1,093,246    28,275       (371)1,121,150
All other corporate2,357,581 44,474         -  2,402,055
Mortgage-backed (government guaranteed)
  securities    1,498,234        -          -  1,498,234
Redeemable preferred stocks          4,100                 -
- - - - -                   4,100

   Total  fixed maturities  41,321,214            74,557   (
2,454,832)     38,940,939

Non-redeemable  preferred stocks282,094        -    (66,031)
216,063
Common   stocks        258,561         61,468       (77,600)
242,429

   Total  equity securities       540,655        61,468    (
143,631)          458,492

Other  long-term investments       198,658                 -
(152,566)          46,092

   Total      $  42,060,527 $     136,025 $(2,751,029)$  39,
445,523

                                               December  31,
1993
                                  Gross                Gross
Estimated
                          Amortized               Unrealized
Unrealized            Market
                              Cost                     Gains
   Losses               Value

U.S. Government and government
   agencies  and authorities$  97,934,599  $      753,517  $
(9,505)     $  98,678,611
States, municipalities and political
  subdivisions  1,741,112    99,427     (1,513)1,839,026
All other corporate499,659   38,466        -     538,125
Redeemable  preferred  stocks     1,606,199           12,205
(51,288)        1,567,116

    Total   fixed  maturities  101,781,569           903,615
(62,306)      102,622,878

Non-redeemable  preferred stocks25,622         -     (2,692)
22,930
Common  stocks     1,563,417     1,577,888             (100)
3,141,205

    Total   equity  securities     1,589,039       1,577,888
(2,792)         3,164,135


Other   long-term  investments       121,024         138,404
(150,943)         108,485

   Total      $  103,491,632 $    2,619,907 $     (216,041)$
105,895,498

(e) Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of fixed maturities at December 31, 1994, by contractual maturity, are as follows:

  December 31, 1994
                                                  Estimated
                                                   Amortized
 Market
                                                        Cost
  Value

Due in one year or less           $  2,031,646$  2,030,000
Due after one year through five years20,717,39119,743,150
Due after five years through ten years15,568,91114,167,442
Due after ten years                  2,999,1662,996,247
Redeemable preferred stocks              4,100         4,100

  Total                            $41,321,214$38,940,939

(f)  Investment income consists of the following:

                                                        1994
    1993                          1992

Fixed  maturities        $  4,347,768 $  4,323,593  $   8,04
2,946
Equity securities           266,688    96,221  101,032
Short-term investments      626,366   958,706 1,859,250
Mortgage loan               254,792     273,345      273,769
  Total investment income 5,495,614  5,651,865 10,276,997
Investment expenses        (174,086)   (196,347)   (303,591)

Net  investment  income  $  5,321,528 $  5,455,518  $   9,97
3,406

In  December,  1993, the Company entered into an  Investment
Management   Client  Agreement  with  Prudential  Securities
Incorporated. Prudential Securities serves as the Company's investment advisor on all portfolio investments.


NOTE 4NOTES PAYABLE

Notes payable at December 31, 1994 and 1993, are summarized as follows:

                                         Total     Total
                                                        1994
    1993
Real estate mortgage loans:
  Interest at 8-3/4%, $30,946 principal and interest due
    monthly to December, 1999 $            - $  1,740,738
  Interest at 9-3/4%, $2,473 principal and interest due
    monthly to March, 2004                 -    192,773

Note  payable,  principal and interest due  June  30,  1994,
interest at 8.5%                           -   10,000,000

Interest  note payable, principal due when called,  interest at 8.5%, due
          annually                                   439,167
- - - - -
                                     439,167 11,933,511

Less amount due in one year         (439,167)(10,239,426)

Total long-term debt        $              - $  1,694,085

Principal on the new interest note payable is not due until called by the holders, and the interest is accrued yearly, on the anniversary date of the transaction. If the accrued interest is not paid by the anniversary date, that accrued interest will be added to the principal amount of the note.

In June 1994, the $10 million note payable was exchanged for 7 million shares of common stock. This exchange resulted in $7 million of capital for Common Stock issued at a $1 par value and $3 million of additional paid in capital based upon the Company's estimate that the $10 million note approximated the value of the stock issued.

The extraordinary gain from the extinguishment of debt recognized in 1993 is as follows (000's omitted):

                    Gain before income taxes $ 14,794
                    Provision for income taxes       5,559
                        Net gain   $   9,235

NOTE 5BENEFIT PLANS

(a) The Seibels Bruce & Company Employees' Profit Sharing and Savings Plan contains both profit-sharing and 401(k) plan elements.

The  profit-sharing element of the plan covers all full-time
employees.   There were no contributions to this element  of
the plan during the last three years. The profit-sharing account currently holds 214,587 shares of SBIG stock.

Under the 401(k) element of the plan, employees may elect to have a portion of their salary withheld on a pre-tax basis for investment in the plan, subject to limitations imposed by IRS regulations. Through December 31, 1992, the employer matched 50% of an employee's contributions, to the extent the match did not exceed a maximum 3% of the employee's eligible compensation. The employer contribution was invested half in common stock of the Company and half in accordance with the investment option selected by the participant. From January 1, 1993 through June 30, 1994, the employer matched 25% of the employee contributions, limited to a maximum of 1.5% of the employee's eligible compensation. Effective July 1, 1994, the employer began matching 50% of the employee contributions, limited to a maximum of 3% of the employee's eligible compensation. The employer matched portion is invested in accordance with the investment options selected by the participant. The employer contribution to the plan on behalf of participating employees was $270,233 in 1994 ($81,850 in 1993 and $239,887 in 1992).

(b) The Company has a plan under which SBIG stock options may be granted to officers and key employees of the Company and its subsidiaries. SBIG option activity for the three years ended December 31, 1994 is summarized as follows:

                                                        1994
  1993                               1992

   Shares  under options outstanding at beginning of  year64
,175                          150,950   232,725
  Canceled or expired during year(13,025) (86,775) (81,775)

   Shares  under options outstanding at end of year   51,150
64,175                        150,950

The range of option prices per share for options outstanding at the end of 1994 is $10.63-$11.25, such option prices being substantially greater than the current trading price. At December 31, 1994, 948,850 shares of the Company's common stock have been reserved for future grant.

(c)   The  Company  and its subsidiaries  currently  provide
certain  health care and life insurance benefits for retired
employees.   Prior to 1993, the cost of these  benefits  was
recognized as claims and premiums were paid.

In 1993, the Company adopted FASB Statement No. 106, which requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. The cumulative effect of the accounting change is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost.

The postretirement benefit expense was approximately $91,300 in 1994, $90,764 in 1993, and $292,000 in 1992.

The following table presents the reconciliation of the funded status at December 31, 1994 and 1993:

                                                        1994
1993
  Accumulated postretirement benefit obligation:
     Active employees                  $   (80,171)   $    (
70,078)
    Current retirees                     (633,740)(649,658)
      Total                              (713,911)(719,736)
     Fair   value   of   assets                            -
- - - - -
  Accumulated postretirement benefit obligation in excess of
fair value of assets                     (713,911)(719,736)
   Unrecognized  transition  obligation  (asset)     627,525
662,388
   Accrued postretirement benefit cost  $  (86,386)   $   (5
7,348)

Net   periodic  postretirement  benefit  cost  includes  the
following components for 1994 and 1993:

                                                        1994
1993
  Service cost                         $    4,742 $  4,500
  Interest cost                            51,695 51,401
  Amortization of transition obligation    34,863    34,863
  Net periodic postretirement benefit   $  91,300 $  90,764

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 12% for 1994 and 1993 and is assumed to decrease to a 7% ultimate trend with a duration to ultimate trend of 9 years. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $44,882.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1994 and 1993.


NOTE 6INCOME TAXES

In 1993, the Company adopted FASB 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The adoption had no material effect on the financial statements. Prior to the implementation of FASB 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

The  Company files a consolidated federal income tax  return
which   includes   all  companies.   A  formal   tax-sharing
agreement has been established by the Company with its subsidiaries.

A  reconciliation  of the differences between  income  taxes
(benefit) on loss before extraordinary items computed at the federal statutory income tax rate and tax expense (benefit) from operations is as follows:

                                      1994              1993
    1992
                                            (thousands    of
dollars)

Federal  income tax (benefit), at statutory  rates$       (6
,475)                    $     (5,104)$ (11,087)

Increase (decrease) in taxes due to:
  Tax exempt interest             (92)      (49)    (130)
  Dividends received deduction    (82)      (19)     (71)
  "Fresh start" adjustment for loss reserve
    discounting for tax purposes    -      (251)    (292)
   Changes  in asset valuation allowance     6,695       777
- - - - -
   Limitation  on recognition of loss benefits   -         -
11,607
  Other                           (17)      (116)         31
     Tax  expense (benefit) from operations$           29  $
(4,762)                   $         58

The  provision  (benefit)  for income  taxes  on  loss  from
operations  consists entirely of current income taxes.   The
change in deferred amounts has been offset by the valuation allowance.

Deferred tax liabilities and assets at December 31, 1994 and 1993, are comprised of the following:

                                         1994      1993
                                          Tax Effect     Tax
Effect

                                             (thousands   of
dollars)
Deferred tax liabilities:
  Deferred acquisition costs    $         302 $      1,306
  Property and equipment                   99        51
  Net unrealized investment gains           -       535
  Other                                    38             -

    Total deferred tax liabilities        439      1,892
Deferred tax assets:
  Net operating loss carryforwards    (38,961)  (30,603)
  Insurance reserves                   (4,963)   (8,762)
  Net unrealized investment losses       (837)        -
  Bad debts                              (718)   (1,025)
  Other                                  (948)      (795)
    Total deferred tax assets         (46,427)   (41,185)

Asset valuation allowance              45,988     39,293

Net deferred tax liabilities  $             - $            -

The Company has determined, based on its recent earnings history, that an asset valuation allowance of $46.0 million should be established against the deferred tax asset at December 31, 1994. The Company's asset valuation allowance changed by $6,695,000 during 1994, due primarily to the increase in net operating loss carryforwards.

As of December 31, 1994, the Company has unused tax net operating loss carryforwards and capital loss carryforwards of $94.3 million for income tax purposes. If not utilized against taxable income in future years, the tax carryforwards will expire as follows:

           Year of Expiration                  Net Operating
Loss      Capital Loss
             1999     $     -           $6,600,000
             2004      16,000,000            -
             2006      20,400,000            -
             2007      31,900,000            -
             2009      19,400,000            -
                      $87,700,000       $6,600,000

Subsequent to year-end, the Company completed a rights offering and there has been a stock purchase by investors (see Note 13). The possibility exists that a change in ownership, as defined by the Internal Revenue Code, may have occurred, although an actual determination with respect thereto has not been definitely made. If a change in ownership has occurred or does occur, the unused loss carryforwards will be subject to certain limitations.


NOTE 7SHAREHOLDERS' EQUITY AND DIVIDENDS

The ability of SBIG to declare and pay cash dividends, as well as to pay any debt service, is dependent upon the ability of SCIC to declare and pay dividends to SBIG. SCIC is regulated as to its payment of dividends by the South Carolina Insurance Holding Company Regulatory Act (the "Act").

The Act provides that, without prior approval of the South Carolina Insurance Commissioner, dividends within any twelve-month period may not exceed the greater of (i) 10% of SCIC's surplus as regards policyholders as of December 31 of the
prior  year  or  (ii)  SCIC's  statutory  net  income,   not
including realized gains, for the prior calendar year. Notwithstanding the foregoing, SCIC may not pay any dividend
without   the   prior  approval  of  the   Chief   Insurance
Commissioner of the State of South Carolina.

The Company has 185,858 outstanding warrants at an exercise price of $.01 per share.


NOTE 8LOSS PER SHARE

Loss per share is based on the weighted average number of shares outstanding. Such weighted average outstanding shares are 11,067,656 in 1994 (7,500,534 in 1993 and
7,500,461 in 1992). Outstanding stock options and warrants are common stock equivalents but have no dilutive effect on income per share.

NOTE 9COMPANY'S OPERATIONS IN DIFFERENT BUSINESS SEGMENTS

The Company acts as a servicing carrier for certain state and federal insurance facilities on a commission basis. The Company is also engaged in the underwriting of property and casualty insurance through its subsidiary property and casualty insurance group.

Effective  January  1, 1995, Forest Lake Travel  Service,  a
subsidiary  travel  agency, was sold.   FLT's  1994  pre-tax
income was $95,000, $420,000 in 1993 and $443,000 in 1992.

In the third quarter of 1993, Investors National Life Insurance Company, the Company's credit life and credit accident and health insurance subsidiary, transferred all of its assets, other than bonds pledged to various state insurance departments, and all of its liabilities to Investors National Life Insurance Company of South Carolina. Immediately following, all of the outstanding stock of Investors National Life Insurance Company was sold. The runoff of the business was assumed by Investors National Life Insurance Company of South Carolina. The pretax income
(loss) of Investors National was $(677,000), $44,000 and $179,000 in 1994, 1993 and 1992, respectively.

Premium Service Corporation of Columbia ("PSC") provides insurance premium financing services through independent agents. Pretax income of Premium Service was $470,000 in 1993, and $262,000 in 1992. In February, 1994,
substantially all of the assets of PSC were sold, and a new company, Policy Finance Company, ("PFC") was formed to handle the administration of the assets retained. The pre-tax income of PFC was $538,000 in 1994. The Company has no plans to continue its own premium financing activity.

The following sets forth certain information with respect to the Company's operations in different business segments:


  Year Ended December 31,
                                          1994          1993
                                        1992
                                             (thousands   of
dollars)
Revenue:
  Property and casualty insurance segments:
     Insurance underwriting segments:
       Automobile                $  12,655 $ 22,336 $ 45,628
        All other lines of insurance    2,063   32,995    71
,544
           Total  for  insurance underwriting segments14,718
55,331    117,172
      Commission and service activities segment26,593 18,877
16,300
      Net  investment income and other interest  income5,690
6,578  12,230
     Realized gains (losses) on investments  (5,793)   1,965
   6,869
          Total for property and casualty insurance segments
41,208    82,751                    152,571

  Other business segments            4,476    8,420    9,167

          Total revenue           $ 45,684 $ 91,171 $161,738




  Year Ended December 31,
                                          1994          1993
                                        1992
                                             (thousands   of
dollars)

Operating profit (loss):
  Insurance underwriting segments:
       Automobile                   $  (13,205)$    (1,234)$
(5,706)
      All other lines of insurance  (19,635)  (23,190)   (48
,437)
        Total  for insurance underwriting segments(32,840)(2
4,424) (54,143)

   Commission  and service activities segment 15,109   4,321
7,085
  Net investment income              5,690   6,578 12,230
   Realized  gains (losses) on investments  (5,793)    1,965
   6,869

       Subtotal                    (17,834)(11,560)(27,959)

  Other business segments              141    1,863    1,435

          Operating loss           (17,693) (9,697)(26,524)
General corporate expenses, net of miscellaneous income  and
expense   (1,031)                   (2,787)(4,231)
Interest  expense                      (321)  (2,527)   (1,8
53)

Consolidated  loss before income taxes$ (19,045)$  (15,011)$
(32,608)

Operating loss represents revenue less operating expenses. Net investment income is that related to, but not individually identifiable with, the various property and casualty insurance underwriting and commission and service activities business segments.

Identifiable assets by business segment or combined segments represent assets directly identified with those operations and an allocable share of jointly used assets.

  Year Ended December 31,
                                          1994          1993
                                        1992
                                             (thousands   of
dollars)
Identifiable Assets
Property  and casualty insurance underwriting and commission and service
    activities   segments,   combined,   including   related
investment  activities             $ 245,389$ 297,073$  433,
151
Other business segments               8,449  26,250 25,515
General  corporate assets              2,097    1,372     2,
470
        Total assets               $ 255,935$ 324,695$  461,
136

In  1994,  depreciation  and amortization  charges  for  the various property and casualty insurance underwriting and commission and service activities segments, combined, were $832,042 ($412,922 in 1993 and $920,623 in 1992). These amounts exclude policy acquisition costs of $5,538,067 in 1994, ($17,627,677 in 1993 and $35,709,144 in 1992).

Costs of additions to property and equipment for the property and casualty insurance underwriting and commission and service activities segments, combined, amounted to $2,418,219, $41,015 and $67,882 in 1994, 1993 and 1992,
respectively. The majority of the additions in 1994 were due to purchases made to begin the conversion to bring the Company's data processing in-house.

NOTE 10  REINSURANCE

   (a) The Company's property and casualty insurance subsidiaries are involved in several types of reinsurance arrangements. Ceding reinsurance programs include quota share, pro-rata surplus and excess of loss. In its servicing carrier operations, premiums are ceded entirely to the applicable state's reinsurance facility.

(b) Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency. Reinsuring companies are obligated for the following amounts for unearned premiums, unpaid losses and LAE, and paid losses and LAE: (000's omitted)

                                                        1994
 1993
  Unearned premiums             $48,483  $ 54,926
  Unpaid losses and LAE         $88,731  $ 76,220
  Paid losses and LAE           $30,278  $ 33,845

Reinsurance recoverable on paid and unpaid losses and LAE and prepaid reinsurance at December 31, 1994, reflecting the five largest balances with reinsurers, were: (000's omitted)

                                   Reinsurance    Prepaid
                       Reinsurer                 Recoverable
      Reinsurance

      South Carolina Reinsurance Facility$89,805  $23,029
      North Carolina Reinsurance Facility  9,730  2,075
      North American Reinsurance Corp.   10,917 1,947
      National Flood Program (FEMA)     2,952 19,162
      Kentucky Insurance Placement Facility3,526  2,216
      All Others                  2,079        54
        Total                  $119,009  $48,483

The Company believes these balances from the various facilities are fully collectible due to the governmental agency's ability to assess member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies have also been deemed fully collectible by the Company.

With respect to credit concentrations, most of the Company's business activity is with agents and policyholders located within the five operating states. The primary reinsurance recoverables are from the state and federal servicing carrier activities. There are otherwise no material credit concentrations related to premiums receivable, agents' balances, and premium notes receivable.


NOTE 11  COMMITMENTS AND CONTINGENCIES

(a)    A   contingent  liability  exists  with  respect   to
reinsurance placed with other companies.  (See Note 10.)

(b)    Due   to  the  nature  of  their  business,   certain
subsidiaries are parties to various other legal proceedings, which are considered routine litigation incidental to the insurance business.

(c) In connection with the 1990 sale of a subsidiary, the Company has committed to provide certain stated minimum dollar volumes of claims adjusting fees through December 31, 1996. Amounts provided in excess of the requirement, up to 10% of the requirement, can be carried forward to benefit future periods. Similarly, amounts provided below the requirement, up to 10%, can be added to the next year's commitment. The estimated commitment for 1995 is $6.3 million.

(d) The 1994 results include a settlement of a dispute which was in pending arbitration. The settlement agreement resolved all issues arising from an indemnification dispute as well as a commutation of the Company's associated reinsurance obligation. Under the settlement, the Company paid $10.3 million to the other party and such party agrees to pay up to $20 million in direct losses on all American Star claims. Any loss payments in excess of $20 million will be shared equally between the parties net of any reinsurance collections. The Company will only share in those payments to the extent of 50% of its insurance company's consolidated statutory surplus above $20 million, exclusive of direct contributions to capital. At December 31, 1994, such statutory deficit, as adjusted, was $1.6 million.
Therefore, the Company has recorded no liability at this time.


NOTE 12  RELATED PARTY TRANSACTIONS

Certain members of the Board of Directors of the Company are also members of the Board of Directors of Policy Management Systems Corporation (PMSC), which provides data processing services to the Company. The term of this contract expires December 31, 1995. The Company paid data processing charges of $3,449,723 in 1994 ($6,128,624 in 1993 and $7,123,208 in
1992). The amount payable to PMSC at year-end was $203,210 at 1994 and $402,996 at 1993.

During 1994, both the Chief Executive Officer and the President of the Company resigned. They received termination agreements that provide for severance. The former President received a one-time lump sum payment in the fourth quarter of 1994. The former Chief Executive Officer received a severance arrangement whereby half was received in a lump-sum payment in the fourth quarter of 1994 with two additional payments in the future.

NOTE 13  SUBSEQUENT EVENTS:

During the first quarter of 1995, the Company completed a Rights Offering. Each shareholder of record received one right for each five shares of common stock held at the close of business on December 9, 1994. The rights allowed the shareholders to purchase additional shares of common stock at a price of $2.40 per share. The Company received proceeds, net of expenses, of $5.1 million in exchange for 2,217,152 newly issued shares.

On April 13, 1995, the Company received $2 million proceeds from a promissory note payable to the investors who acquired approximately 49% of the outstanding common shares. The debt accrues interest at prime rate plus 2%, and is payable in full no later that May 1, 1996. The note is secured by certain property and equipment of the Company and its subsidiaries.

As  a  consequence  of recording additional  loss  and  loss adjusting expense liabilities after filing its statutory annual statement with regulators, SCIC has an adjusted negative statutory net worth as of December 31, 1994. To cure the deficiency, $7 million of capital was contributed directly to SCIC and its subsidiaries by the Company from the proceeds of the transactions described above. In addition, premium writings have been voluntarily curtailed until the Company and its regulators are satisfied that the financial condition of the Company has been stabilized. SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (unaudited)
(Dollars in thousands, except per share amounts)


The   following   is   a  summary  of  unaudited   quarterly
information for the years ended December 31, 1994 and 1993:

                            1st Quarter     2nd Quarter  3rd
Quarter                    4th Quarter
1994
Property  and casualty premiums earned$  5,228  $   3,186  $
3,488                 $   2,816
Credit life premiums        556      466    830       (51)
Commission and service income6,038 7,527  7,106     5,922
Net  investment income and other interest income1,757  1,862
1,960                       647
Realized  gains (losses) on investments1,842 (612)   (3,405)
(4,152)
Net income (loss)      $    219 $    561 $  3,271 $(23,125)
  Per share                0.03     0.07   0.23     (1.59)

The third quarter was affected by a $6.1 million reserve redundancy in connection with a commutation and $3.4 million in realized investment losses. The fourth quarter results include a reserve strengthening charge of $9.0 million in loss and loss adjustment expense reserves in addition to already recorded fourth quarter incurred losses and LAE of $10.4 million, a $2 million decrease, compared to prior quarters, in commission and service income and $4.1 million in realized investment losses.

1993
Property and casualty premiums earned$ 22,189 $ 18,064  $  1
0,273                   $  4,805
Credit life premiums      1,047      822    639        699
Commission and service income4,835 3,872  5,157      5,013
Net  investment income and other interest income2,072  1,880
1,651                      1,487
Realized  gains (losses) on investments1,716  311        153
(211)
Loss  from continuing operations$ (1,422)$ (4,747)$  (3,501)
$   (580)
Per share                  (0.19)  (0.63)  (0.47)  (0.08)
Extraordinary item-gain on extinguishment
  of debt, net of taxes$         -  $         -  $         -
$  9,235
Per share                    -        -      -        1.23
Net income (loss)      $ (1,422)$ (4,747)$ (3,501)$  8,655
Per share                  (0.19)  (0.63)  (0.47)     1.15

The first quarter was affected by $4.2 million from the severe winter storm in March, 1993, as well as a $1 million rate rollback on North Carolina premiums. The second quarter was impacted by a $1.4 million reduction to revenue due to a refinement in the estimate of accrued servicing carrier loss adjusting fee income, and a $1.3 million loss from the Company's required participation in residual market pools and associations, primarily the National Workers' Compensation Pool. The third quarter was impacted by a $2.5 million expense due to an accrual for a litigation contingency. Fourth quarter underwriting results were affected by a $5.5 million addition to loss reserves.

Item 9.Changes  In  and  Disagreements With  Accountants  on
       Accounting and Financial Disclosure

       Inapplicable.


                          PART III


Item 10.     Directors,  Executive Officers, Promoters,  and
       Control Persons of the Registrant

       Information other than the listing of executive officers of the Company (which is presented in Part I of this document) is contained under the heading "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held May 24, 1995 and is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


Item 11.    Executive Compensation

       The information contained under the headings "Compensation of Executive Officers," "Directors' Compensation," and "Compensation Plans and Arrangements" in the proxy statement relating to the annual meeting of shareholders to be held May 24, 1995 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information contained under the headings "Principal Shareholders" and "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held on May 24, 1995 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


Item 13.    Certain Relationships and Related Transactions

       The information contained under the heading "Certain Transactions" in the proxy statement relating to the annual meeting of shareholders to be held on May 24, 1995 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


                           PART IV

Item 14.     Exhibits,  Financial  Statement  Schedules  and
       Reports on Form 8-K

       (a)  (1)  and (2) - List of Financial Statements  and
       Financial Statement Schedules

       The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

       Report  of  Independent Public Accountants  -  Arthur
       Andersen LLP

       Consolidated balance sheets - December 31,  1994  and
       December 31, 1993.

       Consolidated statements of operations -  Years  ended
       December  31,  1994; December 31, 1993; and  December
       31, 1992.

       Consolidated statements of changes in shareholders' equity - Years ended December 31, 1994; December 31,
       1993; and December 31, 1992.

       Consolidated statements of cash flows -  Years  ended
       December  31,  1994; December 31, 1993; and  December
       31, 1992.

       The notes to the consolidated financial statements included in Item 8 pertain both to the consolidated financial statements listed above and the condensed financial information of the registrant included in
       Schedule III under Item 14.

       The   following  financial  statement  schedules  are
       included in Item 14(d):

        Schedule                     I                     -
          Summary  of Investments Other than Investments  in
        Related Parties

        Schedule                    III                    -
         Condensed Financial Information of Registrant

        Schedule V - Supplementary Insurance Information

        Schedule VI - Reinsurance

        Schedule VIII - Valuation and Qualifying Accounts

        Schedule                     X                     -
          Supplemental Information Concerning Property/Casua lty Insurance Operations

       All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

       (a) (3) List of Exhibits

        (2) Plan of Acquisition:

        (a) Agreement and Plan of Merger among Registrant, American States Insurance Company, Lincoln National Corporation, and ASIC Corporation dated April 13, 1992, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (2)(1)-1, for the year ended December 31, 1991.

        (b)  Stock  Purchase  Agreement between  registrant,
        Abdullatif Ali Alissa Est. and Saad A. Alissa, dated December 22, 1993, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (2)(1)-1, for the year ended December 31, 1993.

        (3) Articles and By-Laws:

        Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (3)(1)-1, for the year ended December 31, 1989.

        By-Laws  of the Registrant, as amended February  25,
        1992,  incorporated  herein  by  reference  to   the
        Annual Report on Form 10-K, Exhibit (3)(1)-1, for the year ended December 31, 1991.

        (10) Material Contracts:

        * Separation Agreement and Mutual Release, dated October 14, 1994, by and between The Seibels Bruce Group, Inc. and W. Thomas Reichard, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(3)-1, for the year ended December 31, 1994.

        * Amended and Restated Employment Agreement, dated October 14, 1994, by and between The Seibels Bruce Group, Inc. and Sterling E. Beale, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(3)-2, for the year ended December 31, 1994.

        * Retirement Agreement, dated October 14, 1994, by and between The Seibels Bruce Group, Inc. and Sterline E. Beale, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10(3)- 3, for the year ended December 31, 1994.

        The Third Amended and Restated Promissory Note, dated as of December 22, 1993, by and between The Seibels Bruce Group, Inc., Abdullatif Ali Alissa Est. and Saad A. Alissa, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-1, for the year ended December 31, 1993.

        Custody Agreement, dated as of December 16, 1993, by and between The Seibels Bruce Group, Inc., its subsidiaries and The Prudential Bank and Trust Company, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-2, for the year ended December 31, 1993.

        Consulting Agreement, dated as of December 30, 1993, by and between The Seibels Bruce Group, Inc., its subsidiaries and Albert H. Cox, Jr, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-3, for the year ended December 31, 1993.

        Investment Management Client Agreement, dated as of December 16, 1993, by and between The Seibels Bruce Group, Inc. and Prudential Securities Incorporated, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-4, for the year ended December 31, 1993.

        Stock Purchase Agreement, dated as of July 30, 1993, by and between National Teachers Life Insurance Company and South Carolina Insurance Company, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-5, for the year ended December 31, 1993.

        Asset Purchase Agreement, dated as of July, 1993, by and between Premium Service Corporation, Seibels, Bruce and Company and Norwest Financial Resources, Inc., incorporated herein by reference to the Annaul Report on Form 10-K, Exhibit (10)(10)- 6, for the year ended December 31, 1993.

        First Amendment to Asset Purchase Agreement, dated as of December 22, 1993, by and between Premium Service Corporation, Seibels, Bruce and Company and Norwest Financial Resources, Inc., incorporated herein by reference to the Annaul Report on Form 10-K, Exhibit (10)(10)-7, for the year ended December 31, 1993.

        Second Amendment to Asset Purchase Agreement, dated as of February, 1994, by and between Premium Service Corporation, Seibels, Bruce and Company and Norwest Financial Resources, Inc., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-8, for the year ended December 31, 1993.

        Third Amendment to Asset Purchase Agreement, dated as of February 15, 1994, by and between Premium Service Corporation, Seibels, Bruce and Company and Norwest Financial Resources, Inc., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-9, for the year ended December 31, 1993.

        Agency Agreement, dated as of June 3, 1993, by and between American Reliable Insurance Company, Seibels, Bruce and Company and Agency Specialty of Kentucky, Inc., incorporated herein by reference to the Annual Report on FOrm 10-K, Exhibit (10)(10)- 10, for the year ended December 31, 1993.

        The Second Amended and Restated Credit Agreement, dated as of February 4, 1993, by and between The Seibels Bruce Group, Inc. and NationsBank of North Carolina, N.A., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-1, for the year ended December 31, 1992.

        The Second Amended and Restated Promissory Note, dated as of February 4, 1993, by and between The Seibels Bruce Group, Inc. and NationsBank of North Carolina, N.A., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-2, for the year ended December 31, 1992.

        The Seibels Bruce Group, Inc., Common Stock Warrant, dated as of February 4, 1993, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-3, for the year ended December 31, 1992.

        The Second Amended and Restated Pledge Agreement, dated as of February 4, 1993, by and between The Seibels Bruce Group, Inc. and NationsBank of North Carolina, N.A., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-4, for the year ended December 31, 1992.

        The Amended and Restated Security Agreement, dated as of February 4, 1993, by and between The Seibels Bruce Group, Inc. and NationsBank of North Carolina, N.A., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-5, for the year ended December 31, 1992.

        The Amended and Restated Subsidiary Security Agreement, dated as of February 4, 1993, by and between Seibels, Bruce & Company and NationsBank of North Carolina, N.A., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-6, for the year ended December 31, 1992.

        The Amended and Restated Subsidiary Security Agreement, dated as of February 4, 1993, by and between Forest Lake Travel Service, Inc. and NationsBank of North Carolina, N.A., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-7, for the year ended December 31, 1992.

        Agency Agreement, dated as of February 26, 1993, by and between Generali - U.S. Branch and Seibels, Bruce & Company, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)- 8, for the year ended December 31, 1992.

        Stock Purchase Agreement dated as of April 16, 1990, by and among European International Reinsurance Company Ltd., The Seibels Bruce Group, Inc., and South Carolina Insurance Company, with all exhibits thereto, including the Binder of
        Reinsurance dated December 31, 1989, as amended by the First Amendment thereto dated as of April 16, 1990, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(7)-5, for the year ended December 31, 1990.

        Agreement for Data Processing Services dated as of October 1, 1981, by and between Policy Management Systems Corporation and Seibels, Bruce & Company, as amended September 1, 1990, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(7)-6, for the year ended December 31, 1990.

        Employment Agreement between Registrant and Sterling E. Beale, dated December 15, 1988, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(6)-3, for the year ended December 31, 1988.

        Employment Agreement between Registrant and W. Thomas Reichard, III, dated December 15, 1988, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(6)-5, for the year ended December 31, 1988.

        Agreement between Registrant and Jack S. Hupp, dated December 30, 1991, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(5)-2, for the year ended December 31, 1991.

        Amended and Restated Executive Compensation Agreement between Registrant and Jack S. Hupp, dated December 30, 1991, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(5)-3, for the year ended December 31, 1991.

        The Seibels, Bruce & Company Employees' Profit Sharing and Savings Plan, dated as of June 30, 1992, as amended January 4, 1993, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-9, for the year ended December 31, 1992.

        The Seibels Bruce Group, Inc., Stock Option Plan, dated May 20, 1987, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(4)-3, for the year ended December 31, 1987.

        Amendment No. 1, dated February 25, 1992, to The Seibels Bruce Group, Inc., 1987 Stock Option Plan, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(5)-4, for the year ended December 31, 1991.

        Minutes of the Compensation Committee of The Seibels Bruce Group, Inc., adopting an Incentive Compensation Program, as of January 19, 1987,
        incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(8)-6, for the year ended December 31, 1986.

        Deferred Compensation Agreement between the Registrant and Sterling E. Beale, dated March 8, 1983. Amended February 18, 1987, incorporated herein by reference to the Annual Report of Form 10-K, Exhibit (10)(4)-4, for the year ended December 31, 1987.

        *Management   contract  or  compensatory   plan   or
        arrangement required to be filed as an exhibit to this Form 10-K, pursuant to Item 14(c).

        (22) Subsidiaries of the Registrant

        (24) Consent of Independent Public Accountants

        (29) Information from reports furnished to state insurance regulatory authorities.

       (b) Reports on Form 8-K

       No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

       (c) and (d) Exhibits and Financial Statement Schedul es

       The   applicable  exhibits  and  financial  statement
       schedules   are   included  immediately   after   the
       signature pages.

       For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-70057, 2-83595, 33-34973, 33-43618, 33-43601,
       and 2-48782, as amended.

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                         SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              The Seibels Bruce Group, Inc.
                                   (Registrant)



Date
By    /s/ John C. West
                                   John C. West
                                   Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date
By   /s/John C. West
                                   John C. West
                                   Chairman of the Board and
                                      Office    of     Chief
Executive Officer



Date
By   /s/Robert D. Brooks
                                   Robert D. Brooks
                                   Director and
                                   Office of Chief Executive
Officer



Date
By
                                   Michael M. Ameen, Jr.
                                   Director



Date
By   ___________________________________
                                   William M. Barilka
                                   Director

Date
By   __________________________________
                                   Albert H. Cox, Jr.
                                   Director



Date
By   /s/ Roy L. Faulks_____________________
                                   Roy L. Faulks
                                   Director



Date
By    /s/ John P. Seibels____________________
                                   John P. Seibels
                                   Director



Date
By    /s/ George R.P. Walker, Jr
                                   George R.P. Walker, Jr.
                                   Director



Date
By    /s/ Mary M. Gardner
                                   Mary M. Gardner
                                     Controller   (Principal
Accounting Officer)

       THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
 SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS
                     IN RELATED PARTIES
                                                  December
31, 1994

Market       Balance Sheet

     Cost           Value          Value

Fixed maturities*

Bonds and Notes:

  U.  S. Government and government agencies and authorities$
36,368,053                   $ 33,915,400$ 33,915,400

  States, municipalities and political subdivisions1,093,246
1,121,150                       1,121,150

 All other corporate            2,357,5812,402,0552,402,055

 Mortgage backed securities     1,498,2341,498,2341,498,234

Redeemable preferred stocks:

   Public   utilities                     4,100        4,100
 4,100

      Total fixed maturities  $ 41,321,214$ 38,940,939$  38,
940,939


Equity securities

Common stocks:

  Public  utilities          $        10,553$        21,063$
21,063

 Industrial, miscellaneous and all other203,10087,15287,152

 Banks, trusts and insurance companies44,908134,214134,214

Nonredeemable preferred stocks:

   Public   utilities                  282,094       216,063
216,063

      Total  equity  securities$      540,655$      458,492$
458,492

Mortgage loan on real estate    2,949,080 1,965,0001,965,000

Other long-term investments       198,659   46,092  46,092

Short-term  investments         20,457,513 20,457,513  20,45
7,513

      Total investments       $ 65,467,121$ 61,868,036$  61,
868,036

*These fixed maturities are classified as fixed maturities held for sale and are valued at market.
/TABLE

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS

                                               December 31,
                                          1994              1993
 ASSETS

Cash                         $          7,856$          7,285

Investment in subsidiary companies*
 South Carolina Insurance Company  6,967,120 30,037,587
 Seibels Bruce Service Corporation       115           -

   Total assets                 $   6,975,091$ 30,044,872


 LIABILITIES

Notes payable                  $      439,167$ 10,000,000

Income taxes payable to subsidiaries ***4,779,5834,820,782

Other liabilities, including $233,577 payable
 to affiliate ($71,055 at 1993)*      210,989    426,976
   Total liabilities               5,429,739  15,247,758


 SHAREHOLDERS' EQUITY

Special stock, no par value authorized 5,000,000
 shares, none issued and outstanding       -       -

Common stock, $1 par value, authorized 25,000,000
 shares, issued and outstanding 14,500,534 shares
 (7,500,534 shares at 1993)       14,500,534 7,500,534

Additional paid-in capital        31,879,092 28,879,092

Unrealized   (loss)  gain  on  investments  owned  by  subsidiaries  (2,615,004)
1,562,557
Retained deficit                 (42,219,270)(23,145,069)
   Total shareholders' equity**    1,545,352   14,797,114

   Total liabilities and shareholders' equity$   6,975,091  $ 30,044,872


    *    Eliminated in consolidation.

    **    The  shareholders'  equity as shown above is for  the  parent  company
    only.   It does not agree with the consolidated shareholders' equity because of treasury stock transactions between the parent company and a subsidiary.

    ***   On  March 31, 1995, the intercompany payable as of December  31,  1994 was forgiven by Seibels, Bruce and Company's board of directors.


    The accompanying notes are an integral part of these financial statements..

    SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                               STATEMENTS OF LOSS

                                            Year Ended December 31
                                      1994               1993            1992


Income:
  Dividends from subsidiary company*$               -$              - $1,470,739
  Interest                              -          -       444
     Total revenue                      -          - 1,471,183

Expenses:
  Interest                        110,9562,280,3611,573,737
  Other**                         111,403   120,898  (122,908)
     Total expenses               222,359 2,401,259 1,450,829

Income (loss) before income taxes, equity in undistributed loss of subsidiary, and extraordinary item(222,359)(2,401,259) 20,354

Tax benefit                      (41,199)(1,024,635)  (148,432)

Income (loss) before equity in undistributed
  loss of subsidiary and extraordinary item(181,160)(1,376,624)  168,786

Equity  in  undistributed  loss of subsidiary company*(18,893,041)   (8,872,602)
(32,835,238)


Loss before extraordinary item(19,074,201)(10,249,226)(32,666,452)

Extraordinary item - gain from extinguishment
  of debt, net of income taxes            -  9,235,065            -

Net loss
                            $(19,074,201)$ (1,014,161)$(32,666,452)



Per share:
  Loss before extraordinary item   $ (1.72)$ (1.37)$ (4.36)

  Extraordinary item                    -     1.23      -

  Net loss                         $ (1.72)$ (0.14)$ (4.36)

  Cash dividends                 $      -$      -$      -


* Eliminated in consolidation.

**1992 includes a $298,000 reversal of a prior year accrued liability, which was paid in 1992 by a subsidiary.

The accompanying notes are an integral part of these financial statements.

    SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                            Year Ended December 31
                                      1994               1993            1992


Common stock outstanding:
  Beginning of year         $   7,500,534$   7,500,534$   7,495,141
  Stock issued under employee benefit
   plans and dividend reinvestment plan  -    -     5,393
  Stock issued in exchange for cancellation
   of note payable              7,000,000            -           -

  End of year               $ 14,500,534 $   7,500,534 $  7,500,534

Additional paid-in capital:
  Beginning of year         $ 28,879,092 $ 28,879,092 $ 28,855,716
  Stock issued under employee benefit
   plans and dividend reinvestment plan-       -   23,376
  Stock issued in exchange for cancellation
   of note payable             3,000,000           -           -

  End of year               $ 31,879,092 $  28,879,092 $  28,879,092

Unrealized gain (loss) on securities, net
  of deferred income taxes:
  Beginning of year        $   1,562,557 $      865,445 $     678,523
  Cumulative effect of change in accounting -
                     adoption of FASB 115841,309       -    -
  Change in unrealized gains on
                               securities(5,018,870)    697,112      186,922

  End of year              $  (2,615,004)$    1,562,557 $      865,445

Retained (deficit) earnings:
  Beginning of year        $ (23,145,069)$ (22,130,908)$  10,535,544
     Net    loss                                    (19,074,201)     (1,014,161)
(32,666,452)

  End of year              $ (42,219,270)$ (23,145,069)$ (22,130,908)

                Total  shareholders' equity$    1,545,352 $   14,797,114       $
15,114,163

The shareholders' equity as shown above is for the parent company only. It does not agree with the consolidated shareholders' equity because of treasury stock transactions between the parent company and a subsidiary.

The accompanying notes are an integral part of these financial statements.

    SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                        Year Ended December  31,

                                               1994                         1993
 1992

Cash flows from operating activities:
Net loss                           $ (19,074,201) $  (1,014,161) $ (32,666,452)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity  in undistributed loss of subsidiary company     18,893,041     8,872,602
32,835,238
Gain from extinguishment of debt*                 -    (14,793,627)        -
Changes in assets and liabilities:
Income  taxes  payable  to  subsidiaries               (41,199)        4,533,927
39,511
Other assets                            -     59,949        61,439
Other liabilities                        223,180  2,340,653      (349,684)
Total adjustments                       19,075,022     1,013,504      32,586,504
Net   cash  provided  by  (used  in)  operating  activities                  821
(657)           (79,948)

Cash flows from investing activities:
      Cost  of subsidiaries acquired                  (250)                    -
- - - - -


Cash flows from financing activities:
proceeds from stock issued under employee
benefit plans and dividend reinvestment plan           -         -     28,769
Dividends    paid                                       -                      -
(674,562)
Net    cash   used   in   financing   activities                               -
- - - - -         (645,793)

Net increase (decrease) in cash              571       (657)          (725,741)

Cash,    January   1                                    7,285              7,942
  733,683

Cash,  December 31                  $         7,856      $          7,285      $
7,942

Supplemental Cash Flow Information:
      Cash  paid  for - Interest            $                -    $            -
$  1,631,224
     Income taxes, from a subsidiary
                company (recovered)           $               -   $            -
$   (187,943)

Noncash financing activities:
      Notes  payable  exchanged  for  common  stock           $  10,000,000    $
- - - - -         $      -
      Notes payable exchanged for accrued interest      439,167                -
- - - - -
     Extinguishment of debt through cancellation of debt
           in  exchange  for new note, net      $            -       $14,793,627
$      -

                The accompanying notes are an integral part of these financial statements.

* Gain, before taxes, from purchase by new investors of previous $23 million term loan, which was exchanged for a new $10 million note. See Note 1 of notes to consolidated financial statements for details.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
                             (thousands of dollars)

Column A         Column B       Column C     Column D     Column E
Column F         Column G       Column H     Column I     Column J
Column K
                         Future policy
                 Deferred       benefits           Other policy          Net
investment       Benefits,      Amortization
                 policy  losses, claims            claims and            income
(1)   claims, losses     of deferred  Other
                 acquisition    and loss     Unearned       benefits     Premium
and other        and settlement acquisition  operating      Premiums
                 costs   expenses     premiums     payable  revenue
interest income  expenses       costs expenses(1)  written

Segment

Year ended December 31, 1994

Property and casualty insurance$         - $167,845 $  55,428 -  $ 14,718 $
2,027        $ 33,408 $   5,538 $  9,385 $ 14,537
Credit life insurance   899     206  1,570            -    1,801    506   770 (1,855)     3,503
Commission and service activities-      -     -               -      -  3,663     -          -   11,671
Other             -            -            -          -           -         30          -           -
1,988
  Total    $     899 $ 168,051 $  56,998         -  $ 16,519 $   6,226 $ 34,178 $   3,683 $ 26,547

Year ended December 31, 1993
Property and casualty insurance$  1,300 $194,682 $ 62,053            -  $ 55,331 $  4,907 $ 58,285 $ 17,
628 $  6,047 $ 17,429
Credit life insurance 2,542     313  3,664            -    3,207    483 1,374   (258)     2,762
Commission and service activities-      -     -               -      -  1,671     -          -   14,957
Other             -             -             -                -             -           29           -
- - - - -               2,861
  Total     $  3,842 $194,995 $ 65,717           -  $ 58,538 $  7,090 $ 59,659 $ 17,370 $ 26,627

Year ended December 31, 1992

Property and casualty insurance$ 11,990 $257,602 $106,297            -  $117,172 $ 10,804 $125,451
$ 35,709    $ 14,005 $109,687
Credit life insurance 3,794     278  5,491            -    4,247    588 1,538  1,103       2,337
Commission and service activities-      -     -               -      -  1,501     -          -    9,422
Other             -             -             -                -             -           67            -
          -       2,927
  Total     $ 15,784 $257,880 $111,788           -  $121,419 $ 12,960 $126,989 $ 36,812 $ 28,691

 (1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                            SCHEDULE VI - REINSURANCE
                             (thousands of dollars)


           COL.  A                COL. B   COL. C    COL. D   COL. E
    COL. F
                               Ceded to    Assumed          Percentage
                      Gross     other    from other  Net      of amount
                      Amount * companies*companies  amount assumed to net

Year Ended December 31, 1994

Credit life insurance in force   $ 39,897$         - $         - $39,897       -
%

Premiums:
 Property/casualty insurance$146,481$134,038 $    2,275$14,718 15.5%
 Credit life insurance     967         -         -     967       - %
 Accident/health insurance         832         (1)           -       833       -
 %

                      $148,280  $134,037 $    2,275$ 16,518


Year Ended December 31, 1993

Credit life insurance in force   $ 92,318$          - $        - $ 92,318     -
%

Premiums:
 Property/casualty insurance$196,386$151,558 $ 10,503$ 55,331  17.1%
 Credit life insurance   2,181        88         -   2,094       - %
 Accident/health insurance     1,154         40           -      1,113         -
%

                      $199,721  $151,686   $ 10,503$ 58,538


Year Ended December 31, 1992

Credit life insurance in force   $138,795$        - $        - $138,795        -
%

Premiums:
 Property/casualty insurance$254,378$150,771$ 13,565$117,172   11.6%
 Credit life insurance   3,105        154        -   2,951       - %
 Accident/health insurance      1,373         77          -      1,296        -
 %
                      $258,856   $151,002  $ 13,565$121,419



 *Includes amounts written as designated carrier for two state sponsored automobile facilities, a homeowners' residual market and the WYO National
  Flood Insurance Program.

                          THE SEIBELS BRUCE GROUP, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)

                         Balance at
                         beginning                      Balance at
Description                           of year  Additions(1)Deductions end of
year
Year ended December 31, 1994

Allowance for uncollectible:

 Agents' balances receivable  $187       $ 48      $165     $  70

 Other receivables            $151       $ 64      $205     $  10

 Premium notes receivable     $418       $211      $384      $246




Year ended December 31, 1993

Allowance for uncollectible:

 Agents' balances receivable  $443       $143      $399      $187

 Other receivables            $103      $  66     $  18      $151

 Premium notes receivable     $435       $196      $213      $418




Year ended December 31, 1992

Allowance for uncollectible:

 Agents' balances receivable  $576       $105      $238      $443

 Other receivables            $127      $  25     $  49      $103

 Premium notes receivable     $102       $461      $128      $435



  (1)Additions to the allowance accounts include only the increase in the allowance charged to bad debt expense and do not include some expenses charged directly to bad debt expense, such as write-offs of uncollectible direct billings.

                          THE SEIBELS BRUCE GROUP, INC.
  SCHEDULE X - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
                                   OPERATIONS
                             (thousands of dollars)


Column A      Column B   Column C   Column D  Column E  Column F Column G           Column H           Column
I             Column J  Column K

                                                                          Claims
and Claim
                       Reserves for                                    Adjustm
ent Expenses
            Deferred  Unpaid Claims Discount,                   Net Investment             Incurr
ed Related to     Amortization     Paid Claims
             Policy   and Claim   if any,             Income       (1)     (2)      of Deferred     and Claim
           Acquisition  Adjustment  Deducted inUnearned  Earned and other
Current          PriorPolicy AcquisitionAdjustmentPremiums
Affiliation with Registrant    Costs      Expenses    Column C* PremiumsPremiumsInterest Income   Year
Years          Costs          Expenses   Written


Company and
  consolidated subsidiaries


Year ended
  December 31, 1994$        - $167,845         $ 55,428 $ 14,718$  5,690 $ 16,
451           $ 16,957$  5,538     $ 72,755 $ 14,537



Year ended
  December 31, 1993$  1,300 $194,682    $ 62,053$ 55,331$  6,578 $ 47,776$ 10,
509      $ 17,628      $ 56,458 $ 17,429



Year ended
  December 31, 1992$ 11,990 $257,602    $106,297$117,172$ 12,305 $117,997$  7,
454           $ 35,709 $117,396 $109,687



*The Company does not discount loss and LAE reserves.

                                                  Exhibit 22


                           SUBSIDIARIES OF REGISTRANT


The following is a listing of all subsidiaries of The Seibels Bruce Group, Inc. as of December 31, 1994:




                                   State or Other Jurisdiction
Subsidiary
      of Incorporation

Seibels, Bruce & Company                South Carolina

South Carolina Insurance Company        South Carolina

Consolidated American Insurance Company      South Carolina

Catawba Insurance Company               South Carolina

Kentucky Insurance Company              Kentucky

Agency Specialty of Kentucky, Inc.      Kentucky

Agency Specialty, Inc.                  South Carolina

Investors National Life Insurance Company of S.C.      South Carolina

Policy Finance Company                  South Carolina

Forest Lake Travel Service, Inc.        South Carolina

FLT Plus, Inc.                          South Carolina

Seibels Bruce Service Corporation       South Carolina



The financial statements of these subsidiaries are included in the Registrant's consolidated financial statements.

                                                  Exhibit 24


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated April 14, 1995, with respect to the consolidated financial statements and schedules of The Seibels Bruce Group, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 1994 into the Company's previously filed Registration Statements (File S-8 Nos. 2-70057, 2-83595, 33-34973, 33-43618, 33-43601, and 2-48782).



Arthur Andersen, LLP


Columbia, South Carolina
April 14, 1995

                                                  Exhibit 29


(29) Information from reports furnished to state insurance regulatory authorities. The attached exhibit includes the Company's Schedule P as prepared for its 1994 Consolidated Annual Statement which will be provided to state regulatory authorities. The schedules have been prepared on a statutory basis.

(Schedule P as filed with the Securities and Exchange Commission has been omitted from this copy. They are available upon request by writing the address shown on Page 1.)

                                                  Exhibit (10)(3)-1

                     SEPARATION AGREEMENT AND MUTUAL RELEASE

      THIS SEPARATION AGREEMENT AND MUTUAL RELEASE (hereinafter "Agreement) is made and entered into between W. Thomas Reichard, III (hereinafter referred to as "Employee") and The Seibels Bruce Group, Inc., a South Carolina Corporation (hereinafter referred to as the "Company'), and Seibels, Bruce & Company, a South Carolina corporation and a wholly-owned subsidiary of the Company (hereinafter referred to as the "Employer"), at Columbia, South Carolina this 14th day of October, 1994.

                                   WITNESSETH:

      WHEREAS, Employee has worked diligently for many years on behalf of the Company and the Employer, and at the time of the execution of this Agreement served in the capacity of President and Chief Operating Officer of the Company and a member of the boards of directors of the Company and its subsidiaries pursuant to the Employment Agreement entered into on the 15th day of December, 1988, between the Company, the Employer and the Employee (hereinafter referred to as the "Employment Agreement"); and

      WHEREAS, the Employee, the Company, and the Employer, wish to terminate completely the employment between the Employee, the Company and the Employer; and

      WHEREAS, the Employee, the Company and the Employer, after numerous discussions, have mutually agreed that the termination of the employment relationship and all of the duties and obligations inherent in the Employee's service as an Employee, Officer and Director of the Company and its subsidiaries including, but not limited to, those set forth in the Employment Agreement shall be accomplished upon the following terms and conditions:

     NOW, THEREFORE, in consideration of the premises and mutual promises herein contained, it is agreed as follows:

      FIRST: This Agreement shall not in any way be construed as a claim or an admission by the Employee or by the Company or the Employer that either has acted wrongfully with respect to the other or to any other person, or that the Employee has any rights whatsoever against the Company and/or the Employer except those expressly set forth herein, and the Company, the Employer, and the Employee specifically disclaim any liability or wrongful acts against the Employee or against any other person on the part of the Company, the Employer, or their employees or agents.

      SECOND: The Company, the Employer, and the Employee agree and acknowledge that the Employee is at liberty to devote reasonable time and effort in locating other employment while still actively employed by the Employer and the Company. Given this understanding, it is further understood and agreed between the Company, the Employer and the Employee that the Employee's employment with the Company and the Employer shall terminate on October 14, 1994 (the "Termination Date").

      THIRD: In consideration for the Employee's relinquishment of rights under the Employment Agreement, the Company and the Employer agree to the following:

      (1) The Company agrees to bear the cost of outplacement services at a level appropriate to the Employee's position, such costs not to exceed $20,000.00

      (2) The Company and the Employer agree to provide references in response to any and all inquiries concerning the Employee's work performance and work history with the Company and the Employer which are consistent with the Employer's normal policy of providing only "neutral" references in that they shall provide generally only dates of employment and last position held.

Subject to the TENTH section below, the Employee's right to compete with the Company and/or the Employer in any of their business segments shall not be restrained in any way.

      FOURTH:   As  further consideration for the Employee's  relinquishment  of rights under the Employment Agreement the Company and the Employer agree to pay to the Employee the following:

     (1)  One month's salary in the amount of $10,572.92, and

      (2) The equivalent of two years ("Basic Compensation") as defined by the Employment Agreement at the Employee's 1994 Compensation level, calculated at net present value at 6% per annum. Such amount is agreed to be the sum of $238,929.00.

Both sums shall be paid in a lump sum on October 14, 1994, and shall be subject to applicable statutory withholdings.

      FIFTH:   It  is expressly understood that the Employee shall  continue  to receive his salary and benefits under the terms of the Employment Agreement through the Termination Date.

      SIXTH:   The Employee agrees that payment of the sums described herein  is not required by the Company's or the Employer's policies and procedures.

      SEVENTH: Employee understands and the Company and the Employer agree that he will be covered through the Termination Date of his employment by all the benefit programs then in effect. On or about the Termination Date, the Employee will be provided with the option of continuing his health coverage pursuant to COBRA.

     EIGHTH: The Company, the Employer and the Employee all represent that they have not filed any complaints or charges or lawsuits against the other relating to the Employee's employment with the Employer and the Company and/or the termination thereof with any governmental agency or any court and that they will not do so at any time hereafter, provided, however, that this shall not limit the right of the Company and/or the Employer from filing a lawsuit or making a claim based on a conviction of the Employee of fraud, embezzlement or other conduct against the company and/or the Employer which constitutes a felony, and shall not limit the right of either party from making a claim for the sole purpose of enforcing rights under this Agreement. Further, the parties agree that the losing party or parties in any lawsuit to enforce the provisions of this Agreement shall pay the legal fees and costs incurred by the prevailing party in any such lawsuit. The Company and the Employer further agree to defend the Employee from any and all claims of any kind whatsoever arising out of his employment with the Company and the Employer and to indemnify fully and hold the Employee harmless from any liability arising out of such claims, except claims based on a conviction of the Employee of fraud, embezzlement or other conduct against the Company and/or the Employer which constitutes a felony. Further, to the extent these guarantees and protections are afforded to any other director of the Company pursuant to the company's by laws and, to the extent permitted by law, the Employer and the Company agree to defend, indemnify and hold the Employee harmless from any and all claims arising out of or related to the Employee's service as a director of the Company and/or any of its subsidiaries. Where an affirmative action of the Board of Directors of the Company is required to afford such protection, such determination shall be made in good faith and shall not unreasonably be withheld. Notwithstanding anything in this Agreement to the contrary, the company and the Employer specifically agree that the Employee shall retain all of his rights and benefits under applicable state Workers Compensation laws.

      NINTH:   Employee  understands and agrees that following  the  Termination
Date, he is no longer authorized to incur any expenses, obligations or liabilities on behalf of the Company and/or the Employer.

     TENTH: Upon the termination of the Employee's employment with the Employer and the Company under this Agreement the Employee shall return to the Employer and the Company all Company or/or Employer information and related reports, maps, files, memoranda, and records; credit cards, cardkey passes; door and file keys; computer access codes; software and other physical or personal property which Employee received or prepared or helped prepare in connection with his current employment and his prior employment with the Employer and/or the Company; and Employee shall not retain any copies, duplicates, reproductions, or excerpts thereof. The Employee agrees to keep all Employer or Company information confidential and not to divulge to anyone or appropriate for his own benefit any Employer or Company information. The term "Employer or Company information" as used in this agreement means (a) confidential information including without limitation information received from third parties under confidential conditions; and (b) other technical, business, or financial information, the use or disclosure of which might reasonably be construed to be contrary to the interests of the Employer and/or the Company; provided, however, "Employer or Company information" does not include any information (i) in the public domain not as a result of a violation of the Employee's undertakings herein, (ii) available on a nonconfidential basis without regard to the disclosure by the Employee, or (iii) available from a source other than the Employee (provided that such source in so acting is not violating any duty or agreement of confidentiality).

     ELEVENTH: Releases.

      (a) As a material inducement to the Employer and Company to enter into this Agreement and with the exception of those claims specifically discussed in Section Eight above, Employee hereby irrevocably and unconditionally releases, acquits and forever discharges the Employer and the Company and each of the Employer's and Company's owners, stockholders, predecessors, successors, assigns, agents, directors, officers, employees, representatives, attorneys, parent companies, divisions, subsidiaries, affiliates (and agents, directors, officers, employees, representatives and attorneys of such parent companies, divisions, subsidiaries and affiliates),and all persons acting by, through, under or in concert with any of them (collectively "Releasees"), or any of them from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, or any tort, or any legal restrictions on the Company's or the Employer's right to terminate employees, or any federal, state or other governmental statute, regulations, or ordinance, including, without limitation: (1) Title VII of the Civil Rights Act of 1964 (race, color, religion, sex and national origin discrimination); (2) 42 U.S.C. 1981 (discrimination); (3) The Age Discrimination in Employment Act of 1967, 42 U.S.C. 621-634 (age discrimination); (4) 29 U.S.C. 206(d)(1) (equal pay); (5)
Executive Order 11246 (race, color, religion, sex and national origin discrimination); (6) Executive Order 11141 (age discrimination); and (7) 503 of the Rehabilitation Act of 1973 and The Americans with Disabilities Act, 42 U.S.C. 12, 101 (disability discrimination) ("Claim" or "Claims"), which Employee now has, owns or holds, or claims to have, own or hold, or which Employee at any time heretofore had, owned or held, or claimed to have, own or hold, or which Employee at any time hereinafter may have, own or hold, or claim to have, own or hold against each or any of the Releasees.

      (b) Likewise, as a material inducement to the Employee to enter into this Agreement and with the exception of those claims specifically discussed in Section Eight above, the Employer and Company hereby irrevocably and unconditionally release, acquit and forever discharge the Employee from any and all charges, complaints, claims, liabilities, obligations, promises, suits, rights, demands, costs, losses, debts and expenses, (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, which the Company or the Employer now have, own, or hold or claim to have, own or hold, or which the Company or the Employer at any time heretofore had, owned or held, or claimed to have, own or hold or which Company or Employer at any time hereafter may have, own or hold, or claim to have, own or hold against the Employee.

      TWELFTH: Effective Date of Agreement. This Agreement was presented to Employee for his review and consideration on October 12, 1994 ("Review Date"). Employee has twenty-one (21) calendar days following the Review Date to review, consider and sign this Agreement. If Employee does not return this Agreement fully executed within twenty-one (21) days of the Review Date, any offer implied by the presentation of this Agreement for his review and consideration is withdrawn in its entirety at that time. For a period of seven (7) calendar days following his execution of this Agreement, Employee may revoke this Agreement ("Revocation"). Employee may revoke this Agreement only by giving the Company formal, written notice of his revocation of this Agreement, to be received by the Company by the close of business on the seventh (7th) day following Employee's execution of this Agreement. This Agreement shall not become effective in any respect until the revocation period has expired without notice of Revocation. In the absence of Employee's revocation of this Agreement, the eighth (8th) day after Employee's execution of this Agreement shall be the "Effective Date" of this Agreement, at which time the rights of all parties under this Agreement become fully enforceable, final and binding in all respects.

      THIRTEENTH: The provisions of this Agreement are severable, and if any part of it is found to be unenforceable, the other paragraphs shall remain fully valid and enforceable. This Agreement shall survive the termination of any arrangements contained therein.

      FOURTEENTH: It is expressly understood that the provisions of this Agreement shall be binding upon the Employee, the Company, the Employer, and the officers, agents, directors, affiliates, subsidiaries, successors and assigns of the Employee, the Company and the Employer.

      FIFTEENTH: The Employee, the Employer and the Company all represent and agree that they fully understand their respective rights to discuss all aspects of this Agreement with their attorneys, and that to the extent, if any, desire, that have availed themselves of this right, and that each has carefully read and understands all of the provisions of this Agreement, and that they are voluntarily entering into this Agreement.

      THIS AGREEMENT sets forth the entire agreement between the parties hereto, and fully supersedes any and all prior agreements or understandings between the parties hereto pertaining to the subject matter hereof.

     Executed at Columbia, South Carolina, this 14th day of October, 1994.


WITNESS:

/s/ Irby H. Schultz                                    /s/ W. Thomas Reichard
                                   W. Thomas Reichard, III
/s/ F. Michael Klopp                              Employee

WITNESS:                           THE SEIBELS BRUCE GROUP, INC.,

/s/ Steven M. Armato                              By: /s/ Terry E, Fields
                                   Its: SVP and CFO
/s/ Priscilla C. Brooks

WITNESS:                           SEIBELS, BRUCE & COMPANY

/s/ Steven M. Armato                              By: /s/ Terry E. Fields
                                   Its: SVP and CFO
/s/ Priscilla C. Brooks

                                             Exhibit (10)(3)-2

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this "Agreement"), made and entered into as of the 14th day of October, 1994, by and between THE SEIBELS BRUCE GROUP, INC., a South Carolina corporation (Hereinafter referred to as the "Company"), SEIBELS, BRUCE & COMPANY, a South Carolina corporation and a wholly-owned subsidiary of the Company (hereinafter referred to as the "Employer"), and STERLING E. BEALE, a resident of Columbia, South Carolina (hereinafter referred to as the "Employee").

                              W I T N E S S E T H :

      WHEREAS, the Employer is a corporation engaged in business in the State of South Carolina and throughout the United States; and

      WHEREAS, the Company owns all of the outstanding capital stock of the Employer; and

     WHEREAS, the Employee is currently employed by the Employer pursuant to the terms of that certain Employment Agreement dated as of December 15, 1988 (the "Superseded Employment Agreement"); and

      WHEREAS, the Employer desires to obtain the continued services of the Employee, and the Employee desires to remain in the employ of the Employer upon the terms and conditions herein contained; and

      WHEREAS, both the Employer and the Employee intend for this Agreement to supersede and replace in all respects the Superseded Employment Agreement;

     NOW, THEREFORE, in consideration of the mutual obligations contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, the Employer and the Employee hereby do agree that the Superseded Employment Agreement is hereby amended and restated to read as follows:

      1. Duration of Contract. The term of the Employee's employment with the Employer shall continue through November 15, 1995 and may not be terminated by either the Employer, the Company or the Employee for any reason or under any circumstances, except for conviction of fraud, embezzlement or other conduct which constitutes a felony and involves the Employer or the Company or a breach of the provisions of Sections 4,5 or 6 below.

      2. Duties of Employee. The Employee agrees that, during the term of his employment with the Employer and except as otherwise expressly provided herein, he will make himself available to the Employer on a full-time basis, during the Employer's regular weekday business hours and at other reasonable times upon reasonable advance notice by the Employer, to consult with and advise the officers and employees of the Employer concerning matters relating generally to any matter arising out of the business affairs of the Employer, including, but not limited to, management, financial matters, insurance regulatory issues, and all other business and goodwill relationships of the Employer, as the Employer may desire.

      During the term of this Agreement, the Employee shall be permitted, with the express written permission of the Employer to perform consultation or arbitration services for other entities or persons, so long as such consultation or services do not prevent the Employee from performing his obligations under this Agreement and do not conflict with the provisions of Sections 4, 5 or 6 below.

     3.   Compensation.

           (a) The Employer agrees to pay the Employee during the term of his employment with the Employer, as compensation for services rendered to it by the Employee as provided herein, an amount equal to One Hundred Eighty-Three
Thousand Seven Hundred Fifty Dollars (183,750.00), said amount to be paid in twenty-eight equal payments of Six Thousand Five Hundred Sixty-Two and 50/100 Dollars ($6,562.50) each at such times as are consistent with the Employee's general employment practices, with the first payment to be made on October 28, 1994 and the last payment to be made on November 10, 1995.

           (b) In addition to the amount set forth in Section 3(a), during the term of his employment with Employer, the Employee shall be entitled to participate in and to receive benefits from the employee benefit plans of the Employer on the same basis and to the same extent as he now participates therein.

      4. Non-Competition. The Employee hereby acknowledges that he has served as an officer and director of both the Company and the Employer, performed executive-level management services for both such companies and for the direct or indirect subsidiaries of the Company, and is intimately familiar with, or has had ready access to information concerning, the operations, personnel and customers of the Company and the operating subsidiaries (direct or indirect) of the Company and the Employer (collectively, the "S-B Companies").

      The employee therefore covenants and agrees that, for the term of this Agreement, the Employee shall not, within the states of Tennessee, North Carolina, South Carolina, Georgia and Kentucky, throughout which territories the Employee agrees and acknowledges the S-B Companies are currently conducting a property and casualty insurance business through the independent agency system (as conducted by the S-B Companies, hereafter referred to as the "Business"), either on his own behalf or on behalf of or together with any other person or entity, directly or indirectly (as such terms are defined below), compete with the Business by (1) calling on, soliciting, taking away, accepting as a client, agent or customer, or attempting to call on, solicit, take away or accept as a client, agent or customer, any individual, partnership, corporation or association that is, as of the date of this Agreement, a present or identified prospective client, agent or customer of any of the S-B Companies, or was a client, agent or customer of the S-B Companies within the preceding twelve months of the date of this Agreement, with respect to the Business for purposes of conducting an enterprise substantially similar to the Business; (ii) hiring, soliciting, or taking away or attempting to hire, solicit, or take away any employee of the S-B Companies with respect to the Business for purposes of conducting an enterprise substantially similar to the Business; or (iii)
entering into or attempting to enter into, and performing or intending to perform managerial services for, any business substantially similar to the Business. For the purposes of this Section 4, the words "directly or indirectly" as they modify the word "compete" shall mean (i) acting as an agent, representative, consultant, officer, director ,independent contractor, or employee of any entity or enterprise that is competing (as defined above) with any of the S-B Companies with respect to the Business and, in such capacity, performing managerial services or rendering management advice to any such entity or enterprise: (ii) participating in any such competing entity or enterprise as an owner, partner, limited partner, joint venturer, investor or stockholder (except as a stockholder holding less than a one percent (1%) interest in a corporation whose shares are actively traded on a regional or national securities exchange or in the over-the counter market); and (iii) communicating to any such competing entity or enterprise the names or addresses or any other information concerning any present, or identified prospective client, agent or customer (as of the date of this Agreement) of any of the S-B companies, or concerning any client, agent or customer of the S-B Companies within the preceding twelve months of the Agreement, with respect to the Business.

     5. Confidential Data. The Employee agrees that he will keep confidential and not divulge to anyone nor appropriate for his own benefit any pricing, marketing, planning or financial information pertaining to the Company, the Employer or any of their subsidiaries (the "Confidential Data"). The Employee hereby acknowledges and agrees that the prohibition against disclosure of Confidential Data recited herein is in addition to, and not in lieu of, any rights or remedies which the Company and the Employer may have available pursuant to the laws of any jurisdiction or at common law to prevent the disclosure of trade secrets, and the enforcement by the Company, the Employer or any of their subsidiaries of its rights and remedies pursuant to this Agreement shall not be construed as a waiver of any other rights or available remedies which it may possess in law or equity absent this Agreement.

      6. Non-Solicitation of Employees. The Employee agrees that during the period for which he is entitled to payment hereunder, he will neither directly or indirectly induce or attempt to induce any employee of the Company, the Employer or their subsidiaries to terminate his or her employment therewith.

      7. Complete Agreement. Except for that certain Retirement Agreement of even date herewith and except for any of the Employee's general employee benefit plans or those stock option plans, if any, pursuant to which the Employee has been granted specific rights or options, this Agreement constitutes the entire agreement of the parties and, without limiting the foregoing, specifically supersedes all rights and obligations of the parties under the Superseded Employment Agreement. The Agreement may not be changed orally, but only by an agreement in writing executed by the parties.

      8. Successors Bound. This Agreement shall be binding upon the Company, the Employer and the Employee, their respective heirs, executors, administrators or successors in interest, including any company into which the company or the Employer may be merged or by which it may be acquired.

      9. Construction. This Agreement shall be interpreted according to the laws of South Carolina. In the Event that any provision of the Agreement is deemed unenforceable, said provision shall be deemed null and void, but the remainder of the Agreement shall be enforced according to its terms.

      10. Equitable Relief. The Employee acknowledges that the services to be rendered by him are of a special and intellectual character, which gives them a peculiar value, that he possesses unique skills, knowledge and ability, and that any breach of the provisions of this Agreement would cause the employer irreparable injury which would not reasonably or adequately be compensated in damages in an action at law. By reason thereof, the Employee agrees that the Employer shall be entitled, in addition to any other remedies it may have under this Agreement or otherwise, to injunctive and other equitable relief to prevent or curtail any breach of this Agreement by the Employee.

      IN WITNESS WHEREOF, the Company, the Employer and the Employee have executed this Agreement and caused these seals to be affixed hereto the day and year first above written, to be effective said date.

                                   COMPANY
                                   THE SEIBELS BRUCE GROUP, INC.
Attest:/s/ Bernard Manning                        By:/s/ Terry E. Fields
(Corporate Seal)                             Its:  SVP & CFO

                                   EMPLOYER
                                   SEIBELS BRUCE & COMPANY
Attest: /s/ Bernard Manning                       By: /s/ Terry E. Fields
(Corporate Seal)                             Its: SVP & CFO

                                   EMPLOYEE

                                    /s/ Sterling E. Beale
                                   Sterling E. Beale

                                             Exhibit (10)(3)-3

                              RETIREMENT AGREEMENT



      THIS RETIREMENT AGREEMENT (this "Agreement"), made and entered into as of the 14th day of October, 1994, by and among THE SEIBELS BRUCE GROUP, INC., a South Carolina corporation (hereinafter referred to as the "Company"), SEIBELS, BRUCE & COMPANY, a South Carolina corporation (hereinafter referred to as the "Employer") and STERLING E. BEALE, a resident of Columbia, South Carolina (hereinafter referred to as the "Employee").

                                   WITNESSETH:

      Whereas, the Employer is a corporation engaged in business in the State of South Carolina and throughout the United States: and

      Whereas, the Company owns all of the outstanding capital stock of the Employer; and

      Whereas, the Employee is an employee of the Employer under the provisions of that certain Amended and Restated Employment Agreement made and entered into on October 14, 1994 (the "Amended and Restated Employment Agreement"); and

           Whereas, the Employee's employment with Employer terminates on November 15, 1995 in accordance with the terms of the Amended and Restated Employment Agreement; and

      Whereas, the parties hereto have agreed that, after the termination of employment pursuant to the Amended and Restated Employment Agreement on November 15, 1995, the Employee shall take early retirement from his position as an employee of the Employer pursuant to the terms hereof, and

     Whereas, the Employee and the Employer agree that this Agreement terminates and cancels that certain Executive Compensation Agreement made and entered into on January 18, 1978 and amended on March 8, 1983 and on February 18, 1987 (as so amended, the "Executive Compensation Agreement"); and

      Whereas, the Employer desires to compensate the Employee upon his early retirement pursuant to the terms hereof in lieu of any amounts payable to the Employee under the Executive Compensation Agreement or under the Employment
Agreement between the Employer and the Employee dated December 15, 1988 (the "Superseded Employment Agreement") before such agreement was amended and restated by the Amended and Restated Employment Agreement;

      NOW, THEREFORE, for and in consideration of the mutual promises herein contained, the parties hereto do hereby agree as follows:

      1. Retirement Date - On November 16, 1995, (the "Retirement Date"), the Employee shall retire as an employee of the Employer and the Company.

       2. Termination of Executive Compensation Agreement and Relief of Obligations Under the Superseded Employment Agreement. The Company, the Employer and the Employee agree that the Executive Compensation Agreement is hereby terminated and cancelled, and that such agreement is hereby deemed null and void and without any further force or effect. The parties further agree that the Company, the Employer and the Employee are each hereby relieved of all rights, duties and obligations of any nature whatsoever, under both the Superseded Employment Agreement and the Executive Compensation Agreement, except as specifically set forth in the Amended and Restated Employment Agreement.

      3. Compensation. In consideration of the premises of this Agreement, in lieu of all payments to be made to the Employee under the Employment Agreement or under the Executive Compensation Agreement (except those as set forth in the Amended and Restated Employment Agreement), the Employer will pay to the Employee the sum of Three Hundred Fifty-Five Thousand Five Hundred Dollars ($355,500.00) on October 14, 1994, One Hundred Ninety-Three Thousand Seven Hundred Forty-Eight Dollars ($193,748.00) on October 14, 1995, and One Hundred Ninety-Three Thousand Seven Hundred Forty-Eight Dollars ($193,748.00) on October 14, 1996. Said amounts shall be payable, in the event of Employee's death, to his estate or to any beneficiary that he designates in writing to the Company or the Employer.

      4. Certain Fringe Benefits. After his retirement, the Employee will receive those health insurance benefits, as well as any other benefits provided to retired employees, to which other retired employees of the Company or the Employer are generally entitled from time to time.

     5.  Release and Covenant No to Sue.

      (a) The Company, the Employer and the Employee all represent that they have not filed any complaints or charges or lawsuits against the other relating to the Employee's employment with the Employer and the Company and/or the termination thereof with any governmental agency or any court and that they will not do so at any time hereafter, provided, however, that this shall not limit the right of the Company and/or the Employer from filing a lawsuit or making a claim based on a conviction of the employee of fraud, embezzlement or other conduct against the Company and/or the Employer which constitutes a felony, and shall not limit the right of either party from making a claim for the sole purpose of enforcing rights under this Agreement. Further, the parties agree that the losing party or parties in any lawsuit to enforce the provisions of this Agreement shall pay the legal fees and costs incurred by the prevailing party in any such lawsuit. The Company and the Employer further agree to defend the Employee from any and all claims of any kind whatsoever arising out of his employment with the Company and the Employer and to indemnify fully and hold the Employee harmless from any liability arising out of such claims, except claims based on a conviction of the Employee of fraud, embezzlement or other conduct against the Company and/or the Employer which constitutes a felony. Further, to the extent these guarantees and protections are afforded to any other director of the Company pursuant to the company's by-laws, and to the extent permitted by law, the Employer and the Company agree to defend, indemnify and hold the Employee harmless from any and all claims arising out of or related to the Employee's service as a director of the Company and/or any of its subsidiaries. Where an affirmative action of the Board of Directors of the Company is required to afford such protection, such determination shall be made in good faith and shall not unreasonably be withheld. Notwithstanding anything to the contrary in this Agreement, the Company and the Employer specifically agree that the Employee shall retain all of his rights and benefits under applicable state workers compensation laws.

      (b) As a material inducement to the Employer and Company to enter into this Agreement and with the exception of those claims specifically discussed in
Section 5(a) above, Employee hereby irrevocably and unconditionally releases, acquits and forever discharges the Employer and the Company and each of the Employer's and Company's owners, stockholders, predecessors, successors, assigns, agents, directors, officers, employees, representative, attorneys, parent companies, divisions, subsidiaries, affiliates (and agents, directors, officers, employees, representatives and attorneys of such parent companies, divisions, subsidiaries and affiliates), and all persons acting by, through, under or in concert with any of them (collectively "Releasees"), or any of them, from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorney's fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, or any tort, or any legal restrictions on the Company's or the Employer's right to terminate employees, or any federal, state or other governmental statute, regulations, or ordinance, including, without limitation: (1) Title VII of the Civil Rights Act of 1964 (race, color, religion, sex and national origin discrimination); (2) 43 U.S.C. 1981 (discrimination); (3) The Age Discrimination in Employment Act of 1967, 42 U.S.C. 621-634 (age discrimination); (4) 29 U.S.C. 206(d)(1) (equal pay); (5)
Executive Order 11246 (race, color, religion, sex and national origin discrimination); (6) Executive Order 11141 (age discrimination); and (7) 503 of the Rehabilitation Act of 1973 and The Americans with Disabilities Act, 42 U.S.C. 12, 101 (disability discrimination) ("Claim" or "Claims"), which Employee now has, owns or holds, or claims to have, own or hold, or which Employee at any time heretofore had, owned or held, or claimed to have, own or hold, or which Employee at any time hereinafter may have, own or hold, or claim to have, own or hold against each or any of the Releasees.

      (c) Likewise, as a material inducement to the Employee to enter into this Agreement and with the exception of those claims specifically discussed in
Section 5(a) above, the Employer and the Company hereby irrevocably and unconditionally release, acquit and forever discharge the Employee from any and all charges, complaints, claims, liabilities, obligations, promises, suits, rights, demands, costs, losses, debts and expenses (including attorney's fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, which the Company or the Employer now have, own or hold or claim to have, own or hold, or which the Company or the Employer at any time heretofore had, owned or held, or claimed to have, own or hold or which the Company or the Employer at any time hereafter may have, own or hold, or claim to have, own or hold against the Employee.

      6. Effective Date of Agreement. This agreement was presented to the Employee for his review and consideration on October 12, 1994 ("Review Date"). The Employee has twenty-one (21) calendar days following the Review Date to review, consider and sign this Agreement. If the Employee does not return this Agreement fully executed within twenty-one (21) days of the Review Date, any offer implied by the presentation of this Agreement for his review and consideration is withdrawn in its entirety at that time. For a period of seven
(7) calendar days following his execution of this Agreement, the Employee may revoke this Agreement ("Revocation"). The Employee may revoke this Agreement only by giving the Employer formal, written notice of his revocation of this Agreement, to be received by the Employer by the close of business on the seventh (7th) day following the Employee's execution of this Agreement. This Agreement shall not become effective in any respect until the revocation period has expired without notice of Revocation. In the absence of the Employee's revocation of this Agreement, the eight (8th) day after the Employee's execution of this Agreement shall be the "Effective Date" of this Agreement, at which time the rights of all parties under this Agreement become fully enforceable, final and binding in all respects.

      7. No Obligation. The Employee agrees that payment of the sums described above is not required by the Employer's employment policies and procedures.

      8. Successors Bound; Assignability. This Agreement shall be binding upon the Company, the Employer and the Employee, their respective heirs, executors, administrators or successors in interest, including without limitation, any corporation into which the Company or the Employer may be merged or by which it may be acquired. This Agreement is nonassignable except that the Company's or the Employers' rights, duties and obligations under this Agreement may be assigned to its acquiror in the event either of them is merged, acquired or sells substantially all of its assets.

      9. Governing Law. This Agreement has been made in, and shall be governed in accordance with, the laws of the State of South Carolina.

      10. Duplicate Originals. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be a duplicate original, but all of which, taken together, shall constitute a single instrument.

      11. Captions. The captions contained in this Agreement are included only for convenience of reference and do not define, limit, explain or modify this Agreement or its interpretation, construction or meaning and are in no way to be construed as a part of this Agreement.

      12. Severability. In the event that any one or more of the provisions of this Agreement or any word, phrase, clause, sentence or other portion thereof (including without limitation the geographical and temporal provisions contained herein) shall be deemed to be illegal or unenforceable for any reason, such provision or portion thereof shall be modified or deleted in such a manner as to make this Agreement as modified legal and enforceable to the fullest extent permitted under applicable laws.

     13. Number and Gender. When used in this Agreement, the number and gender of each pronoun shall be construed to be such number and gender as the context, circumstances or its antecedent may require.

      14. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto in respect of the subject matter of this Agreement, and this Agreement supersedes all prior and contemporaneous agreements between any of the parties hereto in connection with the subject matter of this Agreement including, without limitation, the Executive Compensation Agreement and the Superseded Employment Agreement (except as specifically set forth in the Amended and Restated Employment Agreement). No change, termination or attempted waiver of any of the provisions of this Agreement shall be binding upon any party hereto unless in writing and signed by the party to be charged.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed to be effective as of the date first above written.
                              THE SEIBELS BRUCE GROUP, INC.
                              ("Company")
                              By: /s/ Terry E. Fields
                                                  Title:  SVP & CFO

                                               SEIBELS, BRUCE & COMPANY
                                        ("Employer")
                              By:  /s/ Terry E. Fields
                                             Title:  SVP & CFO
                              ("Employee")
                               /s/ Sterling E. Beale
                                                  Sterling E. Beale