Form 10-K/A
period 1994-01-29
SEIBELS BRUCE GROUP INC
filed 1995-05-05
CIK 276380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-K/A-1
                            ANNUAL REPORT
(Mark one)

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

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement in connection with the annual meeting to be held on June 13, 1995 are incorporated herein by reference into Part III.

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

                                1994    1993    1992    1991    1990

                                       (thousands of dollars, except
per share amounts)
FINANCIAL CONDITION
 Total investments          $   61,868$118,467 $156,934 $180,096 $20
7,247
 Total assets *              $ 255,935$324,695 $461,136 $473,235 $48
2,195
  Long-term  debt          $             -$     1,694  $   24,934  $
8,853                       $  32,054
  Shareholders' equity     $        650$  13,902 $  14,219 $  46,669
$  65,949
  Per share                        .04   1.85   1.90   6.23    8.83

RESULTS OF OPERATIONS
 Revenues
  Insurance
    Property and casualty premiums $  14,718 $  55,331 $117,172 $124
,487  $164,398
    Credit life premiums        1,801   3,207  4,247  4,898   4,836
    Commission and service income26,593 18,877 16,300 16,052 14,195
    Net investment income       6,226   7,090 12,960 17,445  20,095
     Realized gains (losses) on investments(6,327)1,969 7,040  3,938
2,697
     Other  income                 2,673   4,697     4,019     5,144
4,870
 Total revenues             $  45,684 $  91,171 $161,738 $171,964 $2
11,091

 Loss from continuing operations$ (19,074)$(10,249)$(32,666)$(16,843
) $  (3,605)
    Per share                   (1.72)  (1.37) (4.36) (2.25)   (.48)

  Income from discontinued operation$          -    $          -   $
- -   $         -             $  13,925
    Per share                     -        -      -      -     1.87

 Income (loss) before extraordinary item$ (19,074)$(10,249)$(32,666)
$(16,843)                    $  10,320
    Per share                   (1.72)  (1.37) (4.36) (2.25)    1.39

 Extraordinary item - benefit of utilization of tax loss carry-
   forward against income from discontinued operation$           - $
- -   $         -          $         -  $   3,433
    Per share                       -      -      -      -       .46

 Extraordinary item - gain from extinguishment
   of debt, net of income taxes$           - $    9,235 $          -
$         -              $         -
    Per share                       -    1.23     -      -       -

  Net income (loss)          $ (19,074)$  (1,014)$(32,666)$(16,843)$
13,754
    Per share                   (1.72)  (0.14) (4.36) (2.25)   1.85

  Cash dividends        $           -  $         -  $          -   $
 2,696                      $   5,132
    Per share                      -       -      -     .36     .69

PROPERTY AND CASUALTY STATUTORY
 UNDERWRITING RATIOS
 Losses and loss adjustment expenses
  to premiums earned            227.0%  105.3% 107.1%  93.9%   80.9%

 Ratio of net premiums written to
  ending policyholders' surplus   **   1.06   5.95   2.30    2.13

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

Losses are recognized as incurred and as estimated by the procedure previously described. Losses and LAE incurred have been reduced by recoveries made and to be made from reinsurers, which also includes substantial amounts related to business produced as a servicing carrier, as follows:

                                        1994            1993
      1992
Losses   incurred                $145,930,161$147,306,704$20
0,369,214
Loss  adjustment expenses          19,428,579     15,954,003
   23,544,928
                                 $165,358,740$163,260,707$22
3,914,142

The following table summarizes net property and casualty losses and LAE incurred:

                                      1994              1993
                                   1992
Estimated  losses and LAE incurred$202,052,840  $221,545,762
$349,365,007
Estimated reinsurance loss recoveries
   on  incurred  losses   (165,358,740)(163,260,707)(223,914
,142)
NCCI commutation (1) (    6,138,217)         -          -
American      Star     commutation     (2)         2,851,807
- -                                  -
                       $   33,407,690 $  58,285,055 $  125,4
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

Unrealized gains and losses reflected in equity are as follows:

                                   1994                 1993
                                   1992

Gross  unrealized gains  $   136,025 $   1,716,292 $    1,63
8,047
Gross  unrealized losses  (2,751,029)    (153,735)     (154,
311)
   Net  unrealized gains (losses) before taxes(2,615,004)1,5
62,557                     1,483,736
Applicable    deferred    income    taxes                  -
- -                          (618,291)
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


(d) The amortized cost and estimated market values of investments in fixed maturities and equity securities by categories of securities are as follows:

                                               December  31,
1994
                                  Gross                Gross
Estimated
                          Amortized               Unrealized
Unrealized            Market
                              Cost                     Gains
   Losses               Value
U.S. Government and government
   agencies and authorities$ 36,368,053 $           1,808  $
(2,454,461)  $ 33,915,400
States, municipalities and political
  subdivisions  1,093,246    28,275       (371)1,121,150
All other corporate2,357,581 44,474         -  2,402,055
Mortgage-backed (government guaranteed)
  securities    1,498,234        -          -  1,498,234
Redeemable preferred stocks          4,100                 -
- -                   4,100

   Total  fixed maturities  41,321,214            74,557   (
2,454,832)     38,940,939

Non-redeemable  preferred stocks282,094        -    (66,031)
216,063
Common   stocks        258,561         61,468       (77,600)
242,429

   Total  equity securities       540,655        61,468    (
143,631)          458,492

Other  long-term investments       198,658                 -
(152,566)          46,092

   Total      $  42,060,527 $     136,025 $(2,751,029)$  39,
445,523

                                               December  31,
1993
                                  Gross                Gross
Estimated
                          Amortized               Unrealized
Unrealized            Market
                              Cost                     Gains
   Losses               Value

U.S. Government and government
   agencies  and authorities$  97,934,599  $      753,517  $
(9,505)     $  98,678,611
States, municipalities and political
  subdivisions  1,741,112    99,427     (1,513)1,839,026
All other corporate499,659   38,466        -     538,125
Redeemable  preferred  stocks     1,606,199           12,205
(51,288)        1,567,116

    Total   fixed  maturities  101,781,569           903,615
(62,306)      102,622,878

Non-redeemable  preferred stocks25,622         -     (2,692)
22,930
Common  stocks     1,563,417     1,577,888             (100)
3,141,205

    Total   equity  securities     1,589,039       1,577,888
(2,792)         3,164,135


Other   long-term  investments       121,024         138,404
(150,943)         108,485

   Total      $  103,491,632 $    2,619,907 $     (216,041)$
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


NOTE 4NOTES PAYABLE

Notes payable at December 31, 1994 and 1993, are summarized as follows:

                                         Total     Total
                                                        1994
    1993
Real estate mortgage loans:
  Interest at 8-3/4%, $30,946 principal and interest due
    monthly to December, 1999 $            - $  1,740,738
  Interest at 9-3/4%, $2,473 principal and interest due
    monthly to March, 2004                 -    192,773

Note  payable,  principal and interest due  June  30,  1994,
interest at 8.5%                           -   10,000,000

Interest  note payable, principal due when called,  interest at 8.5%, due
          annually                                   439,167
- -
                                     439,167 11,933,511

Less amount due in one year         (439,167)(10,239,426)

Total long-term debt        $              - $  1,694,085

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

The following table presents the reconciliation of the funded status at December 31, 1994 and 1993:

                                                        1994
1993
  Accumulated postretirement benefit obligation:
     Active employees                  $   (80,171)   $    (
70,078)
    Current retirees                     (633,740)(649,658)
      Total                              (713,911)(719,736)
     Fair   value   of   assets                            -
- -
  Accumulated postretirement benefit obligation in excess of
fair value of assets                     (713,911)(719,736)
   Unrecognized  transition  obligation  (asset)     627,525
662,388
   Accrued postretirement benefit cost  $  (86,386)   $   (5
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

A  reconciliation  of the differences between  income  taxes
(benefit) on loss before extraordinary items computed at the federal statutory income tax rate and tax expense (benefit) from operations is as follows:

                                      1994              1993
    1992
                                            (thousands    of
dollars)

Federal  income tax (benefit), at statutory  rates$       (6
,475)                    $     (5,104)$ (11,087)

Increase (decrease) in taxes due to:
  Tax exempt interest             (92)      (49)    (130)
  Dividends received deduction    (82)      (19)     (71)
  "Fresh start" adjustment for loss reserve
    discounting for tax purposes    -      (251)    (292)
   Changes  in asset valuation allowance     6,695       777
- -
   Limitation  on recognition of loss benefits   -         -
11,607
  Other                           (17)      (116)         31
     Tax  expense (benefit) from operations$           29  $
(4,762)                   $         58

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

Item 9.Changes  In  and  Disagreements With  Accountants  on
       Accounting and Financial Disclosure

       Inapplicable.


                          PART III


Item 10.     Directors,  Executive Officers, Promoters,  and
       Control Persons of the Registrant

       Information other than the listing of executive officers of the Company (which is presented in Part I of this document) is contained under the heading "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held June 13, 1995 and is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


Item 11.    Executive Compensation

       The information contained under the headings "Compensation of Executive Officers," "Directors' Compensation," and "Compensation Plans and Arrangements" in the proxy statement relating to the annual meeting of shareholders to be held June 13, 1995 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information contained under the headings "Principal Shareholders" and "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held on June 13, 1995 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


Item 13.    Certain Relationships and Related Transactions

       The information contained under the heading "Certain Transactions" in the proxy statement relating to the annual meeting of shareholders to be held on June 13, 1995 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1995.


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

    SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                        Year Ended December  31,

                                               1994                         1993
 1992

Cash flows from operating activities:
Net loss                           $ (19,074,201) $  (1,014,161) $ (32,666,452)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity  in undistributed loss of subsidiary company     18,893,041     8,872,602
32,835,238
Gain from extinguishment of debt*                 -    (14,793,627)        -
Changes in assets and liabilities:
Income  taxes  payable  to  subsidiaries               (41,199)        4,533,927
39,511
Other assets                            -     59,949        61,439
Other liabilities                        223,180  2,340,653      (349,684)
Total adjustments                       19,075,022     1,013,504      32,586,504
Net   cash  provided  by  (used  in)  operating  activities                  821
(657)           (79,948)

Cash flows from investing activities:
      Cost  of subsidiaries acquired                  (250)                    -
- -


Cash flows from financing activities:
proceeds from stock issued under employee
benefit plans and dividend reinvestment plan           -         -     28,769
Dividends    paid                                       -                      -
(674,562)
Net    cash   used   in   financing   activities                               -
- -         (645,793)

Net increase (decrease) in cash              571       (657)          (725,741)

Cash,    January   1                                    7,285              7,942
  733,683

Cash,  December 31                  $         7,856      $          7,285      $
7,942

Supplemental Cash Flow Information:
      Cash  paid  for - Interest            $                -    $            -
$  1,631,224
     Income taxes, from a subsidiary
                company (recovered)           $               -   $            -
$   (187,943)

Noncash financing activities:
      Notes  payable  exchanged  for  common  stock           $  10,000,000    $
- -         $      -
      Notes payable exchanged for accrued interest      439,167                -
- -
     Extinguishment of debt through cancellation of debt
           in  exchange  for new note, net      $            -       $14,793,627
$      -

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

Segment

Year ended December 31, 1994

Property and casualty insurance$         - $167,845 $  55,428 -  $ 14,718 $
2,027        $ 33,408 $   5,538 $  9,385 $ 14,537
Credit life insurance   899     206  1,570            -    1,801    506   770 (1,855)     3,503
Commission and service activities-      -     -               -      -  3,663     -          -   11,671
Other             -            -            -          -           -         30          -           -
1,988
  Total    $     899 $ 168,051 $  56,998         -  $ 16,519 $   6,226 $ 34,178 $   3,683 $ 26,547

Year ended December 31, 1993
Property and casualty insurance$  1,300 $194,682 $ 62,053            -  $ 55,331 $  4,907 $ 58,285 $ 17,
628 $  6,047 $ 17,429
Credit life insurance 2,542     313  3,664            -    3,207    483 1,374   (258)     2,762
Commission and service activities-      -     -               -      -  1,671     -          -   14,957
Other             -             -             -                -             -           29           -
- -               2,861
  Total     $  3,842 $194,995 $ 65,717           -  $ 58,538 $  7,090 $ 59,659 $ 17,370 $ 26,627

Year ended December 31, 1992

Property and casualty insurance$ 11,990 $257,602 $106,297            -  $117,172 $ 10,804 $125,451
$ 35,709    $ 14,005 $109,687
Credit life insurance 3,794     278  5,491            -    4,247    588 1,538  1,103       2,337
Commission and service activities-      -     -               -      -  1,501     -          -    9,422
Other             -             -             -                -             -           67            -
          -       2,927
  Total     $ 15,784 $257,880 $111,788           -  $121,419 $ 12,960 $126,989 $ 36,812 $ 28,691

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