Form 10-K/A
period 1994-12-31
SEIBELS BRUCE GROUP INC
filed 1995-06-09
CIK 276380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-K/A-2

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

                   Commission file number 0-8804

                    THE SEIBELS BRUCE GROUP, INC.
       (Exact name of registrant as specified in its charter)

              South Carolina                                    57-
0672136
     (State or other jurisdiction of
(IRS employer
     incorporation or organization)
identification no.)

     1501 Lady Street (P.O. Box 1)
          Columbia, S.C.                                    29201(2)
         (Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code              (803) 748-
2000

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




The aggregate market value of the voting stock held by non affiliates of the registrant as of March 31, 1995: $19,048,555.

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

                              PART I

Item 1.   Business

Company Profile

The  Seibels Bruce Group, Inc. (the "Company") is the parent
company of   South   Carolina   Insurance  Company  and   its
wholly-owned subsidiaries.   Founded  in  1869, the  Company
performs  servicing carrier  activities  for several large state
and  federal  insurance facilities.   MGA  services  are also
performed for a large nonaffiliated insurance company. SCIC consists of a group of multiline property and casualty
insurance  companies  and  associated companies        with
headquarters in South Carolina and  Kentucky.   The
underwriting  activities are primarily conducted in North
Carolina, South   Carolina,  Kentucky,  Georgia  and  Tennessee
by   offering insurance products through independent insurance
agents.


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

In 1994, the voluntarily retained property and casualty business written by the Company was limited to personal lines business written in the states of Georgia, Kentucky, North Carolina, South Carolina and Tennessee. This business included four major lines of insurance: private passenger automobile, homeowners, dwelling fire and watercraft inland marine. However, the lack of underwriting profit potential from the personal property book of business along with the high cost of catastrophe reinsurance has resulted in a decision to withdraw as a personal property carrier in all operating states. The Company will begin the year long process of nonrenewing this business effective June 30, 1995.

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


Investments and Investment Results

The Company's invested assets were distributed as follows at December 31, 1994 and 1993:

1994
1993
                Asset Values  PercentageAsset Values   Percentage
               (thousands of            (thousands of
                dollars)                dollars)
U.S. Government and
  agency obligations  $33,916      54.8%     $ 97,935       82.7%
States, municipalities, and
  political subdivisions1,121     1.8           1,741         1.5
Corporate bonds         2,402     3.9             500      0.4
Mortgage backed (government
  guaranteed) securities1,498     2.4           1,606      1.3
Redeemable preferred stocks         4      -               -
- -
Total fixed maturities$38,941      62.9%     $101,782       85.9%
Commercial paper and
  invested cash        20,458    33.1          11,135      9.4
Equity securities         458     0.7           3,164      2.7
Mortgage loan on real estate1,965 3.2           2,278      1.9
Other long-term investments        46     0.1          108   0.1
Total invested assets $61,868     100.0%     $118,467      100.0%

Asset values for 1994 represent market values at December 31, 1994. The 1993 asset values represent December 31, 1993 amortized cost for fixed maturities and market values for all other invested assets. The Company reorganized the investment portfolio during 1994 to reduce the percentage concentration in fixed maturities and increase the concentration in more liquid
securities such as cash and shortterm   investments.   The
Company  believes  that  this  mix   more accurately matches with
the Company's liabilities at this time.

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

                                                  High         Low
      1993

      First Quarter                            $ 2-1/4      $ 1
      Second Quarter                              1-3/8
13/16
      Third Quarter                               7/8          3/8
      Fourth Quarter                              1-3/4
7/16

      1994

      First Quarter                            $ 2-1/16     $ 1-
1/4
       Second Quarter                               2
1-
7/16
      Third Quarter                               3-1/8        1-
3/4
      Fourth Quarter                              3            2-
1/4

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

                                1994    1993    1992    1991
1990
                                       (thousands of dollars,
except per share amounts)
FINANCIAL CONDITION
  Total investments          $   61,868$118,467 $156,934 $180,096
                                $20
7,247
  Total assets *              $ 255,935$324,695 $461,136 $473,235
                                $48
2,195
  Long-term  debt          $             -$     1,694  $   24,934
$
8,853                       $  32,054
  Shareholders' equity     $        650$  13,902 $  14,219 $
46,669
$  65,949
  Per share                        .04   1.85   1.90   6.23
8.83
RESULTS OF OPERATIONS
 Revenues
  Insurance
    Property and casualty premiums $  14,718 $  55,331 $117,172
$124 ,487  $164,398
    Credit life premiums        1,801   3,207  4,247  4,898
4,836
    Commission and service income26,593 18,877 16,300 16,052
    14,195 Net investment income       6,226   7,090 12,960 17,445
    20,095
     Realized gains (losses) on investments(6,327)1,969 7,040
3,938 2,697
     Other  income                 2,673   4,697     4,019
5,144
4,870
 Total revenues             $  45,684 $  91,171 $161,738 $171,964
                                $2
11,091

                 Loss from continuing operations$
                (19,074)$(10,249)$(32,666)$(16,843
) $  (3,605)
    Per share                   (1.72)  (1.37) (4.36) (2.25)
(.48)

  Income from discontinued operation$          -    $          -
$
- -   $         -             $  13,925
    Per share                     -        -      -      -
1.87

             Income (loss) before extraordinary item$
                    (19,074)$(10,249)$(32,666)
$(16,843)                    $  10,320
    Per share                   (1.72)  (1.37) (4.36) (2.25)
1.39

 Extraordinary item - benefit of utilization of tax loss carry
   forward against income from discontinued operation$           -
   $
- -   $         -          $         -  $   3,433
    Per share                       -      -      -      -
 .46

 Extraordinary item - gain from extinguishment
   of debt, net of income taxes$           - $    9,235 $
- -
$         -              $         -
    Per share                       -    1.23     -      -       -
Net income (loss)          $ (19,074)$  (1,014)$(32,666)$(16,843)$
13,754
    Per share                   (1.72)  (0.14) (4.36) (2.25)
1.85

  Cash dividends        $           -  $         -  $          -
$
 2,696                      $   5,132
    Per share                      -       -      -     .36
 .69
PROPERTY AND CASUALTY STATUTORY
 UNDERWRITING RATIOS
 Losses and loss adjustment expenses
  to premiums earned            227.0%  105.3% 107.1%  93.9%
80.9%

 Ratio of net premiums written to
  ending policyholders' surplus   **   1.06   5.95   2.30    2.13

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

The following table reflects the major components of commission and service revenue and pre-tax operating profit for 1994, 1993, and 1992:

                                         1994      1993
        1992 Commission  and  service  revenue:
        (thousands                       of
dollars)
        Servicing carrier              $ 23,433  $ 16,196  $
        15,430 MGA                        2,792     1,958        -
        Other                               368       723
870
          Total                        $ 26,593  $ 18,877  $
16,300

Pre-tax operating profit               $ 15,109 $   4,321 $
7,085
The commission and service revenue shown above has been reduced for certain expenses related to servicing the business. The significant increase in servicing carrier revenue is primarily attributable to two factors: 1) a reduction in allocated loss adjustment expenses associated with the South Carolina
Reinsurance  Facility   (the "Facility"),  which  are netted
against the revenue for adjusting claims, and 2) an increase in the component of the Facility fee based upon claim payments, which rose substantially during 1994. The increase in MGA commissions is attributable to having twelve months of operations in 1994, compared to eight months in 1993. The increase in pre-tax operating profit in 1994 is due to these increased revenues, decreased direct expenses related to servicing the business and the Company's more specific identification of expenses by operating segment.
1993 commission and service revenue was reduced $1.4 million due to a refinement of its estimate of loss adjusting fees accrued on claims in process but not yet paid, for which the facility allowance will be received when the claim is paid.
With respect to the Company's servicing carrier activities for the South Carolina Reinsurance Facility, the South Carolina legislature passed a joint resolution in 1993 requiring that servicing carrier contracts, which previously had been awarded based on application, be put out for bid. The Company, through this bid process, was selected as one of three servicing carriers for the facility for a new five year contract period
from October 1, 1994 to September 30, 1999.   In  response  to the
competitive aspect of this bid, the Company had to reduce its commission rates. While the Company did not retain the ongoing block of business that it was servicing, which was the largest of the three blocks, it was awarded the next largest.
The premium volume on the previously held block was $82 million; the volume of the new block is estimated to be $64 million. This lower premium volume, in combination with lower servicing rates, resulted in approximately $2 million less commission earned in the fourth quarter of 1994 than in the preceding three quarters.
The Company serviced $29.5 million of flood insurance premiums through the WYO program in 1994 ($32.7 million in
1993).   It  is among  the  ten  largest  companies acting in
that  capacity.                                        The
Independent Insurance Agents of America (the national association) sponsors the Company country-wide as a WYO company of preference to provide flood coverage to their members through special marketing programs of their associations. Approximately 51% of the Company's volume in this program comes from Florida. Since the Company left Florida's voluntary marketplace in 1993, the percentage of premium volume generated in that state 1994 has been reduced approximately 7% due to competition from other WYO companies.

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

The liability for losses on direct business is determined using
casebasis  evaluations  and  statistical projections.   The
liabilities determined under these procedures are reduced, for GAAP purposes, by estimated amounts to be received through salvage and subrogation. The resulting liabilities represent the Company's estimate of the ultimate net cost of all unpaid losses and LAE incurred  through December  31  of  each year.  These estimates are  subject  to  the effects  of  changing  trends  in  future
claims  frequency  and/or severity.   These  estimates  are
continually  reviewed   and,                                 as
experience develops and new information becomes known, the liability is adjusted as necessary.

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

Reserve  deficiencies  are  caused  primarily  by  the
difficulties inherent                   in  estimating the
liability for claims  on  the  casualty
lines of business, where the full extent of the damages can often
be sizable,             but not accurately determinable at the
date of estimation.
This situation is further complicated by the fact that the existence of a claim may not be reported to the Company for a number of years.
The difference between the year-end net liability for losses and
LAE reported                            in  the accompanying
consolidated financial statements  in
accordance with GAAP and that in accordance with SAP was as
follows:
                                            December 31,
                                                1994        1993
                                                       (thousands
of dollars)
         Net liability on a SAP basis, as filed in annual
statement$ 70,854  $ 119,536
        Additional reserve strengthening         9,000
- -
        Adjusted net liability on a SAP basis   79,854
119,536

        Additional GAAP reserve                      -
890
        Estimated salvage and subrogation recoveries recorded on
a  cash-basis  for SAP and on an accrual basis  for  GAAP
(740)    (1,965)
        Net liability on a GAAP basis, at year-end79,114
118,461

        Ceded reinsurance recoverable           88,731
76,221

         Gross liability reported on a GAAP basis, at year-end$
167, 845  $ 194,682

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
                  IBNR reserves
9,950
                  LAE reserves
3,718
                  Total
$15,828

The above claims involve 11 Superfund sites, 5 asbestos or toxic tort claims, 11 underground storage tanks and 62 miscellaneous cleanup sites.

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
        156,934

At  December 31, 1994, 33.0% of total investments were committed to short term investments, compared to 9.4% at the end of 1993. Investments in U.S. Government bonds were 87% of the fixed maturities at the end of 1994, and 96% at the end of
1993.  The Company has no "junk bonds" in its portfolio.
In  May 1993, FASB issued Statement No. 115, "Accounting for
Certain Investments  in  Debt  and  Equity Securities".  Statement
No.  115 classified   securities  into  three  categories:  held-to-
maturity, trading,  and  available-for-sale.  The  Company's
securities                                                  are
currently  classified  as, and will continue to  be  classified
as, available-for-sale.   Statement No. 115 requires  available-for-
sale securities  to  be  reported  at  estimated  market  value and  the unrealized  gains and losses be reported in a separate
component  of shareholders'  equity.   The  Company  adopted
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

In February 1994, Policy Finance Company was formed to handle the administration of the assets retained in the sale of Premium Service Corporation. Pre-tax income of PFC was $538,000 in 1994. PSC's pretax income in 1993 was $470,000 and $262,000 in 1992. The Company has no plans to continue its own premium financing activity.

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

As the Company deliberately downsizes its exposure to underwriting risk, premium collections decline at a much faster pace than the decline in claim payments. Consequently, operations have used net cash in operating activities of $44.6 million in 1994, $43.6 million in 1993, and $22.3 million in 1992. During 1994, cash disbursements included $25.4 million for the non-recurring commutation of NCCI liabilities and a dispute settlement regarding American Star.
The
1993 cash used in operating activities would have been $43 million greater than the actual cash drain had it not been for a nonrecurring commutation of reinsurance ceded which produced a cash receipt in the amount of the reinsurance recoverable. The 1992 cash flow from operations would have been positive had it not been for $35.4 million in Hurricane Andrew losses.

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
$324,695,459

     LIABILITIES
Losses and claims:
Reported and estimated losses and claims -   retained business$64,
220,902                  $97,884,221
                         ceded business     74,140,671
65,731,904
Adjustment expenses - retained business    14,893,169   20,577,200
                                          ceded  business
14,590,227 10,488,464
Unearned premiums:
Property and casualty - retained business   6,945,280    7,126,591
              ceded business                48,482,673
54,926,144
  Credit  Life
1,570,468
3,664,488
Balances due other insurance companies      17,264,627
25,922,062
Notes
payable
439,167      11,933,511
Current income taxes payable                   148,966
719,977
Other liabilities and deferred items        12,588,570
11,819,283
                            Total
liabilities
255,284,720  310,793,845

      COMMITMENTS AND CONTINGENCIES (Notes 1, 10, 11 and 13)

     SHAREHOLDERS' EQUITY
Special  stock,  no  par  value, authorized 5,000,000  shares,
none issued and outstanding                                      -
- -
Common stock, $1 par value, authorized 25,000,000 shares, issued and outstanding 14,500,534 shares (7,500,534 shares at
  1993)14,500
,534  7,500,534
Additional  paid-in capital
30,983,592
27,983,592
Unrealized gain (loss) on securities        (2,615,004)
1,562,557
Retained
deficit
(42,219,270) (23,145,069)
     Total shareholders' equity                649,852
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

Extraordinary item - gain from extinguishment
   of   debt,  net  of  income   taxes
- -
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

              THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
        EQUITY
 Year Ended December 31,
                                      1994             1993
1992
Common stock outstanding:
Beginning of year               $   7,500,534 $   7,500,534 $   7,495,141
 Stock issued under employee benefit
  plans and dividend reinvestment plan     -         -       5,393
 Stock issued in exchange for cancellation
  of note payable                     7,000,000             -
- -

End of year                      $ 14,500,534 $   7,500,534 $  7,500,534

Additional paid-in capital:
 Beginning of year                $ 27,983,592 $ 27,983,592$ 27,960,216
 Stock issued under employee benefit
  plans and dividend reinvestment plan     -         -      23,376
 Stock issued in exchange for cancellation
     of   note   payable                       3,000,000
- -
- -

End of year                      $ 30,983,592 $  27,983,592 $  27,983,592

Unrealized gain (loss) on securities, net
 of deferred income taxes:
Beginning of year               $   1,562,557 $      865,445 $     678,523
 Cumulative effect of change in accounting -
  adoption of FASB 115                 841,309         -         -
 Change in unrealized gains on
  securities                        (5,018,870)    697,112     186,922

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

           THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS Increase
     (Decrease) In Cash And Temporary Cash Investments

    Year Ended December 31,
                                           1994
1993 1992
Cash flows from operating activities:
  Net loss                                      $ (19,074,201)$
(1,
014,161)                         $ (32,666,452)
 Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                           739,241   638,066   748,149
   Realized losses (gains) on investments 6,327,250
(1,968,663)(7,03 9,904)

 Extraordinary gain from extinguishment of debt*-       (14,793,62
7)  -
  Change in assets and liabilities:
    Accrued investment income          277,757   353,546   916,415
     Premium and agents' balances receivable, net 689,989
13,292,326 2,881,019
  Premium notes receivable        11,120,036  (383,754)  390,966
    Reinsurance recoverable on losses and
      loss adjustment expenses       (8,943,229)59,882,334
(17,147,3
96)
    Prepaid reinsurance premiums - ceded business6,443,471
6,341,845 (1,682,915)
    Deferred policy acquisition costs2,942,593 11,942,635
     2,958,270 Unpaid losses and loss adjustment
     expenses(26,836,820)(62,920,7
02) 28,635,352
     Unearned premiums
(8,718,802)(46,070,771)(7,323,9
34)
     Balances due other insurance companies(8,657,435)2,118,230
(1,0 07,134)
    Current income taxes payable      (571,011)  784,380     1,038
    Funds held by reinsurers            96,668 1,556,457
(22,787)
     Outstanding drafts and bank
overdraft(3,335,943)(10,338,384)8,5 13,654
     Other - net                      2,892,917   (3,007,022)
(42
0,118)
      Total adjustments             (25,533,318)(42,573,104)
10,400, 675
Net  cash used in operating
activities(44,607,519)(43,587,265)(22,26
5,777)

Cash flows from investing activities:
  Proceeds from investments sold     143,608,871 63,794,432
215,067,
928
Proceeds from investments matured       45,000 11,060,000 12,230,0
00
  Costs of investments acquired
(88,041,144)(93,565,023)(165,44
4,304)
 Change in short-term investments - net 715,505 589,038    328,630
 Proceeds from property and equipment sold655,455 667,313  239,343
  Purchases  of  property and equipment   (2,418,219)
  (42,145) (76,676)
Net cash provided by (used in) investing activities   54,565,468
(1 7,496,385)                        62,344,921

Cash flows from financing activities:
Employee  benefit  plans and dividend reinvestment  plan-        -
28,769
 Repayment of notes payable
(1,933,511)(219,319)(6,900,921)
  Cash  dividends paid                          -
- -
(674,562)
Net cash used in financing activities   (1,933,511)    (219,319)
( 7,546,714)

Net increase (decrease) in cash and temporary
  cash investments                     8,024,438
(61,302,969)32,532,
430
Cash  and temporary cash investments, January 1   12,218,893
73,52
1,862                                40,989,432

Cash and temporary cash investments, December 31$   20,243,331 $
1 2,218,893                       $  73,521,862
Supplemental Cash Flow Information:
Cash  paid for - Interest       $       210,409 $       246,392  $
 1,911,945
                           Income taxes 599,831   4,058     45,532
Noncash Investing Activities:
Net  receivables for investments sold          -$        39,326  $
     39,291
Noncash Financing Activities:
 Notes payable exchanged for common stock$  10,000,000  -     -
 Notes payable exchanged for accrued interest439,167 -       -
 Extinguishment of debt through cancellation of debt in exchange
  for new debt                                 -       $
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

A  reconciliation  between GAAP net loss and  statutory  net
income   (loss)  of  the  property  and  casualty  insurance
subsidiaries is as follows:

Year Ended December 31,
                                        1994      1993         1992
                                               (thousands of
dollars)

       GAAP  loss before extraordinary item$ (19,074)$  (10,
249) $ (32,666)
      Increase (decrease) due to:
        Deferred policy acquisition costs2,943    11,942      2,958
        Salvage/subrogation recoverable and reserves1,225      677
2,027
        Deferred reinsurance benefits     (155)   (1,324)   (2,169)
        Timing difference on contingency accrual       -     2,424
(2,424)
      Parent Company GAAP-only items
        (primarily interest expense and income taxes)181     1,377    1,302
      Intercompany dividends from Investors National Life    2,500    -
- -
      Adjustments to premium and loss reserves (1,833) -          -
      Other                                606      (154)     (344)
      Adjusted statutory net income (loss)(13,607) 4,693   (31,316)
        Additional reserve strengthening 9,000         -          -

        Other adjustments                  492          -          -
       Statutory  net income (loss) - property/casualty,  as
filed
        in annual statement          $  (4,115)  $   4,693 $(31,316)

A reconciliation between GAAP shareholders' equity and statutory capital and surplus is as follows:


Year Ended December 31,
                                        1994      1993         1992
                                               (thousands of
dollars)

      GAAP shareholders' equity     $      650 $  13,902  $  14,219
      Increase (decrease) due to:
        Deferred policy acquisition costs (899)   (3,842)  (15,784)
        Parent Company loan                  -    10,000     23,000
        Adjustments to premiums and loss reserves (1,874)        -    -
Other                                                           559
(2,708)
(2,995)
      Adjusted statutory surplus - property/casualty(1,564) 17,352    18,440
        Additional reserve strengthening 9,000         -          -
        Other adjustments                 (107)           -           -
Statutory surplus - property/casualty, as filed
        in annual statement         $    7,329 $  17,352  $  18,440

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


    1994 1993

Deferred at beginning of year     $  1,299,542$ 11,990,142

Costs incurred and deferred during year:
  Commissions and brokerage          2,541,823  4,916,439
  Taxes, licenses and fees             544,070    608,153
  Other                              1,152,632   1,412,485

     Total                           4,238,525   6,937,077
Amortization  charged to income during  year(5,538,067)
(17 ,627,677)

Deferred at end of year      $              - $
1,299,542

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

Losses are recognized as incurred and as estimated by the procedure previously described. Losses and LAE incurred have been reduced by recoveries made and to be made from reinsurers, which also includes substantial amounts related to business produced as a servicing carrier, as follows:
                                        1994
1993
      1992
Losses   incurred
$145,930,161$147,306,704$20
0,369,214
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
   Gross liability per balance sheet$ 167,845$ 194,682  $
   2
57,603

Commission and Service Income

Commission and service income is predominantly derived
from servicing carrier activities.  The commission income
related to                   producing and underwriting
the business is recognized in
the  period in which the business is written.  Beginning
in
1993,  a  significant portion of commission income  is
also derived  from business produced by the Company as a
Managing General   Agent.   The  Company  receives
commissions   for producing and underwriting the business
as well as servicing such  business.  These revenues are
recognized on an accrual basis  as  earned and are reduced
by certain direct expenses related to acquiring and
servicing the business.
Allowance for Uncollectible Accounts
Allowance  for  uncollectible accounts for agents'
balances receivable, other receivables, and premium notes
receivable were  $69,992, $150,555, and $245,774 at
December  31,  1994 and  $186,770, $151,015, and $418,123
at December 31,  1993, respectively.   There are no
material credit  concentrations related  to  premiums
receivable,  agents'  balances,   and premium notes
receivable.
Property and Equipment
Property and equipment are stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used for certain equipment.
Property and equipment are as follows:

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

Cash and Temporary Cash Investments

For  purposes of the Statements of Cash Flows,  the
Company considers  both  cash and temporary cash
investments  within the  caption  "Cash  and temporary cash
investments"  to  be those  highly liquid investments
purchased with  an  initial maturity of three months or
less.  At December 31, 1994, the Company  had  cash
overdrafts of  $3.9  million  which  are classified  "other
liabilities" in the accompanying  balance sheet.
Fair Value of Financial Instruments
The fair value of fixed maturities, equity securities,
shortterm investments, mortgage loans on real estate, other
longterm  investments,  cash and accrued investment  income
was $62,676,810 and $122,408,087 at December 31, 1994 and
1993, respectively.    Fair   values  of   cash   and
short-term investments approximates carrying value because
of the short maturity of those instruments.  Fixed
maturities and  equity securities  fair  values were
determined in accordance  with methods  prescribed by the
National Association of Insurance Commissioners,   which
do  not  differ   materially   from nationally quoted
market prices.  The fair value of  certain municipal  bonds
is assumed to be equal to  amortized  cost where  no
market  quotations  exist.   The  fair  value  of mortgage
loans on real estate is a net realizable value. Premium and agents' balances receivable are carried at their historical costs which approximate fair value as a result of timely evaluation of recoverability and allowance for uncollectible amounts.

The  fair  value  of  debt was $439,167 and  $11,933,511
at December 31, 1994 and 1993 respectively. The fair value of debt is estimated to be its carrying value based on the current rates offered for debt having the same or similar terms, and remaining maturities.


NOTE 3INVESTMENTS

In  May 1993, FASB issued Statement No. 115, "Accounting
for Certain   Investments   in  Debt  and  Equity
Securities". Statement   No.   115  classifies  securities
into   three categories:  held-to-maturity,  trading  and
available-forsale.  The Company's securities are classified
as availablefor-sale.   Statement  No.  115 requires
available-for-sale securities  be  reported at fair value
and  the  unrealized gains  and  losses  be reported in a
separate  component  of shareholders'  equity.   The
Company adopted  Statement  No. 115  effective  January 1,
1994. The market value of the fixed maturity investments was approximately $2,380,000 less than the amortized cost at the end of 1994.

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

Unrealized gains and losses reflected in equity are as follows:

                                   1994
1993
                                   1992

Gross  unrealized gains  $   136,025 $   1,716,292 $
1,63
8,047
Gross  unrealized losses  (2,751,029)    (153,735)
(154, 311)
 Net  unrealized gains (losses) before taxes(2,615,004)1,5
62,557                     1,483,736
Applicable    deferred    income    taxes
- -
- -                          (618,291)
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


(d) The amortized cost and estimated market values of investments in fixed maturities and equity securities by categories of securities are as follows:

                                               December
31, 1994
                                  Gross
Gross
Estimated
                          Amortized
Unrealized
Unrealized            Market
                              Cost
Gains
   Losses               Value
U.S. Government and government
   agencies and authorities$ 36,368,053 $           1,808
$
(2,454,461)  $ 33,915,400
States, municipalities and political
  subdivisions  1,093,246    28,275       (371)1,121,150
All other corporate2,357,581 44,474         -  2,402,055
Mortgage-backed (government guaranteed)
  securities    1,498,234        -          -  1,498,234
Redeemable preferred stocks          4,100
- -
- -                   4,100

   Total  fixed maturities  41,321,214            74,557
(
2,454,832)     38,940,939

Non-redeemable  preferred stocks282,094        -
(66,031)
216,063
Common   stocks        258,561         61,468
(77,600)
242,429

   Total  equity securities       540,655        61,468
(
143,631)          458,492

Other  long-term investments       198,658
- -
(152,566)          46,092

   Total      $  42,060,527 $     136,025 $(2,751,029)$
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
(216,041)$
105,895,498

(e)     Actual   maturities  may  differ  from
contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of fixed maturities at December 31, 1994, by contractual maturity, are as follows:

  December 31, 1994
                                                  Estimate
                                                   d
                                                   Amortiz
                                                   ed
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


NOTE 4NOTES PAYABLE

Notes payable at December 31, 1994 and 1993, are summarized as follows:

                                         Total     Total

    1994 1993
Real estate mortgage loans:
  Interest at 8-3/4%, $30,946 principal and interest due
    monthly to December, 1999 $            - $  1,740,738
  Interest at 9-3/4%, $2,473 principal and interest due
    monthly to March, 2004                 -    192,773

Note  payable,  principal and interest due  June  30,
1994, interest at 8.5%
- -   10,000,000
Interest  note payable, principal due when called,
interest at         8.5%, due
          annually
439,167
- -
                                     439,167 11,933,511

Less amount due in one year         (439,167)(10,239,426)

Total long-term debt        $              - $  1,694,085

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

NOTE 5BENEFIT PLANS

(a)   The  Seibels Bruce & Company Employees' Profit
Sharing and Savings Plan contains both profit-sharing and 401(k) plan elements.

The  profit-sharing element of the plan covers all full-
time employees.   There were no contributions to this
element of the plan during the last three years. The profit-sharing account currently holds 214,587 shares of SBIG stock.

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

The following table presents the reconciliation of the funded status at December 31, 1994 and 1993:

1994 1993
  Accumulated postretirement benefit obligation:
     Active employees                  $   (80,171)   $
( 70,078)
    Current retirees
      (633,740)(649,658) Total
      (713,911)(719,736)
     Fair   value   of   assets
- -
- -
  Accumulated postretirement benefit obligation in excess
of fair value of assets
(713,911)(719,736)
   Unrecognized  transition  obligation  (asset)
627,525
662,388
 Accrued postretirement benefit cost  $  (86,386)   $   (5
7,348)

Net   periodic  postretirement  benefit  cost  includes
the
following components for 1994 and 1993:


1994 1993
  Service cost                         $    4,742 $  4,500
  Interest cost                            51,695 51,401
  Amortization of transition obligation    34,863
34,863
  Net periodic postretirement benefit   $  91,300 $
90,764

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

The  Company files a consolidated federal income tax
return
which   includes   all  companies.   A  formal   tax-
sharing agreement has been established by the Company with its subsidiaries.

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
                                          Tax Effect
                                          Tax
Effect

                                             (thousands
of dollars)
Deferred tax liabilities:
  Deferred acquisition costs    $         302 $      1,306
  Property and equipment                   99        51
  Net unrealized investment gains           -       535
  Other                                    38
- -

    Total deferred tax liabilities        439      1,892
Deferred tax assets:
  Net operating loss carryforwards    (38,961)  (30,603)
  Insurance reserves                   (4,963)   (8,762)
  Net unrealized investment losses       (837)        -
  Bad debts                              (718)   (1,025)
  Other                                  (948)      (795)
  Total deferred tax assets         (46,427)   (41,185)

Asset valuation allowance              45,988     39,293

Net deferred tax liabilities  $             - $
- -

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

           Year of Expiration                  Net
Operating
Loss      Capital Loss
             1999     $     -
$6,600,000
             2004      16,000,000            -
             2006      20,400,000            -
             2007      31,900,000            -
             2009      19,400,000            -
                      $87,700,000
$6,600,000
Subsequent  to  year-end,  the Company  completed  a
rights offering  and  there has been a stock purchase by
investors (see  Note  13).  The possibility exists that  a
change  in ownership, as defined by the Internal Revenue
Code, may have occurred,  although  an  actual
determination  with  respect thereto  has  not  been
definitely made.   If  a  change  in ownership  has
occurred or does occur, the unused loss carryforwards will be subject to certain limitations.
NOTE 7SHAREHOLDERS' EQUITY AND DIVIDENDS

The ability of SBIG to declare and pay cash dividends, as well as to pay any debt service, is dependent upon the ability of SCIC to declare and pay dividends to SBIG.
SCIC is regulated as to its payment of dividends by the South Carolina Insurance Holding Company Regulatory
Act  (the "Act").

The  Act provides that, without prior approval of the
South Carolina Insurance Commissioner, dividends within any
twelvemonth period may not exceed the greater of (i) 10% of
SCIC's surplus  as regards policyholders as of December 31
of  the prior  year  or  (ii)  SCIC's  statutory  net
income,      not
including  realized  gains, for  the  prior  calendar
year. Notwithstanding the foregoing, SCIC may not pay any
dividend without   the   prior  approval  of  the   Chief
Insurance Commissioner of the State of South Carolina.

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

Effective  January  1, 1995, Forest Lake Travel  Service,
a subsidiary  travel  agency, was sold.   FLT's  1994  pre-
tax income was $95,000, $420,000 in 1993 and $443,000 in1
992.
In  the  third  quarter  of  1993, Investors  National
Life Insurance  Company,  the Company's credit  life  and
credit accident and health insurance subsidiary,
transferred all of
its  assets,  other  than  bonds pledged  to  various
state insurance  departments,  and  all  of  its
liabilities                             to
Investors National Life Insurance Company of South
Carolina. Immediately  following,  all of  the
outstanding  stock  of Investors  National Life Insurance
Company  was  sold.   The runoff          of  the
business was assumed by Investors  National
Life Insurance Company of South Carolina.  The pretax
income (loss)                             of  Investors
National was $(677,000),  $44,000  and
$179,000 in 1994, 1993 and 1992, respectively.

Premium  Service  Corporation of Columbia  ("PSC")
provides insurance  premium  financing services  through
independent agents.                       Pretax income of
Premium Service was  $470,000  in
1993,   and   $262,000   in  1992.    In   February,
1994,
substantially all of the assets of PSC were sold, and a new company, Policy Finance Company, ("PFC") was formed to handle the administration of the assets retained. The pretax income of PFC was $538,000 in 1994.
The Company has no plans to continue its own premium financing activity.

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

  Year Ended December 31,
                                          1994
                                        1993 1992
                                             (thousands
of dollars)
Identifiable Assets
Property  and casualty insurance underwriting and
commission and service
    activities   segments,   combined,   including
related investment  activities             $ 245,389$
297,073$  433, 151
Other business segments               8,449  26,250 25,515
General  corporate assets              2,097    1,372
2,
470
        Total assets               $ 255,935$ 324,695$
461, 136

In  1994,  deprecia