Form 10-Q
period 1995-03-31
SEIBELS BRUCE GROUP INC
filed 1995-06-12
CIK 276380

ITEM 1. FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31
                                                      1995             1994
                                                   ------------   ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities, at market (cost of $35,877,411
    at 1995 and $41,321,214 at 1994))              $ 33,952,881   $ 38,940,939
  Equity securities available-for-sale, at market
    (cost of $540,655 at 1995 and 1994)                 561,593        458,492
  Short-term investments, including temporary cash
    investments of $10,690,347 ($20,243,331 at
    1994)                                            10,979,529     20,457,513
  Mortgage loan on real estate, at estimated
    realizable value (cost of $2,949,080 at 1994)         -          1,965,000
  Other long-term investments                            45,342         46,092
                                                    -----------    -----------
    Total investments                                45,539,345     61,868,036
Cash, other than invested cash                       19,940,432          -
Accrued investment income                               272,735        808,774
Premiums and agents' balances receivable, net         6,839,070     13,027,605
Premium notes receivable                                 55,490         93,162
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                40,104,756     30,277,569
Reinsurance recoverable on unpaid losses and
  loss adjustment expenses                           93,583,495     88,730,898
Property and equipment, net                           6,037,762      6,270,334
Prepaid reinsurance premiums-ceded business          47,089,128     48,482,673
Deferred policy acquisition costs                       926,180        899,053
Other assets                                          3,331,678      5,476,468
                                                   ------------   ------------
    Total Assets                                   $263,720,071   $255,934,572
                                                   ============   ============

LIABILITIES

Losses and claims:
  Reported and estimated losses and claims -
                        retained business            60,048,004     64,220,902
                        ceded business               78,885,463     74,140,671
  Adjustment expenses-  retained business            15,370,315     14,893,169
                        ceded business               14,698,032     14,590,227
Unearned premiums:
  Property and casualty-retained business             7,074,616      6,945,280
                        ceded business               47,089,128     48,482,673
  Credit life                                         1,364,506      1,570,468
Balances due other insurance companies               17,988,583     17,264,627
Notes payable                                           439,167        439,167
Current income taxes payable                             13,260        148,966
Other liabilities and deferred items                 16,227,672     12,588,570
                                                   ------------   ------------
    Total liabilities                              $259,198,746   $255,284,720
                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                     -              -
Common stock, $1 par value, authorized 25,000,000
  shares, issued & outstanding 16,717,686 shares
  (14,500,534 at 1994)                               16,717,686     14,500,534
Additional paid-in capital                           34,087,608     30,983,592
Unrealized gain (loss) on securities                 (2,056,116)    (2,615,004)
Retained deficit                                    (44,227,853)   (42,219,270)
    Total shareholders' equity                     ------------   ------------
    Total liabilities and shareholders' equity     $263,720,071   $255,934,572
                                                   ============   ============

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                   Three months ended
                                                         March 31
                                                 ----------------------
                                                 1995              1994
Premiums:
  Property and casualty:
    Net premiums written                    $ 4,143,011       $ 4,044,984
    Change in unearned premiums                (836,162)        1,182,899
                                            ------------      -----------
      Premiums earned                         3,306,849         5,227,883
  Credit life premiums earned                   192,318           555,776
Commission and service income                 5,796,017         6,037,875
Net investment income                           766,592         1,551,142
Other interest income                           407,656           205,429
Realized gains in investments                    64,503         1,841,901
Other income                                     97,051         1,360,074
                                            ------------      -----------
      Total revenue                          10,630,986        16,780,080
                                            ------------      -----------
Expenses:
  Property and casualty:
    Losses and loss adjustment expenses       5,067,990         9,752,312
    Policy acquisition costs                  1,207,491         1,327,618
  Credit life benefits                          138,023           219,724
  Interest expense                               30,097            63,930
  Other operating costs and expenses          6,184,848         5,063,178
                                            ------------      -----------
      Total expenses                         12,628,449        16,426,762
                                            ------------      -----------
Income (loss) from operations, before taxes  (1,997,463)          353,318
Provision for taxes                              11,120           134,210
                                            ------------      -----------
Net income (loss)                           $(2,008,583)      $   219,108
                                            ============      ===========

Per share:
  Net income (loss)                         $     (0.13)      $      0.03
                                            ============      ===========
  Cash dividends                            $      0.00       $      0.00
                                            ============      ===========
Average number of shares outstanding         15,999,773         7,500,534
                                            ============      ===========
Change in value of marketable equity
  securities (charged) directly to income   $   558,888       $(7,201,964)
                                            ============      ===========

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) In Cash And Temporary Cash Investments
(UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1995         1994
                                                       ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                   $(2,008,583) $   219,108
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation                                          243,251       20,176
    (Gains) on investments                                (64,503)  (1,841,901)
    Net change in assets and liabilities affecting
      cash flows from operating activities              1,467,359      902,241
                                                        ---------    ---------
Net cash used in operating activities                    (362,476)    (700,376)
                                                        ---------    ---------
Cash flows from investing activities:
  Proceeds from investments sold                        5,751,796   81,941,524
  Proceeds from investments matured                     1,710,000         -
  Costs of investments acquired                        (1,949,261) (74,783,197)
  Net change in short-term investments                    (75,000)     560,365
  Proceeds from property and equipment sold                16,425      110,360
  Purchases of property and equipment                     (25,204)     (21,854)
                                                       ----------   ----------
Net cash provided by investing activities               5,428,756    7,807,198
                                                       ----------   ----------
Cash flows from financing activities:
  Proceeds from stock rights offering                   5,321,168         -
  Repayment of notes payable                                -          (57,904)
                                                       ----------   ----------
Net cash provided by (used in) financing activities     5,321,168      (57,904)

Net increase (decrease) in cash and temporary
  cash investments                                     10,387,448    7,048,918

Cash and temporary cash investments, January 1         20,243,331   12,218,893
                                                       ----------   ----------
Cash and temporary cash investments, March 31          30,630,779   19,267,811
                                                       ==========   ==========
Supplemental cash flow information:
  Cash paid for - Interest                            $     -      $    63,930
                  Income taxes paid                       146,826      606,705


                      PART I. FINANCIAL INFORMATION
             Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The interim financial statements in Item 1 are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report Form 10-K for the year ended December 31, 1994.

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                 March 31,      December 31,
FINANCIAL CONDITION                1995             1994

Total investments                $    45,539    $    61,868

Total assets                         263,720        255,935

Total liabilities                    259,199        255,284

Shareholders' equity                   4,521            650

   Per share                            0.27           0.05

                                              Three Months Ended,
                                                   March 31st
RESULTS OF OPERATIONS                         1995           1994
Operating revenues
  Insurance
    Premiums earned                      $   3,499      $   5,784
    Commission and service income            5,796          6,038
  Net investment and other interest income   1,174          1,756
  Realized gains on investments                 65          1,842
  Other income                                  97          1,360

Total operating revenues                    10,631         16,780

Net income (loss)                         $ (2,009)     $     219
 Per share                                $  (0.13)     $    0.03

                                Overview

The Company filed an SEC Form 10-K for December 31, 1994 which indicated Shareholders' Equity of $650,000. In addition, the Company's wholly-owned property and casualty subsidiary, South Carolina Insurance Company ("SCIC") filed an amended annual statement with the South Carolina Department of Insurance ("DOI") which indicated a deficiency in statutory capital and surplus of $1.6 million. Since December 31, 1994, the following events have occurred with the intent of strengthening both Shareholders' Equity and statutory capital and surplus:

In January of 1995, the Company raised approximately $5.1 million (net of expenses) through a rights offering. Of that amount, $5 million was directly contributed to the capital of SCIC.

Effective April 13, 1995, the Company executed a $2 million note in the favor of the investors currently holding approximately 49% of the Company's stock. The proceeds of this note were directly contributed to the capital of SCIC.

The Company had excess cash of $400,000, which was contributed to the capital of SCIC in May, 1995.

The Company has voluntarily curtailed premium writings to the point that the only business the Company is retaining is mandatory pools and associations. The Company is no longer writing "risk" insurance and is concentrating on the servicing of "non-risk" fee-generating insurance, primarily the South and North Carolina Reinsurance Facilities, the Federal "Write-Your-Own" Flood program and the Kentucky Fair Plan. The Company is also continuing to write commercial lines business as a managing general agent for an unaffiliated company. Collectively, these programs have historically provided the Company with profits.

The Company is working closely with the regulators as it formulates its future operating plans. While statutory capital and surplus at March 31, 1995 is below the DOI's minimums, the two capital contributions totaling $2.4 million during the second quarter raised the surplus above the minimums.

                          Results of Operations

The net loss for the first quarter of 1995 was $2.0 million ($.13 per share), compared to net income of $219,000 ($.03 per share) for the first quarter of 1994. The first quarter of 1995 includes $5.8 million of commission and service income on the Company's fee-generating business. This is a decrease of $242,000 compared to the same period in 1994 primarily due to the previously disclosed reduction in the Company's block of business with the South Carolina Reinsurance Facility ("SCRF") that is being serviced.
However, the Company did show an increase in income from the fees received on losses serviced for the SCRF and all fees generated by the North Carolina Reinsurance Facility, Kentucky Fair Plan and the commercial business the Company is writing as a managing general agent.

The first quarter of 1995 also includes $4.2 million of losses and loss adjustment expenses ("LAE") on business the Company plans to no longer retain (excluding the West Coast business discussed below). Premiums earned on this business in the first quarter was $2.5 million. Premiums earned has been reduced by the premiums the Company pays for catastrophe reinsurance. The Company is currently negotiating with reinsurers to bring this cost to a level more consistent with the fact that the Company is no longer writing high-risk property premiums. LAE, primarily legal expenses, on the Company's West Coast business, which the Company stopped writing in 1986, has historically shown very poor results. The related legal expenses in the quarter were the lowest since the Company stopped writing this business. Additionally, new claims reported on this business have slowed and appear to be less severe than in the past. Management is cautiously optimistic that this business is beginning to stabilize.

Included in the results for the first quarter of 1994 was $3 million in settlement expense related to the second quarter settlement of a dispute that was scheduled for arbitration. Additionally, net premiums written in 1994 had already begun to drop as the Company began to downsize operations.

Net investment income for the first quarter of 1995 was $767,000, compared to $1.6 million for the same quarter in 1994. This decrease is due to a large amount of bond sales in the third and fourth quarter of 1994. Net realized investment gains of $65,000 were recognized in the first quarter of 1995, compared to $1.8 million for the same period in 1994.

Other income in 1995 includes an $85,000 gain on the sale of certain assets of Forest Lake Travel Service, Inc. This subsidiary has been dissolved in the second quarter of 1995 as it is no longer a part of Company's operating plans. Other income in 1994 includes a $625,000 gain in connection with the sale of the assets of the Company's premium financing subsidiary.

The 1995 provision for taxes on income from operations was $11,000 for the quarter. These charges resulted from the tax limitations on offsetting the Company's net operating loss carryforwards against state income taxes and certain life insurance taxable income. The Company's tax net operating loss carryforward at March 31, 1995 is approximately $91.3 million.

                     Capital Resources and Liquidity

The investment portfolio at March 31, 1995 was $45.5 million, compared to $61.9 million at the end of 1994. Shareholders' equity at March 31, 1995 was $4.5 million ($.27 per share), compared to $650,000 ($.05 per share) at December 31, 1994. This increase is due to the previously mentioned proceeds received from the rights offering and increases in the market value of the Company's investment portfolio. The increase in the market value of the Company's bond and stock portfolio resulted in an unrealized gain of $559,000. The market value of the bond portfolio as of May 31, 1995 shows additional increases.

Cash used in operations during the first quarter of 1995 was $362,000, compared to $700,000 in 1994. The outflows in both periods were due to reduced premium volume and the payment of claims for the three months. The Company is currently working on reducing expenses in order to limit the cash outflows. While additional cash drain is anticipated in 1995, the expected amount is less than the $30.9 million of cash and short-term investments held at March 31, 1995. Hence, no unplanned sales of securities are anticipated during 1995.