Form 10-Q/A
period 1995-03-31
SEIBELS BRUCE GROUP INC
filed 1995-06-12
CIK 276380

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

                            PART I. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended March 31, 1995.


                                  SIGNATURES

Pursuant to the requirement of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE SEIBELS BRUCE GROUP, INC.
                                   -----------------------------
                                           (Registrant)


Date: June 12, 1995                MARY M. GARDNER
      -------------                -----------------------------
                                   Mary M. Gardner
                                   Controller (Principal Accounting Officer)


Date: June 12, 1995                JOHN C. WEST
      -------------                -----------------------------
                                   John C. West
                                   Chairman of the Board and
                                   Office of the Chief Executive Officer