Form 10-Q
period 1995-06-30
SEIBELS BRUCE GROUP INC
filed 1995-08-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1995
                       -------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period            to

                      Commission file number 0-8804

                      THE SEIBELS BRUCE GROUP, INC.
         (Exact name of registrant as specified in its charter)

South Carolina                                                     57-0672136
-------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

1501 Lady Street (PO Box 1), Columbia, SC                            29201(2)
-----------------------------------------                 -------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (803) 748-2000

     Securities registered pursuant to Section 12(b) of the Act:
                                   None
     Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
---------------------------------------                 ---------------------
Common stock, par value $1.00 per share                       None (OTC)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes     X        No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 13, 1995
--------------------------                     ------------------------------
Common stock, $1 par value                                16,752,686


ITEM 1.  FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 June 30,      December 31,
ASSETS                                                             1995            1994
                                                                 --------        ------------
Investments:                                                    (Unaudited)
  Fixed maturities, at market (cost of $34,794,863
    at 1995 and $41,321,214 at 1994)                            $34,123,671     $38,940,939
  Equity securities available-for-sale, at market
    (cost of $221,561 at 1995 and $540,655 at 1994)                 333,060         458,492
  Short-term investments, including temporary cash
    investments of $20,616,269 ($20,243,331 at 1994)             20,851,252      20,457,513
  Mortgage loan on real estate, at estimated
    realizable value (cost of $2,049,080 at 1994)                         -       1,965,000
  Other long-term investments                                        45,342          46,092
                                                                 ----------      ----------
    Total investments                                            55,353,325      61,868,036
Cash, other than invested cash                                    3,531,160             -
Accrued investment income                                           709,282         808,774
Premiums and agents' balances receivable, net                     7,327,197      13,027,605
Premium notes receivable                                             32,217          93,162
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                            30,793,463      30,277,569
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                            86,723,339      88,730,898
Property and equipment, net                                       5,810,377       6,270,334
Prepaid reinsurance premiums - ceded business                    47,165,601      48,482,673
Deferred policy acquisition costs                                   791,162         899,053
Other assets                                                      3,547,339       5,476,468
                                                               ------------    ------------
  Total assets                                                 $241,784,462    $255,934,572
                                                               ============    ============

LIABILITIES
Losses and claims:
  Reported and estimated losses and claims - retained business   $54,475,626     $64,220,902
                                           - ceded business       74,308,897      74,140,671
  Adjustment expenses - retained business                         15,231,725      14,893,169
                      - ceded business                            12,414,442      14,590,227
Unearned premiums:
  Property and casualty - retained business                        5,783,216       6,945,280
                        - ceded business                          47,165,601      48,482,673
  Credit life                                                      1,128,667       1,570,468
Balances due other insurance companies                            16,215,825      17,264,627
Notes payable                                                      2,476,496         439,167
Current income taxes payable                                          13,399         148,966
Other liabilities and deferred items                               6,453,588      12,588,570
                                                                 -----------     -----------
  Total liabilities                                              235,667,482     255,284,720
                                                                 -----------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                                     -
Common stock, $1 par value, authorized 25,000,000 shares,
  issued & outstanding 16,717,686 shares (14,500,534 at 1994)     16,717,686      14,500,534
Additional paid-in capital                                        34,087,608      30,983,592
Unrealized loss on securities                                       (710,220)     (2,615,004)
Retained deficit                                                 (43,978,094)    (42,219,270)
                                                                 ------------    ------------
  Total shareholders' equity                                       6,116,980         649,852
                                                                 ------------    ------------
  Total liabilities and shareholders' equity                     $241,784,462    $255,934,572
                                                                 ============    ============

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                            Six Months Ended
                                                 June 30,                    Second Quarter
                                        ------------------------       ------------------------
                                            1995          1994            1995          1994
Premiums:                               ----------    ----------       ---------   ------------

  Property and casualty:
    Net premiums written                $5,057,530    $7,392,038        $914,519    $3,347,054
    Change in unearned premiums            455,238     1,022,118       1,291,400      (160,781)
                                        ----------    ----------       ---------    ----------
      Premiums earned                    5,512,768     8,414,156       2,205,919     3,186,273
  Credit life premiums earned              112,155     1,021,746         (80,163)      465,970
Commission and service income           11,084,930    13,564,997       5,288,913     7,527,122
Net investment income                    1,577,121     3,195,508         810,529     1,644,366
Other interest income                      773,810       422,814         366,154       217,385
Realized gains (losses) on investments      35,075     1,230,179         (29,428)     (611,722)
Other income                               806,879     1,930,647         709,828       570,573
                                        ----------    ----------       ---------    ----------
      Total revenue                     19,902,738    29,780,047       9,271,752    12,999,967
                                        ----------    ----------       ---------    ----------
Expenses:
  Property and casualty:
    Losses and loss adjustment expenses  7,163,538    14,576,767       2,095,548     4,824,455
    Policy acquisition costs             2,113,305     2,546,836         905,814     1,219,218
  Credit life benefits                     266,165       367,764         128,142       148,040
  Interest expense                         102,965       251,685          72,868       187,755
  Other operating costs and expenses    12,004,029    11,149,163       5,819,181     6,085,985
                                        ----------    ----------       ---------    ----------
      Total expenses                    21,650,002    28,892,215       9,021,553    12,465,453

Income (loss) from operations,
  before taxes                          (1,747,264)      887,832         250,199       534,514
                                                                               0
Provision for taxes (benefit)               11,560       107,393             440       (26,817)
                                        ----------     ---------        --------      --------                    0
Net income (loss)                      ($1,758,824)     $780,439        $249,759      $561,331
                                       ===========     =========        ========      ========

Per share:
  Net income (loss)                         ($0.11)        $0.10           $0.01         $0.07

Average number of shares outstanding    16,360,713     7,577,880      16,717,686     7,654,376

Change in value of marketable equity
  securities (charged) directly to
  equity                                $1,904,784   ($9,394,101)     $1,345,896   ($2,192,137)


THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Temporary Cash Investments
(Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------

                                                         1995           1994
                                                         ----           ----
Cash flows from operating activities:
  Net income (loss)                                  ($1,758,824)       $780,439
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation                                       397,601         139,205
      (Gains) on investments                             (35,075)     (1,230,179)
      Net change in assets and liabilities affecting
        cash flows from operating activities          (8,995,544)    (16,950,037)
                                                     ------------    ------------
Net cash used in operating activities                (10,391,842)    (17,260,572)
                                                     ------------    ------------
Cash flows from investing activities:
  Proceeds from investments sold                       8,041,931      93,955,337
  Proceeds from investments matured                    2,030,000          97,350
  Cost of investments acquired                        (3,182,131)    (80,741,197)
  Net change in short-term investments                   (20,801)        696,925
  Proceeds from property and equipment sold              105,449         326,161
  Purchases of property and equipment                    (37,005)     (1,903,056)
                                                      -----------     -----------
Net cash provided by investing activities              6,937,443      12,431,520
                                                      -----------     -----------
Cash flows from financing activities:
  Proceeds from stock rights offering                  5,321,168             -
  Increase in notes payable                            2,037,329         439,167
  Repayment of notes payable                                 -        (1,746,283)
                                                       ---------      -----------
Net cash provided by (used in) financing activities    7,358,497      (1,307,116)
                                                       ---------      -----------
Net increase (decrease) in cash and temporary
  cash investments                                     3,904,098      (6,136,168)
Cash and temporary cash investments, January 1        20,243,331      12,218,893
                                                     -----------      -----------
Cash and temporary cash investments, June 30         $24,147,429      $6,082,725
                                                     ===========      ===========

Supplemental cash flow information:
  Cash paid for - interest                                   -          $159,394
                - income taxes paid                     $147,127         606,805
  Non-cash financing activities:
    Notes payable exchanged for common stock                 -       $10,000,000


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

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                    June 30,        December 31,
FINANCIAL CONDITION                  1995                1994

Total investments                  $  55,353         $  61,868

Total assets                         251,015           255,935

Total liabilities                    244,899           255,284

Shareholders' equity                   6,117               650
   Per Share                            0.36              0.05


                                              Six Months Ended
                                                  June 30,                Second Quarter
RESULTS OF OPERATIONS                        1995           1994         1995         1994

Operating revenues
  Insurance
    Commission and service income          $ 11,085       $ 13,565       $  5,289    $  7,527
    Premiums earned                           5,625          9,436          2,126       3,652
  Net investment and other interest income    2,351          3,618          1,177       1,862
  Realized gains (losses) on investments         35          1,230            (30)       (612)
  Other income                                  807          1,931            710         571

Total operating revenues                   $ 19,903       $ 29,780       $  9,272    $ 13,000

Net income (loss)                          $ (1,759)      $    780       $    250    $    561
 Per share                                 $  (0.11)      $   0.10       $   0.01    $   0.07


                                Overview

The Company had net income during the second quarter of 1995 of $250,000, compared to $561,000 for the second quarter of 1994. The six months ended June 30, 1995 reflect a net loss of $1.8 million compared to net income of $780,000 in 1994. Since December 31, 1994, shareholders' equity has increased $5.5 million to $6.1 million at June 30, 1995. These increases are due to direct contributions to equity from the rights offering in the first quarter and the appreciation in the Company's market value of its investments in both quarters.

The Company has taken the following steps that management believes will continue to strengthen both shareholders' equity and statutory surplus. As a result of the Company's focus on these items, management is cautiously optimistic that the results for the third and fourth quarter will be break-even, although a loss for the year is still expected.

     The Company has voluntarily curtailed premium writings to the point that the only business the Company is retaining is mandatory pools and associations. The Company is no longer writing "risk" insurance and is concentrating on the servicing of "non-risk" fee-generating insurance, primarily the South and North Carolina Reinsurance Facilities, the Federal "Write-Your-Own" Flood program and the Kentucky Fair Plan. The Company is also continuing to write commercial lines business as managing general agent for an unaffiliated company. Collectively, these programs have historically provided the Company with profits.

     At December 31, 1994, the Company increased loss and loss adjustment expense ("LAE") reserves to a level that the Company believes should be adequate to cover any future development. The first six months of 1995 have further supported this belief. While the Company remains cautiously optimistic that future quarters will only reflect minimal losses on the "risk" insurance that it is no longer writing, incurred losses and LAE have decreased in 1995 when compared to 1994. Incurred losses and LAE for the six months ended June 30, 1994 includes approximately $3 million of non-recurring charges related to the second quarter settlement of a dispute that was in arbitration. This non-recurring item was reclassified in the December 31, 1994 10-K from other operating costs to an increase in losses and LAE incurred.

     Expense reductions have been implemented and continue to be implemented that include reductions in staffing, salary levels, outsourcing costs, and data processing costs. All other expenses that the Company incurs, no matter how small, have been scrutinized. The Company is exploring all means of reducing expenses and hopes to begin to see those reductions positively affect the profits of the Company by the fourth quarter of 1995.

                          Results of Operations

The net income for the second quarter of 1995 was $250,000 ($0.01 per share), compared to net income of $561,000 ($.07 per share) for the second quarter of 1994. The net loss for the six months ended June 30, 1995 was $1.8 million ($0.11 per share), compared to net income of $780,000 ($.10 per share) for the corresponding period in 1994.

As discussed above, the Company is currently not writing any "risk" insurance except mandatory pools and associations. The six months ended June 30, 1995 includes $5.9 million of losses and loss adjustment expenses ("LAE") on this business the Company no longer retains. Premiums earned on this business for the six months was $5.3 million. Premiums earned has been reduced by the premiums the Company pays for catastrophe reinsurance. Effective July 1, 1995, the Company has renewed this coverage at a cost more consistent with the fact that the Company is no longer writing high-risk property premiums. This savings of approximately $400,000 will be recognized over the next four quarters.

Management obtained a six month actuarial review of reserves at June 30, 1995. This review concluded (as management had expected) that the reserves seem to be adequate to cover any prior year losses. Second quarter results include an adjustment to reserves to reflect this conclusion. The six month losses and LAE incurred amount reflects only those losses that were incurred during 1995. Management remains cautiously optimistic that the reserves are more adequate than in previous years and the risk to future quarters has been minimized.

Although the trends for the past twelve months have indicated that the reserves for the West Coast business, which the Company stopped writing in 1986, are redundant, management has allowed any losses or expense incurred on these policies to flow through the income statement. LAE, primarily legal
expenses, has historically shown very poor results   The related legal
expenses for the six months have been the lowest since the Company stopped writing this business. Additionally, new claims reported on this business have slowed and appear to be less severe than in the past. These trends continue to improve into the third quarter. However, management will continue to monitor this book of business on a going forward basis until such time management can conclude that the trends warrant a reduction in reserves.

The second quarter of 1995 includes $5.3 million of commission and service income on the Company's fee-generating business. This is a decrease of $2.2 million compared to the same period in 1994 primarily due to the previously disclosed reduction in the Company's block of business with the South Carolina Reinsurance Facility ("SCRF") that is being serviced in addition to lower commission rates. The decrease in commission and service income for the six month period was $2.5 million when compared to 1994.

Net investment income for the second quarter of 1995 was $1.2 million, compared to $1.9 million for the same quarter in 1994. The six months ended June 30, 1995 also reflects a decrease of $1.3 million when compared to 1994. These decreases are related to the decrease in the investment portfolio as a result of large bond sales in the third and fourth quarter of 1994.

Net realized investment losses of $29,000 were recognized in the second quarter of 1995, compared to $612,000 of losses for the same period in 1994. The 1994 losses are due to sales of bonds with a par value of $11 million in order to settle the dispute in arbitration discussed above. The six months ended June 30, 1995 and 1994 reflected net realized gains of $35,000 and $1.2 million, respectively.

Other income in 1995 includes a settlement received on litigation the Company was involved in for several years. Also included in other income is a gain on the sale of certain assets of Forest Lake Travel Service, Inc. This subsidiary has been dissolved in the second quarter of 1995 as it is no longer a part of the Company's operating plans. In addition to the revenues of operations discontinued in 1995, other income in 1994 includes a $625,000 gain in connection with the sale of the assets of the Company's premium financing subsidiary.

The 1995 provision for taxes on income from operations was less than $1,000 for the quarter and $12,000 the six month period. These charges resulted from the tax limitations on offsetting the Company's net operating loss carryforwards against state income taxes and certain life insurance taxable income. The Company's tax net operating loss carryforward at June 30, 1995 is approximately $96.6 million.

                     Capital Resources and Liquidity

The investment portfolio at June 30, 1995 was $55.4 million, compared to $61.9 million at the end of 1994. Shareholders' equity at June 30, 1995 was $6.1 million ($0.36 per share), compared to $650,000 ($.05 per share) at December 31, 1994. This increase is due to the previously mentioned proceeds received from the rights offering and increases in the market value of the Company's investment portfolio. The increase in the market value of the Company's bond and stock portfolio resulted in an unrealized gain of $1.3 million in the second quarter and $1.9 million for the six months.

Cash used in operations during the first six months of 1995 was $10.4 million, compared to $17.3 million in 1994. The outflows in both periods were due to reduced premium volume and the payment of claims for the three months. While additional cash drain is anticipated in 1995, the expected amount is less than the $24.4 million of cash and short-term investments held at June 30, 1995. Hence, no unplanned sales of securities from the investment portfolio are anticipated during 1995.

Cash provided from financing activities includes $2 million of debt incurred by the Company in the form of a promissory note executed in the favor of the investors currently holding approximately 49% of the Company's stock. The proceeds of this note were contributed directly to the capital of South Carolina Insurance Company.


                        PART I. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

On May 25, 1995, Form 8-K was filed reporting that the Company had entered into a consulting agreement with American Southern Insurance Companies.








                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE SEIBELS BRUCE GROUP, INC.
                                      (Registrant)



Date: August 14, 1995              /s/Mary M. Gardner
      ----------------             -----------------------------------------
                                   Mary M. Gardner
                                   Controller (Principal Accounting Officer)



Date: August 14, 1995              /s/Ernst N. Csiszar
      ----------------             ------------------------------------------
                                   Ernst N. Csiszar
                                   President and Board of Directors