Form 10-Q
period 1995-09-30
SEIBELS BRUCE GROUP INC
filed 1995-11-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended  September 30, 1995
                                      or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________ to   ___________

                      Commission file number 0-8804

                      THE SEIBELS BRUCE GROUP, INC.
         (Exact name of registrant as specified in its charter)
South Carolina                                              57-0672136
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1501 Lady Street (PO Box 1), Columbia, SC                    29201(2)
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

Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date:   16,752,686 shares of
Common Stock, $1 par value, at November 13, 1995.




ITEM 1.  FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                       September 30,         December 31,
ASSETS                                                      1995                  1994
                                                      --------------         -------------
Investments:                                            (Unaudited)
  Fixed maturities, at market (cost of $34,668,805
    at 1995 and $41,321,214 at 1994)                  $  34,083,591         $  38,940,939
  Equity securities available-for-sale, at market
    (cost of $221,561 at 1995 and $540,655 at 1994)         346,618               458,492
  Short-term investments, including temporary cash
    investments of $15,975,496 ($20,243,331 at 1994)     16,101,412            20,457,513
  Mortgage loan on real estate, at estimated
    realizable value (cost of $2,949,080 at 1994)               -               1,965,000
  Other long-term investments                                45,342                46,092
                                                         ----------            ----------
    Total investments                                    50,576,963            61,868,036
Cash, other than invested cash                              249,393                   -
Accrued investment income                                   292,442               808,774
Premiums and agents' balances receivable, net             8,712,014            13,027,605
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                    29,622,305            30,277,569
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                    78,558,734            88,730,898
Property and equipment, net                               5,598,037             6,270,334
Prepaid reinsurance premiums - ceded business            47,153,066            48,482,673
Deferred policy acquisition costs                           673,042               899,053
Other assets                                              3,988,005             5,569,630
                                                        -----------           -----------
  Total assets                                        $ 225,424,001         $ 255,934,572
                                                        ===========           ===========

LIABILITIES
Losses and claims:
  Reported and estimated losses and claims
                        - retained business           $  51,374,713         $  64,220,902
                        - ceded business                 66,616,228            74,140,671
  Adjustment expenses   - retained business              13,745,921            14,893,169
                        - ceded business                 11,942,506            14,590,227
Unearned premiums:
  Property and casualty - retained business               3,339,556             6,945,280
                        - ceded business                 47,153,066            48,482,673
  Credit life                                               922,344             1,570,468
Balances due other insurance companies                   13,785,645            17,264,627
Notes payable                                             2,476,496               439,167
Current income taxes payable                                 74,012               148,966
Other liabilities and deferred items                      6,457,380            12,588,570
                                                        -----------           -----------
  Total liabilities                                     217,887,867           255,284,720
                                                        -----------           -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                                                 -
Common stock, $1 par value, authorized 25,000,000 shares,
  issued & outstanding 16,752,686 shares
  (14,500,534 at 1994)                                   16,752,686            14,500,534
Additional paid-in capital                               34,091,983            30,983,592
Unrealized loss on securities                              (614,688)           (2,615,004)
Retained deficit                                        (42,693,847)          (42,219,270)
                                                        ------------          ------------
  Total shareholders' equity                              7,536,134               649,852
                                                        -----------           -----------
  Total liabilities and shareholders' equity          $ 225,424,001         $ 255,934,572
                                                        ===========           ===========


THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)

                                               Nine Months Ended
                                                 September 30,                      Third Quarter
                                              -------------------              ----------------------
                                             1995           1994              1995           1994
                                            ---------    ----------         ----------     ----------
Premiums:
  Property and casualty:
    Net premiums written                $   5,466,293  $  11,109,648     $     408,763  $   3,717,610
    Change in unearned premiums             3,043,558        792,033         2,588,320       (230,085)
                                           ----------     ----------         ---------     ----------
      Premiums earned                       8,509,851     11,901,681         2,997,083      3,487,525
  Credit life premiums earned                 160,140      1,851,671            47,985        829,925
Commission and service income, net         17,396,916     20,670,538         6,311,986      7,105,541
Net investment income                       2,502,080      5,053,415           924,959      1,857,907
Other interest income                         985,999        525,259           212,189        102,445
Realized gains (losses) on investments         34,933     (2,174,646)             (142)    (3,404,825)
Other income                                  815,530      2,259,710             8,651        329,063
                                           ----------     ----------        ----------     ----------
      Total revenue                        30,405,449     40,087,628        10,502,711     10,307,581
                                           ----------     ----------        ----------     ----------
Expenses:
  Property and casualty:
    Losses and loss adjustment expenses    10,322,594     11,153,492         3,159,056     (3,423,275)
    Policy acquisition costs                1,854,966      3,889,725          (258,339)     1,342,889
  Credit life benefits                        347,429        533,181            81,264        165,417
  Interest expense                            194,069        288,807            91,104         37,122
  Other operating costs and expenses       18,088,516     20,148,209         6,084,487      8,999,046
                                           ----------     ----------        ----------     ----------
      Total expenses                       30,807,574     36,013,414         9,157,572      7,121,199

Income (loss) from operations, before inco   (402,125)     4,074,214         1,345,139      3,186,382

Provision (benefit) for income taxes           72,452         22,794            60,892        (84,599)
                                           ----------     ----------         ----------     ---------
Net income (loss)                       $    (474,577) $   4,051,420     $   1,284,247 $    3,270,981
                                           ==========     ==========         ==========     ==========

Per share:
  Net income (loss)                     $       (0.03) $        0.41     $        0.08  $        0.23

Average number of shares outstanding       16,491,653      9,910,789        16,749,262     14,500,534

Change in value of marketable securities
  credited /(charged) directly to equity$   2,000,316  $  (7,897,328)    $      95,532  $   1,496,773


THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Temporary Cash Investments
(Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                     -------------------------------
                                                          1995              1994
                                                      -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                 $    (474,577)    $   4,051,420
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation                                        603,686           359,996
      Realized losses (gains) on investments              (34,933)        2,174,646
      Net change in assets and liabilities affecting
        cash flows from operating activities          (18,638,753)      (35,752,906)
                                                      ------------      ------------
Net cash used in operating activities                 (18,544,577)      (29,166,844)
                                                      ------------      ------------
Cash flows from investing activities:
  Proceeds from investments sold                        8,164,930       118,845,800
  Proceeds from investments matured                     2,030,000           242,350
  Cost of investments acquired                         (3,184,169)      (80,921,673)
  Net change in short-term investments                     88,266           717,400
  Proceeds from property and equipment sold               106,164           943,894
  Purchases of property and equipment                     (37,553)       (2,222,362)
                                                       -----------       -----------
Net cash provided by investing activities               7,167,638        37,605,409
                                                       -----------       -----------
Cash flows from financing activities:
  Proceeds from stock rights offering                   5,321,168               -
  Increase in notes payable                             2,037,329           439,167
  Repayment of notes payable                                  -          (1,749,161)
                                                       -----------       -----------
Net cash provided by (used in) financing activities     7,358,497        (1,309,994)
                                                       -----------       -----------
Net increase (decrease) in cash and temporary
  cash investments                                     (4,018,442)        7,128,571
Cash and temporary cash investments, January 1         20,243,331        12,218,893
                                                       -----------       -----------
Cash and temporary cash investments, September 30   $  16,224,889     $  19,347,464
                                                       ===========       ===========

Supplemental cash flow information:
  Cash paid for - interest                          $      53,827     $     187,184
                             - income taxes paid          147,405           601,307
  Non-cash financing activities:
    Notes payable exchanged for common stock        $         -       $  10,000,000
    Notes payable exchanged for accrued interest          439,167               -
    Issuance of common stock                               39,375               -


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

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                September 30,   December 31,
FINANCIAL CONDITION                 1995            1994
                                -------------   -----------
Total investments              $      50,577   $     61,868

Total assets                         225,424        255,935

Total liabilities                    217,888        255,285

Shareholders' equity                   7,536            650
   Per Share                            0.45           0.05

                                          Nine Months Ended
                                            September 30,          Third Quarter
                                          -----------------       ---------------
RESULTS OF OPERATIONS                       1995       1994        1995      1994
                                           --------   -------    -------    --------
Operating revenues
  Insurance
    Commission and service income          $ 17,397  $ 20,671   $   6,312   $  7,106
    Premiums earned                           8,670    13,753       3,045      4,318
  Net investment and other interest income    3,488     5,579       1,137      1,960
  Realized gains (losses) on investments         35    (2,175)          -     (3,405)
  Other income                                  815     2,260           9        329

Total operating revenues                   $ 30,405  $ 40,088    $ 10,503   $ 10,308

Net income (loss)                          $   (475) $   4,051   $  1,284   $  3,271
 Per share                                 $  (0.03) $    0.41  $    0.08   $   0.23



                          Results of Operations

The Company had net income during the third quarter of 1995 of $1.3 million compared to $3.3 million for the third quarter of 1994. While revenues (excluding realized losses on investments) have decreased 23.4%, expenses (policy acquisition and other operating costs and expenses, combined) have decreased 43.1%. The decrease in revenues is related to the Company ceasing to write any voluntary business that would be retained by the Company. Additionally, the Company has seen commission and service income decrease as its participation in the South Carolina Reinsurance Facility decreased effective October 1, 1994. The Company has seen expenses decrease steadily during 1995 and expects this trend to continue as all expenses are reviewed to find ways to implement further reductions. The third quarter of 1994 includes a non-recurring reduction to losses and loss adjustment expenses ("LAE") in the amount of $6.1 million. On September 30, 1994, the Company satisfied its obligation with respect to all outstanding and future claims estimated at $22.2 million associated with the Company's participation in the National Workers' Compensation Reinsurance Pool ("NCCI") for a cash payment of $16.2 million. The settlement reduced losses and LAE incurred.

The nine months ended September 30, 1995 reflect a net loss of $.5 million compared to net income of $4.1 million in 1994. As discussed above, the Company continues to see expenses drop at a faster rate than revenues. However, the effects of these reductions have only begun to help reduce losses during the second and third quarters. The Company expects the continued efforts of management and all employees to result in additional expense reductions in future quarters. The nine months ended September 30, 1994 includes reductions to losses and LAE incurred with a net effect of $3.3 million increase to net income. The NCCI commutation, discussed above, decreased losses and LAE by $6.1 million. In the second quarter of 1994, the Company settled pending arbitration related to certain reserves that resulted in an increase to losses and LAE incurred in the amount of $2.9 million. Net realized investment losses of $3.4 million were recognized in the third quarter of 1994. The nine months ended September 30, 1994 reflected net realized losses of $2.2 million. The losses are due to sales of securities in the second and third quarter to provide operating cash, commute the workers' compensation reserves and to settle the arbitration dispute.

At December 31, 1994, three groups of independant actuaries reviewed the Company's reserves at the request of management. The result of this was additional reserve strengthening recorded in the fourth quarter of 1994. Since then, management has been monitoring the development on these reserves and believes that reserves remain adequate at this time. This belief was confirmed by an independant review of reserves at June 30, 1995. In an area that historically had proven troublesome in the past, the Company's West Coast business terminated in 1986, the Company is seeing favorable development. The trends for the past eighteen months have shown decreased legal expenses, decreases in new claims reported and lower severity in these claims than in the past.

Net investment income for the third quarter of 1995 was $1.1 million, compared to $2.0 million for the same quarter in 1994. The nine months ended September 30, 1995 also reflects a decrease of $2.1 million when compared to 1994. These decreases are related to the decrease in the investment portfolio as a result of large bond sales in the third and fourth quarter of 1994.



Other income for the nine months ended September 30, 1995 includes a settlement received on litigation the Company was involved in for several years. Also included in other income is a gain on the sale of certain assets of Forest Lake Travel Service, Inc. This subsidiary has been dissolved as it is no longer a part of the Company's operating plans. In addition to the revenues of operations discontinued in 1995, other income in 1994 includes a $.6 million gain in connection with the sale of the assets of the Company's premium financing subsidiary.

The 1995 provision for taxes on income from operations was $72,000 for the nine months and $61,000 for the quarter. These charges resulted from the tax limitations on offsetting the Company's net operating loss carryforwards against state income taxes and certain life insurance taxable income. The Company's tax net operating loss carryforward at September 30, 1995 is approximately $93 million and a capital loss carryforward of approximately
$5 million.

                     Capital Resources and Liquidity

The investment portfolio at September 30, 1995 was $50.6 million, compared to $61.9 million at the end of 1994. Shareholders' equity at September 30, 1995 was $7.5 million ($0.45 per share), compared to $.6 million ($.05 per share) at December 31, 1994. This increase is due to proceeds received from a rights offering in the first quarter of 1995 and increases in the market value of the Company's investment portfolio. The increase in the market value of the Company's bond and stock portfolio resulted in an unrealized gain of $.1 million in the third quarter and $2.0 million for the nine months.

Cash used in operations during the first nine months of 1995 was $18.5 million, compared to $29.2 million in 1994. The outflows in both periods were due to reduced premium volume and the payment of claims for the three months. The 1994 outflow also includes large cash payments resulting from the two settlements discussed previously. While additional cash drain is anticipated in 1995, the expected amount is less than the $16.4 million of cash and short-term investments held at September 30, 1995. Hence, no unplanned sales of securities from the investment portfolio are anticipated during 1995.

Cash provided from financing activities includes the proceeds from the rights offering and $2 million of debt incurred by the Company in the form of a promissory note executed in the favor of the investors currently holding approximately 49% of the Company's stock. The proceeds of this note were contributed directly to the capital of South Carolina Insurance Company.






                        PART I. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

On July 18, 1995, Form 8-K was filed reporting projected second quarter results at the request of the National Association of Security Dealers.

On July 25, 1995, Form 8-K was filed reporting a projected balance sheet for the period ended June 30 ,1995 at the request of the National Association of Security Dealers.




                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 THE SEIBELS BRUCE GROUP, INC.
                 (Registrant)



Date:  August 14, 1995        /s/ John A. Weitzel
       ---------------        -------------------------
                              John A. Weitzel
                              Chief Financial Officer and Board of Directors


Date:  August 14, 1995        /s/Ernst N. Csiszar
       ---------------        -------------------------
                              Ernst N. Csiszar
                              President and Board of Directors


Date:  August 14, 1995        /s/Mary M. Gardner
       ---------------        -------------------------
                              Mary M. Gardner
                              Controller (Principal Accounting Officer)