Form 10-Q/A
period 1995-09-30
SEIBELS BRUCE GROUP INC
filed 1995-11-17
CIK 276380

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


                 THE SEIBELS BRUCE GROUP, INC.
                 (Registrant)



Date:  November 14, 1995      /s/ John A. Weitzel
       -----------------      -------------------------
                              John A. Weitzel
                              Chief Financial Officer and Board of Directors


Date:  November 14, 1995      /s/Ernst N. Csiszar
       -----------------      -------------------------
                              Ernst N. Csiszar
                              President and Board of Directors


Date:  November 14, 1995      /s/Mary M. Gardner
       -----------------      -------------------------
                              Mary M. Gardner
                              Controller (Principal Accounting Officer)