Form 10-K405
period 1995-12-31
SEIBELS BRUCE GROUP INC
filed 1996-04-01
CIK 276380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
                            ANNUAL REPORT

(Mark one)

  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                                   or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                     Commission file number 0-8804

                    THE SEIBELS BRUCE GROUP, INC.
        (Exact name of registrant as specified in its charter)

                 South Carolina                          57-0672136
        (State or other jurisdiction of                  (IRS employer
        incorporation or organization)                  identification no.)

       1501 Lady Street (P.O. Box 1) Columbia, S.C.   29201(2)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                               ------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996: $44,219,721.

The number of shares outstanding of the registrant's common stock as of March 1, 1996: 16,772,686.

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement in connection with the 1996 annual meeting are incorporated herein by reference into Part III.




                               ACRONYMNS



The following acronyms used in the text have the meaning set forth below unless the context requires otherwise:

FASB. . . . . . . . . . . Financial Accounting Standards Board
GAAP. . . . . . . . . . . Generally Accepted Accounting Principles
IBNR. . . . . . . . . . . Incurred-But-Not-Reported
KIC . . . . . . . . . . . Kentucky Insurance Company
LAE . . . . . . . . . . . Loss Adjustment Expenses
MGA . . . . . . . . . . . Managing General Agent
NAIC. . . . . . . . . . . National Association of Insurance Commissioners
NCCI. . . . . . . . . . . National Council on Compensation Insurance
RBC . . . . . . . . . . . Risk Based Capital
SAP . . . . . . . . . . . Statutory Accounting Principles
SBIG. . . . . . . . . . . The Seibels Bruce Group, Inc. (and the "Company")
SBC . . . . . . . . . . . Seibels, Bruce and Company
SCIC. . . . . . . . . . . South Carolina Insurance Company
WYO . . . . . . . . . . . Write-Your-Own



PART 1


Item 1. Business

Company Profile

The Seibels Bruce Group, Inc. (the "Company") is the parent company of South Carolina Insurance Company and Seibels Bruce and Company and their wholly-owned subsidiaries. Founded in 1869, the Company performs servicing carrier activi-ties for state and federal insurance facilities. MGA services are also per-formed for non-affiliated insurance companies. SCIC consists of a group of multi-line property and casualty insurance companies and associated companies with headquarters in South Carolina and Kentucky. The underwriting activities are primarily conducted in North Carolina, South Carolina, Kentucky, Georgia and Tennessee by offering insurance products through independent insurance agents. Effective in the second quarter of 1995, the Company voluntarily suspended underwriting new and renewal business for which risk was not reinsured to an unaffiliated party. This suspension will continue until both the Company and the regulators are satisfied that its capital level is sufficient to undertake such risk and the regulators approve the resumption of business.

Capitalization

The Company initiated a recapitalization plan in December 1993. Prior to the plan, operating losses were experienced for several consecutive years as a consequence of unfavorable underwriting experience,wind losses due to Hurricanes Hugo and Andrew and losses developed from environmental and construction defect exposures on the West Coast. Under this plan, the previously outstanding $23 million loan and the accrued interest thereon was purchased from the original holder by new investors. These new investors then exchanged the note for a new note with a principal balance of $10 million, bearing interest at 8.5%, due June 30, 1994 and secured by 100% of the stock of SCIC. The effect of this transaction for 1993 was a reduction of the loss for the year of $9.2 million, net of taxes ($1.23 per share).

In accordance with the recapitalization plan, on June 28, 1994, the new note was then cancelled and exchanged for 7,000,000 newly issued shares of the Company's common stock. A note for $400,000, representing accrued interest on the new note, was then executed in favor of the new investors. The result of this exchange, which was completed in the second quarter of 1994 was that $10 million was added to the Company's shareholders' equity.

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

During the second quarter of 1995, a major investor loaned the Company $2 million. The $2 million was then contributed to SCIC in order to increase its
statutory capital.   The promissory note and the $400,000 note become due in
May, 1996. Additional steps taken to protect statutory capital included a decision in the first quarter to cede all auto liability business written in North Carolina to the Reinsurance Facility, and in the second quarter of 1995, to non-renew all property business and temporarily suspend all new and renewal activity where the Company retained any net underwriting risk.

During the fourth quarter of 1995, an investor signed a letter of intent to acquire 6,250,000 of authorized but unissued shares of the Company at a cost of $1.00 per share, the approximate market at the time of reaching agreement with the Company. The $6,250,000 proceeds from the investment were deposited into
escrow in January, 1996.   A shareholders meeting will be held during the second
quarter of 1996 to allow voting rights for the new investor in accordance with South Carolina law, which requires approval for stock ownership above a 20% interest in the Company. Upon such approval and the approval of the South Carolina Department of Insurance to write new business, the funds will be transferred from the escrow account and contributed to the statutory capital of SCIC. In addition, the investor has been granted options to acquire 6,250,000 shares at higher prices over the next five years.
Also during the first quarter
of 1996, the Company issued 1,635,000 shares of authorized but unissued shares to a different group of investors. The proceeds of this sale of stock will be available to liquidate the notes payable that are due May 1, 1996. In addition, subject to shareholder approval of increasing the number of authorized shares, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.

Major Events

In the second quarter of 1994, the Company settled a dispute which was in pen-ding arbitration. The settlement agreement resolved all issues arising from the dispute as well as a commutation of the Company's reinsurance obligation. Under the settlement, the Company paid $10.3 million to the other party and such party agreed to pay up to $20 million in direct losses on claims against a subsidiary which the Company had sold to it. Any loss payments in excess of $20 million that are not collected through reinsurance will be shared equally between the parties, and the Company will only share in those payments to the extent of 50% of its insurance company's consolidated statutory surplus above $20 million. At December 31, 1995, such statutory surplus was $10.9 million. This settlement had a negative impact on earnings of $2.9 million during 1994, excluding a realized investment loss of $0.8 million upon the sale of securities in order to generate the cash necessary to make the payment.

In the third quarter of 1994, the Company's recorded workers' compensation reserves in the amount of $22.4 million were commuted to the National Council on Compensation Insurance, Inc., resulting in a reduction of incurred losses of approximately $6.1 million. NCCI is the administrator and agent for the various workers' compensation reinsurance pools from which the Company assumed busi-ness. The cash necessary for this commutation was generated through the sale of securities, which resulted in realized investment losses of $1.7 million in the same quarter.

Effective in the fourth quarter of 1994, a substantial portion of the Company's servicing carrier business, the South Carolina Reinsurance Facility, became subject to a first time bid and qualification process for designation as a servicing carrier. The bidding was open to all qualified insurers with the successful bidders being awarded a five year servicing contract beginning in October, 1994. The facility separated the business into three blocks with "Block 1" being the largest. The Company was successful in winning the contract for "Block 2," a block approximately 22% smaller than "Block 1," its former book of business under the facility. Although "Block 2" is smaller and will be ser-viced at a lower commission rate, the effect on net income in 1995 and subse-quent years has been mitigated to some extent by ongoing reductions in opera-ting costs and claims adjusting expenses.

New management was put in place in mid-1995 and a transitional operating plan was implemented to change the core operations from those of a risk taker to activities which generate fee income. These activities were designed to stabilize the financial condition of the Company. During the last three quarters of 1995, the Company operated profitably. Although there can be no certainty of successful operations, the Company anticipates that continued favorable results will permit the re-entry into risk business during mid-1996. When the Company resumes underwriting insurance risks to be retained, it will be on a more modest volume than in the past, and will generally focus on the personal lines that have less exposure to long periods of time between earning the premiums and seeing the ultimate development of losses.

Divestitures

In mid 1993, the Company sold Investors National Life Insurance Company, its credit life and credit accident and health subsidiary. Under the sale agree-ment, the Company retained substantial assets and the responsibility for poli-cies in existence at the sales date. The Company has withdrawn from this busi-ness and is currently running off the remaining book of business.

In early 1994, the Company sold substantially all of the receivables of Premium Service Corporation, its premium financing subsidiary, and has withdrawn from that business.

During the first quarter of 1995, the accounts receivable and other immaterial assets of Forest Lake Travel Service, Inc. were sold. The Company has withdrawn from this business as well.

During the first quarter of 1996, the Company entered into a contract to sell Consolidated American Insurance Company, an inactive insurance company subsidiary. The sale will generate a gain of approximately $0.9 million in 1996.

All of the sales of subsidiaries or their assets were made at small gains, while the dissolutions resulted in increased liquidity for their respective parent companies. The sales and dissolutions took place because of management's emphasis on restructuring the Company's core operations. In the Company's continuing focus on its primary business, none of these companies were con-sidered to be an integral part of operations. The impact on 1995, 1994 and 1993 was not material and future years' operations are not anticipated to be significantly affected.

Fee-generating Activities

The Company had provided services to the South Carolina and North Carolina Reinsurance Facilities, two automobile residual market plans, and the Kentucky Fair Plan, a homeowners' residual market. Additionally, the Company is a major participant in the WYO federal flood facility of the National Flood Insurance Program. All servicing functions are performed on a commission basis without any underwriting risk to the Company. Effective in the fourth quarter of 1995, the Company ceased to operate as a servicing carrier for the North Carolina Reinsurance Facility. The auto business previously written in that state and ceded to the Facility continues to be handled in a similar manner but with a change in the Company's compensation. Instead of commission and service income, the Company now receives a reinsurance commission, which is not significant for 1995 and is netted against other operating costs and expenses on the income statement. The impact on overall profitability is not expected to be significant. Ceded premiums written and commission and service income for the facilities in 1995 and 1994 are as follows:



                                              1995                 1994
                                       Ceded   Commission   Ceded   Commission
                                    Premiums   and Service Premiums and Service
                                               Income               Income
                                    ------------------------------------------
                                        (thousands of dollars)

South Carolina Reinsurance Facility       $64,206   $27,795   $80,073  $39,121
National Flood Insurance Program           28,576    12,270    29,517   10,898
Kentucky Fair Plan                          6,741     1,143     5,852      987
North Carolina Reinsurance Facility         3,016     1,470     6,513    2,201




The ceded premium amounts above represent 94.5% and 92.8% of the Company's total consolidated ceded premiums written during 1995 and 1994, respectively. The commission and service income amounts above represent 86.1% and 87.7% of the Company's total commission and service income as stated in the consolidated financial statements for 1995 and 1994, respectively. Each of these profit centers has operated profitably over the last three years.

All of the Company's commercial business was underwritten under an MGA agreement
with an unaffiliated insurance company.   The Company serviced these policies
and claims on a commission basis without any underwriting risk. This agreement became effective May 1, 1993. Commission and service income generated under this contract was $6.7 million and 7.1 million during 1995 and 1994, respec-tively, which represents 13.5% and 11.7%, respectively, of the Company's total commission and service income as stated in the consolidated financial state-ments. With the current premium volume and the corresponding expenses, the Company did not make a profit under the current contract. The Company undertook significant cost reductions in the last half of 1995 and plans further cost reductions in 1996 to make this business profitable. Furthermore, an addi-tional MGA agreement was reached with another unaffiliated company for personal lines business, and other similar arrangements are planned for 1996 in order to enhance revenues within the existing cost structure.

The Company also assists subagents in providing excess and surplus lines for difficult or unusual risks. This business is placed with nonaffiliated insurers on a commission basis. Under these arrangements, the Company has varying degrees of underwriting and claims authority.

Property and Casualty Insurance Underwriting Segments

SCIC and its insurance subsidiaries comprise the Company's property and casualty insurance group. Each company conducts a substantially similar multi-line property and casualty business. One or more of the insurance companies is currently licensed to do business in 46 states.

The Company's current A.M. Best rating is a group rating of NA-9("Not Assigned -
Company Request").    A.M. Best is an independent company which rates insurance
companies based on its judgement of factors related to the ability to meet policyholder and other contractual obligations. A low rating would not directly impact the Company's servicing carrier or MGA operations. The Company believes the lack of an assigned rating has no significant impact on any future risk-taking operations as this business can be maintained because of the quality of its agency relationships, and these lines are generally not as sensitive to the rating of the insuring company.

In 1994, the voluntarily retained property and casualty business written by the Company was limited to personal lines business written in the states of Georgia, Kentucky, North Carolina, South Carolina and Tennessee. This business included four major lines of insurance:private passenger automobile, homeowners, dwelling fire and watercraft inland marine. However, the lack of underwriting profit potential from the personal property book of business along with the high cost of catastrophe reinsurance has resulted in a decision to withdraw as a personal property carrier in all operating states. The Company began the year long process of non-renewing this business effective during the second quarter of 1995.

Claims Operations

The Company services and adjusts claims for its retained business, servicing carrier functions and MGA services. Starting in 1994, the Company started reducing its usage of outside adjusters and increased its usage of employee adjustors for handling of claims. This shift has resulted in a significant reduction in allocated LAE, beginning with the 1994 accident year. Through the earlier involvement of the Company's claims personnel in the claim process, the Company has recognized lower overall adjustment expenses. The Company has continued this trend into 1995.

The Company, within the context of the weather related catastrophes of years prior to 1993, has developed a comprehensive catastrophe plan designed to maximize customer service in the event of a catastrophe. This plan has been particularly useful with the widespread incidence of flood claims over the last several years. During 1996, the Company will explore creating a new profit center to market its claim expertise to unaffiliated customers for a fee.

Management, in conjunction with the Company's independent actuaries, reviews the loss reserves to evaluate their adequacy. Such review is based upon past experience and current circumstances and includes an analysis of reported claims, an estimate of losses for IBNR claims, estimates for LAE, reductions for salvage/subrogation reserves and assumed reinsurance losses. Management believes the reserves are sufficient to prevent prior years' losses from adversely affecting future periods;however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

For information regarding insurance reserves, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Investments and Investment Results

The Company's invested assets were distributed as follows at December 31, 1995 and 1994:

                                 1995                      1994
                        Asset Values  Percentage  Asset Values   Percentage
                       (thousands of             (thousands of
                          dollars)                  dollars)
                       -------------------------   -------------------------
U.S. Government and
  agency obligations       $31,416      70.9%      $33,915         54.8%
States, municipalities, and
  political subdivisions       993       2.2         1,121          1.8
 Corporate bonds             1,168       2.6         2,403          3.9
Mortgage backed (government
 guaranteed) securities          -         -         1,498          2.4
Redeemable preferred stocks      4         -             4            -
Total fixed maturities      33,581      75.7        38,941         62.9
Short-term investments      10,310      23.3        20,458         33.1
Equity securities              377       0.9           458          0.7
Mortgage loan on real estate    -          -         1,965          3.2
Other long-term investments     34       0.1            46          0.1
                           -------     ------      -------        ------
Total invested assets      $44,302     100.0%      $61,868        100.0%
                           =======     ======      =======        =======



Asset values represent market values at December 31. The Company reorganized the investment portfolio during 1994 to reduce the percentage concentration in longer term maturities and increase the concentration in more liquid securities such as cash and short-term investments. The Company believes that this mix more accurately matches with the Company's liabilities at this time.

The following table sets forth the consolidated investment results for the three years ended December 31, 1995:


                                      (amounts in thousands)
                                  1995          1994         1993
                               -------------------------------------
Total investments (1)        $   53,841    $   90,175     $ 127,361
Net investment income             3,176         5,321         5,455
Average yield                     5.90%         5.90%         4.28%
Net realized investment
 gains (losses)              $     164     $  (6,327)     $   1,969

(1) Average of the aggregate invested amounts (market values) at the beginning of the year, as of June 30 and as of the end of the year.



Regulation

Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business, and such supervision and regulation relates to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency which must be met and maintained by insurers; license insurers and agents; impose limitations on the nature and amount of investments; regulate premium rates; delineate the provisions which insurers must make for current losses and future liabilities; require the deposit of securities for the benefit of policy-holders; and approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating the financial condition of insurance companies.

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

The insurance industry has received a considerable amount of publicity because of rising insurance costs, a number of high profile insurance company insolven-cies and a limited exemption from the provisions of federal anti-trust prohibi-tions. Changes in the law are being proposed which would bring the insurance industry under the regulation of the Federal government and eliminate current exemptions from anti-trust prohibitions. It is not possible to predict whether, in what form or in which jurisdictions any of these proposals might be adopted, or the effect, if any, on the Company. The NAIC has developed and recommended for adoption by the state insurance regulatory authorities various model laws and regulations pertaining to, among other things, capital requirements for the insurance industry members.

The NAIC has adopted Risk-Based Capital (RBC) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching,loss reserve adequacy, and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. Compliance is determined by ratio of the Company's regulatory total adjusted capital to its authorized control level RBC (as defined by the NAIC). Companies which fall below the authorized RBC level may be required to disclose plans to remedy the situation. As of December 31, 1995, three of the four insurance subsidiaries have ratios of total adjusted capital to RBC that are comfortably in excess of the level which would prompt regulatory action. SCIC currently falls below the required RBC level.

Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time In addition, these insurance regulators periodically examine the insurer's financial condition,adherence to statutory accounting principles, and compliance with insurance department rules and regulations. South Carolina insurance laws, rather than federal bankruptcy laws, would apply to the liquidation or reorganization of the insurance companies. Examinations of SCIC, Consolidated American and Catawba as of March 31, 1995 and of Kentucky Insurance Company as of June 30, 1995 are currently in progress.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments from its subsidiaries and affiliates.

South Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least thirty days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordi-nary Dividend" under the statutes and regulations. If the ability of the insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to service its debt and/or pay dividends. Current restrictions are such that SCIC would not be permitted to pay any dividends in 1996. In addi-tion, no assurance can be given that South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

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

Required Participation in State Residual Market Plans and Insurance Guaranty
Funds

Most states in which the Company's property and casualty insurance group writes business have collective pools, underwriting associations,reinsurance facilities (the largest being the South and North Carolina Reinsurance Facilities), assigned risk plans or other types of residual market plans ("plans"), by which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's direct voluntary business to the total industry business of that type in that state. As the Company's share of the voluntary market in a given state changes, tentative participations are assigned for each policy year and are updated as actual data becomes available. The required participation by the Company in all such plans is reflected in the results of the Company as soon as reported by the plans. Estimates are maintained for unreported data. Of particular significance are those plans involving workers' compensation insurance, for which underwriting results have normally been unfavorable. In early 1993, the Company withdrew from the workers' compensation market in all states. During 1994, the Company settled all obligations to the Workers' Compensation National Reinsurance Pool.

Most states have enacted insurance guaranty fund laws. Typically, these laws provide that when an insurance company is declared insolvent,the other companies writing the insurance in that jurisdiction are assessed to pay covered claims of the insolvent company. The amount a company is assessed is generally determined by the amount of premiums written in that state, subject to a maximum annual assessment ranging from 1% to 2% of direct written premiums. During 1995, the
Company paid $116,000 in such assessments.   The Company expects future
assessments to remain insignificant for as long as the premiums written by the Company continues to decrease.

Competition and Other Factors

All of the areas of business in which the Company engages are highly competi-tive. The principal methods of competing are service and pricing. Many com-peting property and casualty companies have available more diversified lines of insurance than the Company's property and casualty insurance group and have substantially greater financial resources. The Company responds to this competitive environment by constantly updating its policy offerings, improving operating procedures and constantly reviewing expenses. In addition, effective October 1, 1994, the Company received a smaller book of business from the South Carolina Reinsurance Facility due to a competitive bidding process.

Employees

At December 31, 1995, the Company and its subsidiaries employed a total of 268 employees, which includes 4 part-time employees. Management's actions during 1995 reduced the number of employees by 139.

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

Item 3. Legal Proceedings

Due to the nature of their business, certain subsidiaries are parties to various other legal proceedings which are considered routine litigation incidental to the insurance business.

Item 4. Submission of Matters to a Vote of Security Holders

None/Not Applicable.


Executive Officers


Name              Age    Position


John C. West      74     Chairman of the Board since September,
                         1994.  Director of the Company since June,
                         1994. Currently, of counsel with the law firm of Bethea, Jordan and Griffin in Hilton Head Island, SC and professor at the University of South Carolina. Former
                         Governor of South Carolina (1971-75) and former Ambassador to the Kingdom of Saudi
                         Arabia (1977-81).

Ernst N. Csiszar  45     President, Chief Executive Officer and
                         Director of the Company since June, 1995.
                         Previously held position of visiting
                         professor at the School of Business,
                         University of South Carolina since 1988.

John A. Weitzel   50     Chief Financial Officer of the Company and
                         certain subsidiaries since September, 1995.
                         Director of the Company since October,
                         1995. Previously Chief Financial Officer of
                         Milwaukee Insurance Group, Inc. from April,
                         1985 to November, 1994.

Steven M. Armato  44     Group Vice President of Seibels, Bruce &
                         Company since December, 1995. Previously held the position of Vice President from April, 1986. Employed by Company since
                         April, 1981.

Michael A. Culbertson 47  Group Vice President of Seibels, Bruce &
                         Company since December, 1995. Previously held positions of Senior Vice President of Claims and Vice President of Claims since June, 1995; Officer and Director of certain Company subsidiaries. Employee of the Company in various claims capacities since December, 1974.

James J. Owens    48     Group Vice President of Seibels, Bruce &
                         Company since January, 1996. Previously employed with Milwaukee Insurance Group from June, 1980 to December, 1995.

Mary M. Gardner   31     Vice President and Controller since July,
                         1994; Officer and Director of certain
                         Company subsidiaries.  From 1989 to 1994,
                         Assistant Controller of Mercury Insurance
                         Group, a group of property and casualty
                         insurance companies.

Priscilla C. Brooks 44   Vice President and Corporate Secretary
                         since June, 1995; Officer of certain
                         company subsidiaries. Corporate Secretary since February, 1995. Assistant Corporate
                         Secretary since 1982  Employed with the
                         Company since 1973.



                                      PART II


Item 5.Market for the Registrant's Common Stock and Related Security Holder Matters


(a)  Market Information

The Company's common stock is quoted and traded on The NASDAQ National Market, trading symbol "SBIG". The following table sets forth the reported high and low closing sales prices for such shares for each quarter during the two fiscal years ended December 31, 1995.


                                                     High          Low

1995

First Quarter                                     $ 3-1/16      $  7/8
Second Quarter                                       1-7/16        3/4
Third Quarter                                        1-1/32        3/4
Fourth Quarter                                       2-3/16        7/16


1994

First Quarter                                     $  2-1/16     $  1-1/4
Second Quarter                                       2             1-7/16
Third Quarter                                        3-1/8         1-3/4
Fourth Quarter                                       3             2-1/4



(b) Holders. As of March 1, 1996, there were approximately 2,589 holders of record of the Company's 16,772,686 outstanding shares of common stock, $1.00 par value. Not included in the outstanding shares is 6,250,000 shares issued without voting rights pending the special shareholders' meeting in the second quarter of 1996.

(c) Dividends. There were no dividends on the Company's common stock for 1995, 1994 or 1993. See Note 8 of Notes to Financial Statements included under
     Item 8 for a description of restrictions on the Company's present and future ability to pay dividends.





Item 6.  Selected Financial Data

The following selected financial data for each of the five years ended December 31, 1995 is derived from the audited consolidated financial statements of the Company. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included elsewhere herein.


                              1995      1994      1993      1992      1991
                            (thousands of dollars, except per share amounts)
                          ---------------------------------------------------
FINANCIAL CONDITION
Total investments         $  44,302   $  61,868  $118,467  $156,934  $180,096
Total assets                224,005     255,935   324,695   461,136   473,235
Long-term debt                    -           -     1,694    24,934     8,853
Shareholders' equity         10,187         650    13,902    14,219    46,669
Per share                      0.61        0.04      1.85      1.90      6.23

RESULTS OF OPERATIONS
Revenues
Insurance
Property and casualty
 premiums                 $  10,384   $  14,718  $ 55,331   $117,172 $124,487
Credit life premiums            890       1,801     3,207      4,247    4,898
Commission and service
 income                      49,572      60,669    41,625     35,943   35,396
Net investment and other
 interest income              4,330       6,226     7,090     12,960   17,445
Realized gains (losses)
 on investments                 164      (6,327)    1,969      7,040    3,938
Other income                    843       2,673     4,697      4,019    5,144

Total revenues              $66,183   $  79,760  $113,919   $181,381 $191,308


Income (loss) before
 extraordinary item          $1,152    $(19,074) $(10,249)  $(32,666)$(16,843)
    Per share                  0.07       (1.72)    (1.37)     (4.36)   (2.25)

Extraordinary item - gain from
 extinguishment of debt, net
 of income taxes                  -    $      -   $ 9,235   $      -  $     -
       Per share                  -           -      1.23          -        -

     Net income (loss)       $1,152   $(19,074)  $(1,014)  $(32,666) $(16,843)
     Per share                 0.07      (1.72)    (0.14)     (4.36)    (2.25)

     Cash dividends          $    -   $      -   $     -   $      -  $  2,696
     Per share                    -          -         -          -       .36

                                      PROPERTY AND CASUALTY STATUTORY
                                            UNDERWRITING RATIOS
Losses and loss adjustment expenses
 to premiums earned           124.4%     227.0%    105.3%     107.1%    93.9%

Ratio of net premiums written to
 ending statutory policyholders'
 surplus                       0.56       N/A*      1.00       5.95      2.30

*1994 ratio results are negative

(See Item 7 and Notes to Financial Statements included under Item 8.)




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The selected financial data and consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion as they contain important information for evaluation of the Company's financial condition and operating results.

                               OVERVIEW

The Company incurred a loss from operations in each of the four years ending December 31, 1994. A recapitalization plan was initiated in 1993. At that time, bank debt was extinguished, resulting in an extraordinary gain, net of income taxes, in the amount of $9.2 million. The note payable of $10.0 million was cancelled in June of 1994 and exchanged for 7 million newly issued shares of the Company's common stock. During the first quarter of 1995, a common stock rights offering was successfully completed, and $5 million of additional capital was raised and contributed to the insurance subsidiary. In addition, the Company entered into a $2 million promissory note in the second quarter of 1995. The proceeds of the note were also contributed to the capital of the insurance subsidiary.

The Company has also revised its strategic direction. The new management of the Company generated a transitional operating plan which focuses on the Company's core operations (defined to be fee income producing activities) while reducing the amount of underwriting risk to which the Company has historically been exposed. The Company ceased to underwrite commercial lines of business in 1993, and entered into a General Agency Agreement to market the business for an unaffiliated issuing company.

During 1994, the Company elected to commute its workers compensation loss reserves associated with participation in the National Council on Compensation Insurance. In addition, a long standing dispute regarding the 1985 sale of a subsidiary was settled during the year. These two transactions resulted in an increase in earnings of $3.3 million. However, the transactions also generated a cash outflow of $25.4 million and necessitated the unplanned sale of secur-ities at a loss of $2.6 million.

The Company also engaged additional actuarial consultants at the conclusion of 1994. Based upon this actuarial input, loss and adjusting expense reserves were increased significantly during the fourth quarter. Largely as a consequence of this reserve strengthening, the Company incurred a net loss of $19.1 million for the 1994 year. The portion of incurred losses and loss adjusting expenses that related to claims occurring in prior years amounted to $17.0 million. Absent this development on prior year reserves and the realized capital losses of $6.3 million, the Company would have been profitable for the 1994 year. The significant reserve strengthening resulted in a statutory deficit for one of the insurance company subsidiaries. The Company suspended underwriting new and renewal personal lines of business in the second quarter of 1995, and does not anticipate resuming such activities until sufficient capital has been raised to support these risks, and strategic plans are in place to underwrite profitably.

Certain operations that were not considered to be an integral part of the operations have been sold. These included the credit life and accident and health operations in 1993,the premium financing operations in 1994, and a travel agency in 1995. Each of these operations were sold at a profit. During the first quarter of 1996, the Company agreed to sell Consolidated American Insur-ance Company, an inactive subsidiary.

During 1995, the Company replaced its Chief Executive Officer and Chief Financial Officer. The Company achieved its first year of operating profits of the current decade, and significantly reduced the cash outflow from operations. The new management undertook significant cost reductions, including a 35% reduction in work force during 1995. The 1995 profit was largely a result of this expense control and the lack of significant loss reserve development since the 1994 reserve strengthening.

                        RESULTS OF OPERATIONS

The net income for 1995 was $1.2 million ($0.07 per share). The income came from the servicing activities of the Company, while the loss from property and casualty underwriting was significantly reduced. Both segments enjoyed reduced operating costs. The net loss for 1994 was $19.1 million ($1.72 per share). The principal factors influencing the loss were the increase in estimated losses and adjusting expenses for claims occurring in prior years of $17.0 million, the settlement of a long standing dispute at an additional cost of $2.9 million, realized losses on security sales of $6.3 million, and were offset in part by commuting outstanding liabilities with the National Council of Compensation Insurance in an amount that was $6.1 million less than the outstanding re-serves. The operating loss for 1993 was $10.2 million ($1.37 per share). An extraordinary gain from the extinguishment of debt in the amount of $9.2 million ($1.23 per share) reduced the net loss for the year to $1.0 million ($.14 per share).

Fee-generating Activities

Fee-generating activities are predominantly related to acting as a servicing carrier for the South Carolina and North Carolina automobile reinsurance facilities, and for the WYO National Flood Insurance Program. The Company bears no underwriting risk for the business processed and administered as a servicing carrier.

The Company began in 1993 to produce business in its MGA capacity for an unaffiliated insurance carrier. The Company receives a commission for produ-cing, underwriting, and servicing such business. In addition, the Company began in 1994 to act as a servicing carrier for the Kentucky Assigned Risk Plan.

The following table reflects the major components of commission and service revenue and pre-tax operating profit for 1995, 1994, and 1993:


                                             1995      1994      1993
                                              (thousands of dollars)
                                          ------------------------------
          Commission and  service income
            Servicing carrier             $  42,678  $ 53,207  $ 35,810
            MGA                               6,734     7,094     5,092
            Other                               160       368       723
                                           -----------------------------
              Total                       $  49,572  $ 60,669  $ 41,625
                                           ==============================

          Pre-tax operating profit        $   5,641  $ 10,109 $   4,321
                                            ============================



The change in revenues and pre-tax operating profit in 1995 compared to 1994 is primarily attributable to changes in the South Carolina Reinsurance Facility ("SCRF"). With respect to the Company's servicing carrier activities for the SCRF, the South Carolina legislature passed a joint resolution requiring that servicing carrier contracts, which previously had been awarded based on application, be put out for bid. The Company, through this bid process, was selected as one of three servicing carriers for the facility for a new five year contract period from October 1, 1994 to September 30, 1999. In response to the competitive aspect of this bid, the Company had to reduce its commission rates. While the Company did not retain the ongoing block of business that it was servicing, which was the largest of the three blocks, it was awarded the next largest. The premium volume on the previously held block was $82 million; the volume of the new block amounted to $64.2 million for the 1995 year. This decrease in volume, in combination with lower servicing rates, resulted in $11.3 million less commission earned in 1995 than in 1994.

The Company serviced $28.6 million of flood insurance premiums through the WYO program in 1995 ($29.5 million in 1994). It is among the ten largest companies
acting in that capacity.    Approximately 45% of the Company's volume in this
program comes from Florida. Since the Company left Florida's voluntary marketplace in 1993, the percentage of premium volume generated in that state in 1995 and 1994 has been reduced approximately 21% and 14%, respectively, due to competition from other WYO companies. While this premium decrease has not significantly influenced income in 1995, the commission income earned on claims was positively affected in 1995 due to flood claims resulting from Hurricane Opal. Commission income related to claims increased $1.1 million when compared to 1994.

The decrease in operating profit of $4.5 million in 1995 over 1994 is due to the decrease in revenues previously mentioned, partially offset by expenses related to servicing the contracts. The increase in operating profit of $5.8 million in 1994 over 1993 is primarily attributable to two factors: 1) a reduction in allocated loss adjustment expenses associated with the South Carolina Reinsur-ance Facility (the "Facility"), and 2) an increase in the component of the Facility fee based upon claim payments, which rose substantially during 1994.



Property and Casualty Underwriting

In 1993, the Company took actions to significantly reduce premium writings, due in part to the impact of Hurricane Andrew. Voluntary underwriting activities were being conducted only in the five states of South Carolina, North Carolina, Georgia, Kentucky, and Tennessee through the second quarter of 1995. At that time, the Company began the year long process of non-renewing the business, with the exclusion of North and South Carolina automobile liability business which is 100% ceded to the respective reinsurance facilities. The Company's commercial business in the five states, which had been produced for its own risk, is now being produced under an MGA arrangement for the risk of an unaffiliated insur-ance carrier. The Company also withdrew from the workers' compensation market in all states.

A.M. Best, the industry's leading rating authority, last assigned the Company a group rating of NA-9 ("Not Assigned-Company Request"). A.M. Best is an independent company which rates insurance companies based on their judgement of factors related to the ability to meet policyholder and other contractual obligations. The rating is not directed toward the protection of investors. A low rating would not directly affect the Company's servicing carrier or MGA operations. The Company believes the lack of a rating does not have a material impact on its personal lines business as this business can be maintained because of the quality of its agency relationships and because these lines are generally not as sensitive to the rating of the insuring company as for commercial line business.


Underwriting Results

The Company ceased to underwrite commercial lines in 1993 and has withdrawn from retaining any underwriting risk until sufficient capital has been raised to support such risks. The following table presents net premiums earned and loss ratios for the last three years:


                             1995             1994              1993
                     ---------------   ---------------   ----------------
                     Premiums   Loss   Premiums   Loss   Premiums   Loss
                     Earned     Ratio  Earned    Ratio   Earned     Ratio
                                (thousands of dollars)
                    -------------------------------------------------------
Automobile lines   $  6,962    72.4%  $12,655   119.3%$   22,336    71.1%
All other lines       3,422   230.2%    2,063   887.4     32,995   128.5
                    ----------------------------------------------------
     Totals        $ 10,384   124.4%  $14,718   227.0%   $55,331   105.3%
                    ====================================================


Several key ratios are used in the industry to measure underwriting results. The pure loss ratio is the ratio of losses incurred to premiums earned. The loss adjustment expense ratio is the ratio of loss adjustment expenses incurred to premiums earned. The sum of these two ratios is called the loss ratio.

In 1993, $9.6 million of premiums written were assumed as reinsurance or pool participations, substantially all resulting from various residual market pools. The 1995 and 1994 amounts of $0.5 million and $2.2 million, respectively, were not significant due to withdrawing from the NCCI pool. Of $108.6 million of ceded premiums in 1995 ($131.5 million in 1994 and $145.2 million in 1993), $102.5 million ($122.0 million in 1994 and $120.1 million in 1993) was related to premiums written as fee-generating business.

The following is a breakdown of percentages of net premiums written in each of the Company's principal states for 1995, 1994, and 1993:


                                   % of Total Net Premiums Written
                                    1995         1994        1993
                                   --------------------------------
        California                   0.1%         0.4%        0.3%
        Florida                      0.1          2.2       (14.9)
        Georgia                      1.3          1.6        11.0
        Kentucky                     4.1          1.9         6.4
        Louisiana                    0.3          0.0         0.4
        North Carolina              39.3         53.4        52.8
        South Carolina              57.1         38.6        34.0
        Tennessee                   (2.9)         1.6         6.9
        Virginia                     0.5          0.9         0.9
        All other                    0.1         (0.6)        2.2
                                  -----------------------------------
        Total                      100.0%       100.0%      100.0%
                                  ===================================


The percentages for Tennessee in 1995 and for all other states in 1994 are negative due to the company's withdrawal from various states during the years presented, resulting in return premium volume. The percentage for Florida in 1993 is negative because the Company withdrew from that state by doing mid-term cancellations of policies in force, resulting in negative premiums written for the year.

Reserve deficiencies from prior years adversely affected 1995 by $3.4 million, 1994 by $17.0 million, and 1993 by $10.5 million. Such adverse reserve development is fully discussed following the tabular ten-year period analysis presented later in the reserves section.

Results for 1993 were impacted by losses of $4.2 million from the first quarter "Winter Storm of the Century," as well as a $1.0 million reduction due to a rate rollback in the state of North Carolina. Additionally in 1993, the Company began its withdrawal from the workers' compensation market in all states. The workers' compensation business had already been substantially downsized. As a result of participation in the National Workers Compensation Reinsurance Pool, the Company had recorded substantial losses for its allocable share of the business placed in this residual market. The total loss to the Company relative to this residual market was $2.8 million in 1993. During 1994, this residual market generated a profit of $4.9 million, largely due to a favorable impact of $6.1 million upon the commutation of outstanding losses.

In 1993, the Company commuted its $43.0 million casualty aggregate excess of loss reinsurance agreement which it had entered into in 1989. The Company reduced its reinsurance recoverable on ceded losses and loss adjustment expenses by $43 million, and received $42.9 million in U.S. Treasury Strips. The commu-tation had no material effect on underwriting results, or on net income.

Through various types of reinsurance, the Company reduces its net liability on individual risks. Prior to suspending the underwriting of net retained risk, a significant portion of the Company's covered risks were located in areas that are vulnerable to major windstorms. These risks are mitigated in part by using selective underwriting procedures and purchasing catastrophe property reinsur-ance protection to contain major losses. The Company's decision to non-renew all personal lines of business, excluding the automobile liability fee-generating business, should adequately protect the Company in the event of a catastrophic event.

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

The liability for losses on direct business is determined using case-basis evaluations and statistical projections. The liabilities determined under these procedures are reduced, for GAAP purposes, by estimated amounts to be received through salvage and subrogation. The resulting liabilities represent the Company's estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effects of changing trends in future claims frequency and/or severity. These estimates are continually reviewed and, as experience develops and new informa-tion becomes known, the liability is adjusted as necessary.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered,an increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends adjusted for changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary. The Company does not discount its loss and LAE reserves.

In 1993, the Company adopted FASB Statement No. 113, which significantly redefines reinsurance accounting rules and provides stringent requirements with respect to risk transfer and recognition of gains. In addition, the Statement requires ceded claims liabilities and ceded unearned premiums be reported as ceded reinsurance assets, rather than as a reduction to the respective liabil-ity. For SAP purposes, the ceded reinsurance reserves are still used to reduce the liability. There were no changes in the recognition of net losses incurred as a result of adopting FASB Statement No. 113. The only effect on the Company's GAAP financial statements was the reflection of the gross liability rather than the net liability for reserves. The Company does not have surplus relief rein-surance arrangements, multiple-year retrospectively-rated reinsurance, or assumption reinsurance transfers.

The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability per the balance sheet:



                                            1995      1994      1993
                                            (thousands of dollars)
                                        --------------------------------
Liability for losses and LAE at
 beginning of year:
  Gross liability per balance sheet      $ 166,698 $ 194,682 $ 257,603
  Ceded reinsurance recoverable
         reclassified as an asset          (88,731)  (76,221) (140,969)
                                           ----------------------------
  Net liability                             77,967   118,461   116,634
                                           ----------------------------
Provision for losses and LAE for
  claims occurring in the current year        9,546   16,451    47,776
Increase in estimated losses and LAE
  for claims occurring in prior years         3,375   16,957    10,509
                                            ---------------------------
                                             12,921   33,408    58,285
Losses and LAE payments for claims          ---------------------------
 occurring during:
    Current year                              7,014   10,291    26,499
    Prior years                              22,843   63,611    29,959
                                            ---------------------------
                                             29,857   73,902    56,458
                                            ---------------------------
Liability for losses and LAE at end of year:
   Net liability                             61,031    77,967   118,461
   Ceded reinsurance recoverable
     reclassified as an asset                84,492    88,731    76,221
                                           -----------------------------
  Gross liability per balance sheet        $145,523  $166,698  $194,682
                                           ============================


As reflected in the preceding table, each year was affected by reserves from prior years having been deficient in those earlier periods. The impact of this adverse development was $3.4 million in 1995, $17.0 million in 1994, and $10.5 million in 1993. Adverse reserve development will be fully discussed following the tabular ten-year period analysis presented later in this section.

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

The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows:


                                                      December 31,
                                                    1995        1994
                                                  (thousands of dollars)
                                                  -----------------------
Net liability on a SAP basis,
 as filed in annual statement                       $ 61,812 $  79,854
Assumed reinsurance liabilities recorded net             -      (1,147)
Estimated salvage and subrogation recoveries
 recorded on a cash-basis for SAP and on an
 accrual basis for GAAP                                 (781)     (740)
                                                     -------------------
Net liability on a GAAP basis, at year-end          $ 61,031  $  77,967

 Ceded reinsurance recoverable                        84,492     88,731
                                                     --------------------
Gross liability reported on a GAAP basis,
 at year-end                                        $145,523   $ 166,698
                                                    ====================


The following table reflects the loss and LAE development for 1995 and 1994 on a GAAP basis:


                             Unpaid Losses Re-estimated as     Cumulative
                                and LAE    of one year later  (deficiency)
                             ---------------------------------------------
                                       (thousands of dollars)
1995:

Gross liability                 $  145,523
Less: Reinsurance recoverable       84,492
                                  --------
Net liability                   $   61,031
                                  ========
1994:

Gross liability                 $  166,698       $ 180,859    $(14,161)
Less: Reinsurance recoverable       88,731          99,517     (10,786)
                                  --------        ---------   ---------
Net liability                   $   77,967       $  81,342    $ (3,375)
                                  ========        =========    ========


The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten-year period for retained business only:


                                       Year Ended December 31,

                         1985 1986 1987 1988 1989 1990 1991 1992 1993 1994 1995
                         ------------------------------------------------------
                                        (millions of dollars)
Liability for unpaid losses
     and LAE (SAP)       169  162  145  129  122  116  112  118  120   80   62

Cumulative liability paid through:
     One year later      101   94   82  104   78   77   63   30   63   24
     Two years later     158  142  150  141  121  116   50   84   82
     Three years later   193  194  173  166  145   93   91  101
     Four years later    235  211  191  183  115  125  104
     Five years later    247  224  203  151  139  136
     Six years later     257  233  174  170  149
     Seven years later   264  208  191  178
     Eight years later   241  223  198
     Nine years later    255  230
     Ten years later     262

Liability re-estimated as of:
     One year later      198  181  158  174  135  136  119  129  137    83
     Two years later     218  192  197  177  150  147  124  139  140
     Three years later   226  229  200  188  156  151  133  149
     Four years later    263  233  210  185  159  161  145
     Five years later    266  240  204  185  168  173
     Six years later     270  235  204  195  182
     Seven years later   266  235  213  208
     Eight years later   265  243  227
     Nine years later    274  256
     Ten years later     287

Cumulative (deficiency) (118) (94) (82) (79) (60) (57) (33) (31) (20)   (3)
                        ===================================================


The preceding table presents the development of balance sheet liabilities on a SAP basis for 1985 through 1994. The top line of the preceding table shows the initial estimated liability on a SAP basis. This liability represents the estimated amount of losses and LAE for claims arising in years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported.

The next portion of the preceding table reflects the cumulative payments made for each of the indicated years as they have developed through time. This table has been adjusted for a modification made to 1994 paid losses on a GAAP basis, not recorded for statutory net losses incurred. On a statutory basis, the modification is a reclassification only and has no effect on income. Additionally, a ceded reinsurance commutation during 1993 for $43 million re-duced the gross asset for reinsurance recoverable on losses and loss adjustment expenses. Since investments were increased $42.9 million, total assets were basically unchanged. Under the gross method of reporting the liability for losses and LAE, the commutation had no effect on liabilities. The 1993 expense for losses and LAE was also unaffected, because the reduction in the asset for reinsurance recoverable served to increase the expense, while the securities received served to decrease the expense. For these same reasons, the re-estimated liability shown on the ten-year development table was also not affected. The 1993 impact on the cumulative liability paid on the ten-year development table, which was reduced by the value of the securities received, was as follows (in millions of dollars):


                                    Cumulative    Add Back      Cumulative
                                    Liability    Commutation     Liability
                                      Paid As      Reduction     Paid As
                                      Reported     To Paid       Adjusted
                                    ---------------------------------------
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

In evaluating this information, it should be noted each amount includes the effects of all changes in amounts for prior periods. This table does not pre-sent accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accor-dingly, it may not be appropriate to extrapolate future redundancies or defi-ciencies based on this table.

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

The adverse loss reserve development in 1992 through 1995 is primarily attributable to business other than the Company's core southeastern business. Business the Company is required to accept through various mandated pools and associations contributed $2.9 million in 1993 ($1.7 million in 1992). This business relates primarily to the National Workers' Compensation Reinsurance Pool. The Company started limiting the burden from this pool by restricting direct workers' compensation premiums beginning in 1990, and in late 1992 made the decision to discontinue writing any new or renewal workers' compensation business. During 1994, liabilities associated with this Pool were commuted, eliminating exposure to further development for the Pool, and producing a $6.1 million reduction in the adverse development for 1994.

The majority of the adverse reserve development in 1989 was related to accident years 1982-1985 and the business produced by the former West Coast operation. The Company purchased that operation in 1981. The problem West Coast lines were primarily commercial automobile liability and other liability, including a substantial amount of contractors' and subcontractors' liability coverages. These claims turned out to have greater severity and much longer development periods than the Company had previously experienced. It was not until 1989 that the full extent of the problems started to become clear. The Company added $30 million to its reserves for that business in 1989, and until 1992 had no further adverse development. As of December 31, 1995, the Company has $19.4 million of reserves established for this business.

A part of the Company's reserve for losses and LAE is set aside for environmental, pollution and toxic tort claims. These claims relate to business written by the West Coast operation prior to 1986. At December 31, 1993, the reserves on these claims was $23.4 million. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on them is limited to 50% of the loss and reimbursement of the Company's 50% does not begin until the other company pays out subsequent to June 7, 1994 a total of $20 million in losses. The settlement also has policyholder surplus safeguards to the benefit of the Company built in to it. Future obligations, if any, are not likely to become payable for several years. Management has evaluated the estimated ultimate liability of this business and has concluded that the development of this settlement should not have a material impact on the company.

Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1995:

          Pending, December 31, 1994      89
          New claims received             18
          Claims settled                 (22)
                                         ----
          Pending, December 31, 1995      85
                                         ====


The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance through 1980 of $100,000, and $500,000 after that date. The claims are reserved as follows at December 31, 1995 ($ in thousands):

          Case reserves               $ 2,229
          IBNR reserves                 8,675
          LAE reserves                  3,453
                                      -------
          Total                       $14,357
                                      =======


The above claims involve 11 Superfund sites, 5 asbestos or toxic tort claims, 10 underground storage tanks and 59 miscellaneous clean-up sites.

For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

The Company has consistently strived for reserve adequacy. Prior to 1992, thorough actuarial reviews were performed only at year-end. In 1992, an interim review was done. Additionally, the Company refined its estimate of the IBNR component of loss reserves to help ensure the timely recognition of current year losses and the adequacy of the IBNR for prior years' losses. At the end of 1994, the new management engaged an additional consultant to review the adequacy of loss reserves. This review resulted in management recording additional reserve strengthening at December 31, 1994. The 1995 results along with the results of reviews performed by independent actuaries at June 30, 1995 and December 31, 1995 bear out management's belief that the reserves are sufficient to prevent prior years' losses from adversely affecting future periods; however, estab-lishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.



Investments and Realized Gains

The following table shows net investment income, realized gains, and the amount of the investment portfolio at the end of the year for 1995, 1994, and 1993:



                                1995      1994      1993
                                  (thousands of dollars)
                                --------------------------

Net investment income       $    3,176  $  5,321  $  5,455
Realized gains (losses)            164    (6,327)    1,969
                                --------------------------
     Total investments          44,302    61,868   118,467
                                ==========================


At December 31, 1995, 23.3% of total investments were committed to short term investments, compared to 33.0% at the end of 1994. Investments in U.S. Government bonds were 93.6% of the fixed maturities at the end of 1995,and 87.1% at the end of 1994. The Company has no "junk bonds" in its portfolio.

In May 1993, FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 classified securities into three categories: held-to-maturity, trading, and available-for-sale. The Company's securities are currently classified as, and will continue to be classified as, available-for-sale. Statement No. 115 requires available-for-sale securities to be reported at estimated market value and the unrealized gains and losses be reported in a separate component of shareholders' equity. The Company adopted Statement No. 115 effective January 1, 1994.

Given the negative cash flow from operations, all fixed maturities are con-sidered available-for-sale. Accordingly, they are carried at market value as of December 31, 1995 and 1994. The market values of the fixed maturity invest-ments were $0.4 million above book value at the end of 1995 compared to $2.4 million below book value at the end of 1994. The weighted average yield of the fixed maturity investments was 5.9% for both 1995 and 1994.

During 1994, the Company was forced to sell bonds to meet cash requirements while interest rates were rising. This action resulted in significant realized losses. A declining interest rate environment in 1993 resulted in realized gains related to fixed maturity and equity investments. The 1993 gains were taken primarily in the bond portfolio to shorten maturities, maximize liquidity, and increase surplus.

Other Operations

Investors National Life Insurance Company of South Carolina was formed in 1993 to assume the run-off of the business written through Investors National Life Insurance Company, which, prior to its sale late in 1993, had provided credit life and credit accident and health insurance through banks, savings and loan institutions and automobile dealers. The pre-tax (loss) income of Investors National was $4,000,$(677,000)and $44,000 in 1995, 1994 and 1993, respectively.
The loss in 1994 was due primarily to realized investment losses, compared to gains in 1995 and 1993.

In February 1994, Policy Finance Company was formed to handle the administration of the assets retained in the sale of Premium Service Corporation. Pre-tax income of PFC was $74,000 in 1995, $538,000 in 1994, and $470,000 in 1993. The
Company has no plans to continue its own premium financing activity.

Effective January 1, 1995, Forest Lake Travel Service, a subsidiary travel agency, was sold. FLT's pre-tax income was $95,000 in 1994 and $420,000 in 1993. The sale generated an insignificant gain in the first quarter of 1995.

All of the above operations were sold because of management's emphasis on restructuring the Company's core business. All of these sales were made at a gain. Future years' operations are not anticipated to be significantly impacted by these sales.


Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provision of the enacted tax laws.

The 1995 and 1994 provision for income taxes on operations of insignificant amounts resulted from certain life insurance taxable income and state income taxes that cannot be offset by tax operating losses.

In 1993, the Company recognized an income tax benefit from operations of $4.8 million and a $5.6 million income tax expense on the extraordinary gain from debt extinguishment. The net tax expense of $0.8 million includes the tax effect of certain life insurance taxable income and state income tax expense that cannot be offset by tax loss carryovers.

The Company has unused tax net operating loss carryforwards and capital loss carryforwards of $97.9 million for income tax purposes. However, due to a "change in ownership" condition that occurred in 1995, the Company's use of the net operating loss carryforwards are subject to limitation in future years to an amount estimated to be in the range of approximately $2.5 million to $3.0 million per year.

Based on its recent earning history, the Company has determined that a valuation allowance of $19.9 million should be established against the net deferred tax asset at December 31, 1995.

                    CAPITAL RESOURCES AND LIQUIDITY

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include premium collections, service fee income, investment income and sales and maturities of investments.

As the Company deliberately downsizes its exposure to underwriting risk, premium collections decline at a much faster pace than the decline in claim payments. Consequently, operations have used net cash in operating activities of $21.7 million in 1995, $44.6 million in 1994, and $43.6 million in 1993. During 1994, cash disbursements included $25.4 million for the non-recurring commutation of NCCI liabilities and a dispute settlement regarding a previously sold subsidi-ary. The 1993 cash used in operating activities would have been $43 million greater than the actual cash used had it not been for a non-recurring commu-tation of reinsurance ceded which produced a cash receipt in the amount of the reinsurance recoverable.

Cash flows from financing activities in 1995 includes $5.3 million the Company raised from a stock rights offering and $2.0 million provided by an investor in exchange for a promissory note. The 1994 cash used in operating activities necessitated unplanned liquidation of long term bonds. Because this occurred during a period of declining bond values, the Company incurred $6.3 million of realized losses on the sale of these securities. While operations for 1996 are anticipated to use cash, the amount projected is less than the $16.6 million of cash and temporary investments held at December 31, 1995. Hence, no unplanned sales of securities are anticipated during 1996.

There have been no shareholder dividends declared during the last three years, and there is not a likelihood that any will be considered during 1996. Long-term debt outstanding has been reduced to an insignificant amount as a conse-quence of the exchange of debt for common shares during 1994.

The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The National Association of Insurance Commissioners has adopted risk based capital requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks such as asset quality, asset and liability matching,loss reserve adequacy, and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by ratio of the companies' regulatory total adjusted capital to its authorized control level RBC (as defined by the NAIC). Three insurance subsidiaries of the Company have December 31, 1995 ratios of total adjusted capital to RBC that are comfortably in excess of the level which would prompt regulatory action.

One of the Company's insurance subsidiaries fell below the minimum required statutory surplus at December 31,1994. During the first half of 1995, capital contributions of $7.4 million were completed which strengthened the statutory surplus of the subsidiary. As of December 31, 1995, the subsidiary has statu-tory surplus in excess of the minimum required amount, but less than the authorized control level of RBC. This shortfall is being addressed by various means, including a planned capital contribution of over $6 million in the second quarter of 1996.


Item 8.   Financial Statements and Supplementary Data
            (continued on following page)


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
The Seibels Bruce Group, Inc.:


We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (a South Carolina corporation) (the Parent Company) and subsidiaries (collectively the Company ), as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders equity and cash flows for each of the three years in the period ended
December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, effective January 1, 1994, the Company changed its method of accounting for investments in debt securities.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, III, V, VI, VIII and X as of December 31, 1995 and for each of the three years in the period ended December 31, 1995 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial state-ments. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Columbia, South Carolina
March 29, 1996


THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                                  1995           1994
                                                 (thousands of dollars)
ASSETS
Investments:
Fixed maturities available for sale,
 at market (cost of $33,171  at 1995
 and $41,321 at 1994)                              $33,581     $38,941
Equity securities available-for-sale,
 at market (cost of $222 at 1995 and
 $540 at 1994)                                         377         458
Short-term investments, including temporary
 investments of $10,235  ($20,243 at 1994)          10,310      20,458
Mortgage loan on real estate, at estimated
 realizable value (cost of $2,949 at 1994)               -       1,965
Other long-term investments                             34          46
       Total investments                            44,302      61,868
Cash, other than invested cash                       6,339           -
Accrued investment income                              697         809
Premiums and agents' balances receivable, net        7,005      13,028
Reinsurance recoverable on paid losses
 and loss adjustment expenses                       27,423      30,277
Reinsurance recoverable on unpaid losses
 and loss adjustment expenses                       84,492      88,731
Property and equipment, net                          5,396       6,270
Prepaid reinsurance premiums - ceded business       43,469      48,483
Deferred policy acquisition cost                       293         899
Other assets                                         4,589       5,570
                                                  --------------------
        Total assets                             $ 224,005   $ 255,935
                                                  ====================
LIABILITIES
Losses and claims:
Reported and estimated losses and claims
                     - retained business         $  47,445   $  63,074
                       ceded business               74,918      74,141
Adjustment expenses - retained business             13,586      14,893
                       ceded business                9,574      14,590
Unearned premiums:
     Property and casualty - retained business       1,900       6,238
                  ceded business                    43,469      48,483
Credit Life                                            758       1,570
Balances due other insurance companies              12,438      19,119
Notes payable                                        2,476         439
Other liabilities and deferred items                 7,254      12,738
                                                  --------------------
       Total liabilities                         $ 213,818   $ 255,285
                                                  --------------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized
 5,000,000 shares, none issued or outstanding          -           -
Common stock, $1 par value, authorized
 25,000,000 shares, issued and outstanding
 16,772,686 shares 14,500,534 shares at 1994)       16,773      14,501
Additional paid-in capital                          34,080      30,983
Unrealized gain (loss) on investments                  401      (2,615)
Accumulated deficit                                (41,067)    (42,219)
                                                   --------------------
        Total shareholders' equity                  10,187         650
                                                   ---------------------
Total liabilities and shareholders' equity        $224,005     $255,935
                                                  ======================


The accompanying notes are an integral part of these consolidated financial statements.


THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                             1995      1994      1993
                               (thousand of dollars except per share amounts)
                               ----------------------------------------------
Premiums:
   Property and casualty premiums earned    $10,384  $ 14,718  $ 55,331
   Credit life premiums earned                  890     1,801     3,207
Commission and service income                49,572    60,669    41,625
Net investment income                         3,176     5,321     5,455
Other interest income                         1,154       905     1,635
Realized (losses) gains on investments          164    (6,327)    1,969
Other income                                    843     2,673     4,697
                                            ---------------------------
       Total revenue                         66,183    79,760   113,919
                                            ---------------------------
Expenses:
Property and casualty:
     Losses and loss adjustment expenses     12,921    33,408    58,285
     Policy acquisition costs                 3,794     5,538    17,628
     Credit life benefits                       545       770     1,374
     Interest expense                           308       321     2,527
     Other operating costs and expenses      47,465     58,768   49,116
                                             --------------------------
       Total expenses                        65,033    98,805    128,930
                                             ---------------------------
Income (loss) before income taxes and
 extraordinary item                           1,150   (19,045)  (15,011)

Provision (benefit) for income taxes             (2)       29   ( 4,762)
                                             ----------------------------
Income (loss) before extraordinary item       1,152   (19,074)  (10,249)

Extraordinary item - gain from extinguishment
 of debt, net of income taxes                     -         -      9,235
                                              ---------------------------
 Net income (loss)                           $ 1,152 $ (19,074)$  (1,014)
                                               ==========================


Per share:
    Income (loss)  before extraordinary item   $0.07    $(1.72)  $ (1.37)
     Extraordinary item                           -         -        1.23
                                              ----------------------------
     Net income (loss)                         $0.07 $   (1.72)   $ (0.14)
                                              ============================

The accompanying notes are an integral part of these consolidated financial statements.



THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Year Ended December 31,
                                               1995      1994       1993
                                                (thousands of dollars)
                                              ----------------------------
Common stock outstanding:
 Beginning of year                            $ 14,501  $ 7,501   $ 7,501
 Stock issued in connection with rights
   offering                                      2,217        -         -
 Stock issued to employee benefit plans             20        -         -
 Stock issued as non-employee
    director compensation                           35        -         -
 Stock issued in exchange for cancellation
   of note payable                                   -    7,000         -
                                               ----------------------------
 End of year                                  $ 16,773 $ 14,501   $ 7,501
                                               ===========================

Additional paid-in capital:
 Beginning of year                            $ 30,983 $ 27,983  $ 27,983
 Stock issued in connection with rights
   offering                                      3,104        -         -
 Stock issued to employee benefit plans            (3)        -         -
 Stock issued as non-employee
   director compensation                           (4)        -         -
 Stock issued in exchange for cancellation
   of note payable                                  -     3,000         -
                                               ---------------------------
  End of year                                 $ 34,080 $ 30,983   $ 27,983
                                               ===========================

Unrealized gain (loss) on securities:
 Beginning of year                            $ (2,615)$  1,563   $    866
 Cumulative effect of change in accounting -
   adoption of FASB 115                              -      841         -
 Change in unrealized gains on
   securities                                    3,016   (5,019)       697
                                               -----------------------------
 End of year                                  $    401 $ (2,615)  $  1,563
                                               =============================

Accumulated deficit:
 Beginning of year                            $(42,219) $(23,145) $(22,131)
 Net income (loss)                               1,152   (19,074)   (1,014)
                                               ----------------------------
 End of year                                  $(41,067) $(42,219) $(23,145)
                                               ============================

Total shareholders' equity                    $ 10,187  $    650  $ 13,902
                                                ==========================

The accompanying notes are an integral part of these consolidated financial statements.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) In Cash And Temporary Cash Investments

                                              Year Ended December 31,
                                              1995       1994      1993
                                              (thousands of dollars)
                                           -----------------------------
Cash flows from operating activities:
 Net income (loss)                         $  1,152  $(19,074) $ (1,014)
 Adjustments to reconcile net loss to net     --------------------------
   cash used in operating activities:
   Depreciation                                 925       739       638
   Realized (gains) losses on investments      (164)    6,327    (1,969)
   Extraordinary gain from extinguishment of debt,
   gross of income taxes                          -         -   (14,793)
   Change in assets and liabilities:
   Accrued investment income                    112       278       354
   Premium and agents' balances
     receivable, net                          6,023       690    13,292
   Premium notes receivable                       -    11,120      (384)
   Reinsurance recoverable on losses and
     loss adjustment expenses                 7,093    (8,943)   59,882
   Prepaid reinsurance premiums -
      ceded business                          5,014     6,443     6,342
   Deferred policy acquisition costs            606     2,943    11,943
   Unpaid losses and loss adjustment
      expenses                              (21,175)  (26,837)  (62,921)
   Unearned premiums                        (10,164)   (8,719)  (46,071)
   Balances due other insurance companies    (6,681)   (8,657)    2,118
   Current income taxes payable                  42      (571)      784
   Funds held by reinsurers                       -        97     1,557
   Outstanding drafts and bank overdraft     (3,891)   (3,336)  (10,338)
   Other - net                                 (603)    2,892    (3,007)
                                           -----------------------------
    Total adjustments                      ( 22,863)  (25,534)  (42,573)
                                           -----------------------------
Net cash used in operating activities      ( 21,711)  (44,608)  (43,587)
                                           -----------------------------
Cash flows from investing activities:
Proceeds from investments sold               10,804  143,609     63,794
Proceeds from investments matured             2,030       45     11,060
Cost of investments acquired                 (4,201) (88,041)   (93,565)
Change in short-term investments - net          140      716        589
Proceeds from mortgage loan receivable
 collected                                     1,965       -          -
Proceeds from property and equipment sold         57      655        667
Purchases of property and equipment              (92)  (2,418)       (42)
                                            -----------------------------
Net cash provided by (used in) investing
 activities                                   10,703     54,566   (17,497)
                                            ------------------------------
Cash flows from financing activities:
  Stock issued to employee benefit plans          18        -          -
  Proceeds from stock rights offering          5,321        -          -
  Proceeds from (repayment of) notes payable   2,000     (1,934)     (219)
                                             -----------------------------
Net cash used in financing activities          7,339   (1,934)      (219)
                                             -----------------------------
Net increase (decrease) in cash and temporary
      cash investments                        (3,669)   8,024    (61,303)
Cash and temporary cash investments,
  January 1                                   20,243     12,219    73,522
                                             -----------------------------
Cash and temporary cash investments,
  December 31                               $ 16,574  $  20,243  $ 12,219
                                             ============================
Supplemental Cash Flow Information:
     Interest paid                           $    96  $     210  $    246
     Income taxes paid (received)                (44)       600         4

Noncash Investing Activities:
 Notes payable exchanged for common stock    $     -  $  10,000   $     -
 Notes payable exchanged for accrued
   interest                                       37        439         -
 Extinguishment of debt through cancellation
   of debt in exchange for new debt                -          -   $ 14,794


The accompanying notes are an integral part of these consolidated financial statements.


THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations, Principles of Consolidation and Presentation

The Seibels Bruce Group, Inc. (the "Company") is the parent company of South Carolina Insurance Company ("SCIC") and Seibels Bruce and Company ("SBC"). SCIC and its property and casualty insurance subsidiaries provide servicing carrier activities for several state and federal insurance facilities, and SBC provides MGA services to an unrelated insurance company. Prior to mid 1995, SCIC and its property and casualty subsidiaries also underwrote business for its own account primarily in the auto physical damage, private passenger auto liability and fire and allied lines in the Southeast.

For the fiscal years ended December 31, 1994 and 1993, the Company reported significant operating losses and net cash used in operating activities. In addition, the amended regulatory filings by the insurance subsidiaries at December 31, 1994 indicated a consolidated statutory capital and surplus which was substantially below the minimum required by the South Carolina Department of Insurance.

During 1995, new management has taken measures to improve the Company's finan= cial condition and results of operations including raising capital through 1) a rights offering completed in January 1995 and 2) borrowing from the major investor (See Note 5). The proceeds from both transactions were contributed to SCIC as statutory surplus. Continued capital transactions that have closed sub-sequent to December 31, 1995 include 1) in January 1996, a group of investors acquired 6,250,000 shares of common stock, subject to certain approvals
(see Note 15 and 2) on March 29, 1996, a group of investors purchased 1,635,000 shares of common stock (see Note 15). Additional actions taken by management include insurance suspension of retaining insurance risk on contracts written, effective in the second quarter of 1995.

During the fiscal year ended December 31, 1995, the Company reported a reduction in net cash used in operating activities. In addition, the regulatory filings by SCIC at December 31, 1995 indicate that consolidated statutory capital and surplus exceed the statutory minimums.

The Company has developed and begun implementation of a business and operating plan which incorporates activities to produce siginificant cost reductions, attract additional capital, and sell Consolidated American Insurance Company (a dormant insurance subsidiary). The plan indicates a continuation of adequate statutory capital and surplus.

The accompanying consolidated financial statements have been prepared in con-formity with generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain classifications previously presented in the consolidated financial statements for prior periods have been changed to conform to current classi-fications.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of con-tingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of man-agement, such differences would not be significant.

Cash and Temporary Cash Investments

For purposes of the Statements of Cash Flows, the Company considers both cash and temporary cash investments within the caption "Cash and temporary cash investments" to be those highly liquid investments purchased with an initial maturity of three months or less. At December 31, 1994, the Company had book cash overdrafts of $3.9 million, which are classified as "other liabilities" in the accompanying balance sheet. At December 31, 1995, the Compnay had no book cash overdrafts.

Fair Value of Financial Instruments

The fair value of fixed maturities, equity securities, short-term investments, mortgage loans on real estate, other long-term investments, cash and accrued investment income was $55.0 million and $62.7 million at December 31, 1995 and 1994, respectively. The fair values of cash and short-term investments approximate carrying value because of the short maturity of those instruments. Fixed maturities and equity securities fair values were determined in accordance with methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices. The fair value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist. The fair value of mortgage loans on real estate is at net realizable value. Premium and agents' balances receivable are carried at their historical costs which approximate fair value as a result of timely evaluation of recoverability and allowance for uncollectible amounts.

The fair value of debt was $2.5 million and $0.4 million at December 31, 1995 and 1994, respectively. The fair value of debt is estimated to be its carrying value based on the current rates offered for debt having the same or similar terms, and remaining maturities.

Property and Casualty Premiums

Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata method. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including substantial
amounts related to business produced as a servicing carrier.    A reconciliation
of direct to net premiums, on both a written and an earned basis is as follows (See Note 12):


                   1995                1994                  1993
                             (thousands of dollars)
          ---------------------------------------------------------------
            Written    Earned    Written    Earned    Written      Earned
          ---------------------------------------------------------------
Direct   $ 114,184   $ 122,912  $ 140,683  $ 146,481  $ 153,073   $ 196,386
Assumed        422       1,232      5,332      2,275      9,572      10,503
Ceded     (108,560)   (113,760)  (131,478)  (134,038)  (145,216)   (151,558)
         -------------------------------------------------------------------
Net      $   6,046   $  10,384  $  14,537  $  14,718  $  17,429   $  55,331
         ===================================================================


The amounts of premiums pertaining to catastrophe reinsurance that were ceded from earned premiums during 1995, 1994 and 1993 were $0.8 million, $1.7 million and $4.4 million, respectively.

Credit life premiums are reflected in income when earned as computed on a monthly pro-rata method for level term premiums and on a sum-of-the-digits method for decreasing term premiums.

Commission and Service Income

Commission and service income is predominantly derived from servicing carrier activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Beginning in 1993, a portion of commission income is also derived from business produced by the Company as a Managing General Agent. The Company receives commissions for producing and underwriting the business as well as servicing such business. These revenues are recognized on an accrual basis as earned.

Policy Acquisition Costs

Policy acquisition costs attributable to property and casualty operations represent that portion of the cost of writing business that varies with and is primarily related to the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues are expensed. The Company has considered anticipated investment income in determining premium deficiency.

Property and Casualty Unpaid Loss and Loss Adjustment Expense

The liability for property and casualty unpaid losses and loss adjustment expenses includes:

(1) An accumulation of formula and case estimates for losses reported prior to the close of the accounting period.
(2) Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.
(3) Estimates of allocated, as well as unallocated, loss adjustment expense liabilities by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis from past results of paid loss adjustment expenses to paid losses.
(4) The deduction of estimated amounts recoverable from salvage and subro-gation.
(5)  Estimated losses as reported by ceding reinsurers.

Management, in conjunction with the Company's consulting actuaries, performs a complete review of the above components of the Company's loss reserves to eval-uate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

Earnings per Share

Income (loss) per share is based on the weighted average number of shares outstanding. Such weighted average outstanding shares are 16,722,107 in 1995 (11,067,565 in 1994 and 7,500,534 in 1993). Outstanding stock options and warrants are common stock equivalents but have no dilutive effect on income
(loss) per share.


Allowance for Uncollectible Accounts

Allowance for uncollectible accounts for agents' balances receivable, other receivables, and premium notes receivable were $70,000, $79,000, and $75,000 at December 31, 1995 and $70,000, $151,000, and $245,000 at December 31, 1994,
respectively. There are no significant credit concentrations related to premiums receivable, agents' balances, and premium notes receivable.

Property and Equipment

Property and equipment are stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used for certain equipment.

Other Interest Income and Other Income

Other interest income for 1993 includes $1.0 million on an excess of loss reinsurance agreement which was commuted in 1993. Other interest income also includes interest received on reinsurance balances withheld, agents' balances receivable, and balances due from the South Carolina Reinsurance Facility. Other income for 1995 includes a gain from the settlement of a case previously in litigation. Other income for 1994 includes a $0.6 million gain on the sale of a subsidiary. Other income for 1993 includes $0.7 million from the sale of real estate.

Recent Accounting Pronouncements

On October 23, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 allows companies to retain the current approach set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for recognizing stock-based compensation expense in the basic financial statements. However, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method will be required to provide expanded disclosures in the footnotes. SFAS No. 123 is effective for fiscal years ended December 31, 1996, and the Company intends to provide such information in expanded disclosures in the footnotes.


NOTE 2 INVESTMENTS

In May 1993, FASB issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 classifies securities into three categories: held-to-maturity, trading and available-for-sale. The Company's securities are classified as available-for-sale. Statement No. 115 requires available-for-sale securities to be reported at fair value and un-realized gains and losses reported in a separate component of shareholders'
equity.   The Company adopted Statement No. 115 effective January 1, 1994.

(a) Investments in fixed maturities, notes, preferred stocks and common stocks are carried at market at December 31, 1995 and 1994. Short-term invest-ments are carried at cost, which approximates market value.

(b) Unrealized gains and losses on marketable equity securities are credited or charged directly to shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method. Realized gains (losses) and the change in unrealized gains (losses) on investments are summarized as follows:

                                Fixed       Equity
                              Maturities   Securities  Other    Total
                                      (thousands of dollars)
                              ----------------------------------------
            Realized
              1995              $   240   $   (76)   $    -   $   164
              1994               (7,019)      930      (238)   (6,327)
              1993                2,025         1       (57)    1,969

            Change in unrealized
              1995              $ 2,790   $   237    $  (11)  $ 3,016
              1994               (3,222)   (1,657)     (140)   (5,019)
              1993                  (14)      725       (14)      697


Net amortization of bond discount and premium charged to income for the years ended December 31, 1995, 1994 and 1993 are $3,000, $154,000 and $53,000,
respectively.

Unrealized gains and losses reflected in equity are as follows:


                                        1995      1994     1993
                                        (thousands of dollars)
                                     ------------------------------
 Gross unrealized gains              $    577   $   136   $ 1,716
 Gross unrealized losses                 (176)   (2,751)     (153)
   Net unrealized gains (losses)
     before taxes                         401    (2,615)    1,563
                                        ---------------------------
 Net unrealized gain (loss)          $    401   $(2,615)  $ 1,563
                                       ============================


Proceeds from sales of investments in fixed maturities and related realized gains and losses were as follows:


                                     1995        1994       1993
                                      (thousands of dollars)
                                   -------------------------------
   Proceeds from sales             $ 10,556   $ 134,318   $ 63,669
   Gross realized gains                 267         498      2,039
   Gross realized losses                (27)     (7,517)       (14)


Proceeds from sales of investments in equity securities and related realized gains and losses were as follows:


                                      1995        1994       1993
                                       (thousands of dollars)
                                    --------------------------------
   Proceeds from sales              $   248   $   9,291      $ 125
   Gross realized gains                   -       1,555          1
   Gross realized losses               ( 76)       (625)         -


(c) Investments which exceed 10% of shareholders' equity, excluding investments in U.S. Government and government agencies and authorities, at December
     31, 1995, are as follows:

                                                    Carrying Value
                                                 (thousands of dollars)
Corporate bonds:

IBM Credit Corp, 9.675%, Due 07/01/2008              $   1,168

Short-term investments:

Cash Accumulation Trust - National Money Market Fund     6,365
First Union Bank - Repurchase Agreement Fund             3,538

There were no bonds which were non-income producing for the twelve months ended December 31, 1995.

Fixed maturity investments with an amortized cost of $21.9 million at December 31, 1995 and 1994 were on deposit with regulatory authorities.

(d) The amortized cost and estimated market values of investments in fixed maturities and equity securities by categories of securities are as follows:


                                          December 31, 1995

                                           Gross       Gross      Estimated
                               Amortized  Unrealized  Unrealized   Market
                                Cost       Gains        Losses      Value
                               --------------------------------------------
                                        (thousands of dollars)
U.S. Government and government
agencies and authorities        $ 31,068  $  348      $    -     $  31,416
States, municipalities and
 political subdivisions              931      62           -           993
All other corporate                1,168       -           -         1,168

Redeemable preferred stocks            4       -           -             4
                                --------------------------------------------
   Total fixed maturities         33,171     410           -        33,581
                                --------------------------------------------
Non-redeemable preferred stocks      166       -          (7)          159
Common stocks                         56     167          (5)          218
                                --------------------------------------------
   Total equity securities           222     167         (12)          377
                                --------------------------------------------
Other long-term investments          198       -        (164)           34
                                --------------------------------------------
   Total                        $ 33,591  $  577     $  (176)     $ 33,992
                                ===========================================

                                            December 31, 1994

                                            Gross       Gross    Estimated
                                Amortized Unrealized  Unrealized  Market
                                  Cost      Gains      Losses      Value
                                -------------------------------------------
                                           (thousands of dollars)
U.S. Government and government
   agencies and authorities    $  36,368  $     2     $( 2,455)   $ 33,915
States, municipalities and
   political  subdivisions         1,093       28            -       1,121
All other corporate                2,358       45            -       2,403
Mortgage-backed (government
  guaranteed) securities           1,498        -            -       1,498
Redeemable preferred stocks            4        -            -           4
                                ------------------------------------------
     Total fixed maturities       41,321       75       (2,455)     38,941
                                ------------------------------------------
Non-redeemable preferred stocks      281        -          (66)        215
Common stocks                        259       61          (77)        243
                                ------------------------------------------
    Total equity securities          540       61         (143)        458
                                ------------------------------------------
Other long-term investments          199        -         (153)         46
                                ------------------------------------------
    Total                      $  42,060   $  136    $  (2,751)   $ 39,445
                                ===========================================

(e) Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penal-ties. The amortized cost and estimated market value of fixed maturities at December 31, by contractual maturity, are as follows:


                                                     December 31, 1995
                                                               Estimated
                                                    Amortized     Market
                                                     Cost          Value
                                                    --------------------
                                                   (thousands of dollars)
           Due in one year or less                     $ 3,098   $ 3,102
           Due after one year through five years        16,324    16,436
           Due after five years through ten years       12,252    12,520
           Due after ten years                           1,493     1,519
           Redeemable preferred stocks                       4         4
                                                      ------------------
            Total                                      $33,171   $33,581
                                                      ==================

(f)  Investment income consists of the following:

                                        1995       1994      1993
                                          (thousands of dollars)
                                      -----------------------------
     Fixed maturities                $  2,023  $  4,348  $  4,323
     Equity securities                     15       266        96
     Short-term investments             1,138       626       959
     Mortgage loan                         23       255       273
     Other                                 42         -         -
                                       ---------------------------
     Total investment income            3,241     5,495     5,651
     Investment expenses                  (65)     (174)     (196)
                                      ----------------------------
     Net investment income           $  3,176  $  5,321  $  5,455
                                      ============================



NOTE 3 PROPERTY AND EQUIPMENT

A summary of property and equipment follows:


            Description              Life-years       1995        1994
                                                  (thousands of dollars)
                                                  ----------------------
            Land                          -        $  1,153  $   1,153
            Buildings                   10-40         4,323      4,585
            Data processing equipment    3- 7         4,218      4,135
            Furniture and equipment      3-10         7,387      7,507
                                                    -------------------
                                                     17,081     17,380
              Accumulated depreciation              (11,685)   (11,110)
                                                    --------------------
                                                   $  5,396   $  6,270
                                                     ===================



Depreciation expense charged to operations was $0.9 million in 1995 ($0.7 million in 1994 and $0.6 million in 1993).

NOTE 4 DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business are as follows:

                                                 1995        1994
                                               (thousands of dollars)
                                               ----------------------
        Deferred at beginning of year           $     -    $   1,300

        Costs incurred and deferred during year:
        Commissions and brokerage                   1,287      2,542
        Taxes, licenses and fees                      486        544
        Other                                       1,415      1,152
                                                    -----------------
          Total                                     3,188      4,238
                                                    -----------------
     Amortization charged to income during year    (3,188)    (5,538)
                                                    -----------------
        Deferred at end of year                  $      -   $      -
                                                   ===================


Deferred policy acquisition costs attributable to the credit life operation were $293,000 at December 31, 1995 and $899,000 at December 31, 1994. These costs represent that portion of the cost of writing business which is deferred and charged against income, through other operating costs and expenses, as premiums are earned.


NOTE 5 NOTES PAYABLE

Notes payable at December 31, 1995 and 1994, are summarized as follows:


                                                   1995           1994
                                                  (thousands of dollars)
                                                  ----------------------
Note payable (Due 5/1/96, interest accrues
at a rate equal to NationsBank's Prime Rate
(8.5%) plus 2%, compounded daily)                  $ 2,000     $     -

Interest note payable, due 5/1/96,
interest at 8.5%,                                      476          439
                                                   ---------------------
           Notes payable                           $ 2,476     $    439
                                                   =====================


A major investor of the Company holds both notes. The $2 million note is secured to the extent of outstanding principal by (i) a first lien and security interest on all furniture, fixtures and equipment (current book value of $0.7 million) of SBC, and (ii) an assignment by SCIC, upon the sale of such real property owned by it, of the excess of the net proceeds of that sale over book value of such real property. The lien, security interest and assignment are subject to the prior written approval of the South Carolina Department of Insurance. Principal and accrued interest on the interest note payable is due May 1, 1996 (See Note 15).

NOTE 6 INCOME TAXES

The Company uses the liability method in accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

The Company files a consolidated federal income tax return which includes all companies. A formal tax-sharing agreement has been established by the Company with its subsidiaries.

A reconciliation of the differences between income taxes (benefit) on income
(loss) before extraordinary items computed at the federal statutory income tax rate and tax expense (benefit) from operations is as follows:


                                                 1995      1994      1993
                                                  (thousands of dollars)
                                                ----------------------------
Federal income tax (benefit),
   at statutory rates                           $  391   $(6,475)  $(5,104)

Increase (decrease) in taxes due to:
       Tax exempt interest                         (22)      (92)      (49)
       Dividends received deduction                 (4)      (82)      (19)
       "Fresh start" adjustment for loss reserve
         discounting for tax purposes                 -        -      (251)
       Limitation of net operating loss
         carryforward due to change in control   18,007         -         -
       Changes in valuation allowance:
         - Utilization of net operating loss       (329)    6,695       777
         - Reduction due to limitation of net
             operating loss                     (18,007)        -         -
            Other                                   (38)      (17)     (116)
                                                 ---------------------------
        Tax expense (benefit) from operations   $    (2)       29   $(4,762)
                                                 ===========================


The provision (benefit) for income taxes on loss from operations consists entirely of current income taxes. The change in deferred amounts has been offset by the valuation allowance.

Deferred tax liabilities and assets at December 31, 1995 and 1994, are comprised of the following:


                                                 1995        1994
                                             Tax Effect     Tax Effect
                                              (thousands of dollars)
                                              -------------------------
           Deferred tax liabilities:
            Deferred acquisition costs        $    146         $  302
            Property and equipment                  95             99
            Net unrealized investment gains        136              -
            Other                                    -             38
                                               -----------------------
              Total deferred tax liabilities       377            439
                                               -----------------------
           Deferred tax assets:
            Net operating loss carryforwards   (15,300)       (32,062)
            Insurance reserves                  (4,115)        (4,963)
            Net unrealized investment losses         -           (837)
            Bad debts                             (449)          (718)
            Other                                 (376)          (948)
                                               -----------------------
              Total deferred tax assets        (20,240)       (39,528)
                                               -----------------------
           Valuation allowance                  19,863          39,089
                                               -----------------------
           Net deferred tax liabilities       $      -         $     -
                                               =======================


The Company has determined, based on its recent earnings history, that a valuation allowance of $19.9 million should be established against the deferred tax asset at December 31, 1995. The Company's valuation allowance decreased by $19.2 million during 1995 due to utilization of net operating loss, reduction due to limitation of net operating loss and due to unrealized investment gains.

The Company has unused tax net operating loss carryforwards and capital loss carryforwards of $97.9 million for income tax purposes. However, due to a "change in ownership" condition that occurred in 1995, the Company's use of the net operating loss carryforwards are subject to limitation in future years to an amount estimated to be in the range of approximately $2.5 million to $3.0 million per year. If not utilized against taxable income in future years, the tax carryforwards will expire as follows:



           Year of Expiration     Net Operating Loss    Capital Loss
                                         thousands of dollars)
                                  -------------------------------------
                      1999              $       -         $ 5,002
                      2000                      -             825
                      2004                 15,971               -
                      2006                 20,411               -
                      2007                 31,931               -
                      2009                 19,342               -
                      2010                  4,480               -
                                          -----------------------
                                         $ 92,135          $5,827
                                          =======================


NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

A part of the Company's reserve for losses and LAE is set aside for environ-mental, pollution and toxic tort claims. The majority of these claims relate to business written by the West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims, and any future liability on them is limited to 50% of the loss. Reimbursement of the Company's 50% does not begin until the other company pays out a post
June 7, 1994 total of $20 million. The settlement also has policyholder surplus safeguards inuring to the benefit of the Company built in to it.
Future obligations, if any, are not likely to become payable for several years. Management has evaluated the estimated ultimate liability of this business and has concluded that the future development of the losses subject to this settlement should not have a material impact on the Company.

The policies corresponding to the remaining claims were written on a direct basis. The Company has 100% excess of loss reinsurance through 1980 of $100,000, and $500,000 after that date. At December 31, 1995, the claims are reserved as follows

                                   (thousands of dollars):
              Case reserves                  $ 2,229
              IBNR reserves                    8,675
              LAE reserves                     3,453
                                            --------
              Total                          $14,357
                                            ========


The above claims involve 11 Superfund sites, 5 asbestos or toxic tort claims, 10 underground storage tanks and 59 miscellaneous clean-up sites.

For this direct business there are usually several different insurers partici-pating in the defense and settlement of claims made against the insured.
Costs and settlements are pro-rated by either time on the risk or policy limits.

For the direct retained and assumed reinsurance without LAE claim limits, the Company is only one of a group of insurers. Each member of the group partici-pates in the handling and monitoring of the claim and the group selects one attorney to defend the case. Legal fees are prorated among the group based on each member's number of years of coverage. For assumed reinsurance with LAE limits, claims represent upper level excess policies assumed from the London market. As such, the primary insurers handle claim settlements and the Company pays its portion of the claim and LAE, up to its retention amounts, based on the settlement amounts determined by the primary insurers.

Losses are recognized as incurred and as estimated by the procedure previously described. Losses and LAE incurred have been reduced by recoveries made and to be made from reinsurers, which also includes substantial amounts related to business produced as a servicing carrier, as follows:


                                            1995      1994      1993
                                             (thousands of dollars)
                                           ----------------------------
           Losses incurred                 $150,339  $145,930  $147,307
           Loss adjustment expenses           5,379    19,429    15,954
                                            ---------------------------
                                           $155,718 $ 165,359  $163,261
                                            ===========================



The following table summarizes net property and casualty losses and LAE incurred:


                                            1995      1994      1993
                                             (thousands of dollars)
                                          -----------------------------
Estimated losses and LAE incurred         $ 168,639  $202,053  $221,546
Estimated reinsurance loss recoveries
 on incurred losses                        (155,718) (165,359) (163,261)
NCCI commutation (1)                              -    (6,138)       -
American Star commutation (2)                     -     2,852        -
                                          -----------------------------
                                          $  12,921  $ 33,408  $ 58,285
                                          ==============================


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

Activity in the liability for unpaid losses and LAE is summarized as follows:


                                          1995        1994       1993
                                             (thousands of dollars)
                                          -----------------------------
Liability for losses and LAE at
   beginning of year:
 Gross liability per balance sheet    $ 166,698   $ 194,682  $ 257,603
      Ceded reinsurance recoverable     (88,731)    (76,221)  (140,969)
                                        -------------------------------
        Net liability                    77,967     118,461    116,634
                                        -------------------------------
Provision for losses and LAE for
   claims occurring in the current year   9,546      16,451     47,776
Increase in estimated losses and LAE
   for claims occurring in prior years    3,375      16,957     10,509
                                        -------------------------------
                                         12,921      33,408     58,285

Losses and LAE payments for claims
   occurring during:
      Current year                        7,014      10,291     26,499
      Prior years                        22,843      63,611     29,959
                                         29,857      73,902     56,458

Liability for losses and LAE at end of year:

      Net liability                      61,031      77,967    118,461
      Ceded reinsurance recoverable      84,492      88,731     76,221
                                        ------------------------------
 Gross liability per balance sheet    $ 145,523   $ 166,698  $ 194,682
                                       ===============================


NOTE 8 DIVIDEND RESTRICTIONS

The ability of SBIG to declare and pay cash dividends, as well as to pay any debt service, is dependent upon the ability of SCIC to declare and pay dividends to SBIG. SCIC is regulated as to its payment of dividends by the South Carolina Insurance Holding Company Regulatory Act (the "Act").

The Act provides that, without prior approval of the South Carolina Insurance Commissioner, dividends within any twelve-month period may not exceed the greater of (i) 10% of SCIC's surplus as regards policyholders as of December 31 of the prior year or (ii) SCIC's statutory net income, not including realized gains, for the prior calendar year. Notwithstanding the foregoing, SCIC may not pay any dividend without the prior approval of the Insurance Commissioner of the State of South Carolina.

NOTE 9 STATUTORY REPORTING

The Company's insurance subsidiaries' assets, liabilities and results of oper-ations have been reported on the basis of GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP, are that under
SAP: (i) certain assets that are not admitted assets are eliminated from the balance sheet; (ii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iii) no provision is made for deferred income taxes; (iv) the timing of establishing certain reserves is different than under GAAP; and (v) valuation allowances are established against investments. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "Annual Statement" which reports, among other items, net income (loss) and shareholders' equity (called "surplus as regards policy-holders" in property and casualty reporting).

A reconciliation between GAAP net income (loss) and statutory net income
(loss) ofthe property and casualty insurance subsidiaries is as follows:


                                                 Year Ended December 31,
                                                  1995      1994      1993
                                                   (thousands of dollars)
                                               ------------------------------
GAAP income (loss) before extraordinary item   $  1,152 $ (19,074)$ (10,249)
Increase (decrease) due to:
      Deferred policy acquisition costs             606     2,943     11,942
      Salvage/subrogation recoverable and reserves  (41)    1,225        677
      Deferred reinsurance benefits                   -      (155)    (1,324)
      Timing difference on contingency accrual        -         -      2,424
Parent Company GAAP-only items and other
      non-statutory subsidiaries                   1,820      181      1,377
Mortgage loan loss recognition                      (987)       -          -
Intercompany dividends                                 -    2,500          -
Intercompany dividend offset by
      increase in statutory surplus              (13,202)        -         -
Adjustments to premium and loss reserves            (255)   (1,833)        -
         Other                                        99       606      (154)
                                                 ---------------------------
Statutory net income (loss)-(1994 as amended)    (10,808)  (13,607)    4,693
      Allocation of SBC expenses                  (1,574)        -         -
                                                  ---------------------------
Statutory net income (loss)-(1995 as adjusted)  $(12,382) $ (13,607) $ 4,693
                                                  ===========================


The 1995 statutory net loss includes the dividend of one of SCIC's subsidiaries to its parent company. The $13.2 million loss is directly offset by an increase in statutory surplus for the change in the unrealized gain from the investment in the company. Additionally, the 1995 reported statutory net loss does not include an error in allocation of expenses of $1.6 million between SCIC and SBC. While this error has no effect on GAAP results, SCIC's net statutory loss is understated by this amount, and statutory surplus is overstated by this amount.

A reconciliation between GAAP shareholders' equity and statutory capital and surplus is as follows:


                                              Year Ended December 31,
                                             1995      1994       1993
                                               (thousands of dollars)
                                          -------------------------------
GAAP shareholders' equity                 $ 10,187   $  650    $  13,902
Increase (decrease) due to:
  Deferred policy acquisition costs           (293)    (899)      (3,842)
  Parent company capital less than contribution
    to statutory surplus                     2,400        -        10,000
  Non-statutory companies' shareholders'
    equity                                   1,436        -             -
  Adjustments to premiums and loss reserves   (554)    (1874)           -
     Other                                  (2,301)      508       (2,708)
                                            ------------------------------
Statutory surplus (1994 as amended)         10,875    (1,615)      17,352
      Allocation of SBC expenses            (1,574)        -            -
                                            -------------------------------
Statutory surplus (1995 as adjusted)      $  9,301   $(1,615)    $ 17,352
                                            ===============================


Net income and shareholders' equity of the credit life insurance subsidiary as determined in accordance with statutory accounting practices are as follows:


                                              Year Ended December 31,
                                         1995          1994         1993
                                              (thousands of dollars)
                                        ----------------------------------
Net income                             $   276      $   750     $    467
Shareholders' equity ("surplus as
 regards policyholders")               $ 4,334      $ 4,036     $  6,311



NOTE 10 BENEFIT PLANS

(a) The Seibels Bruce & Company Employees' Profit Sharing and Savings Plan contains both profit-sharing and 401(k) plan elements.

The profit-sharing element of the plan covers all full-time employees. There were no contributions to this element of the plan during the last three years. The profit-sharing account currently holds 214,587 shares of SBIG stock.

Under the 401(k) element of the plan, employees may elect to have a portion of their salary withheld on a pre-tax basis for investment in the plan, subject to limitations imposed by IRS regulations. From January 1, 1993 through June 30, 1994, the employer matched 25% of the employee contributions, limited to a maximum of 1.5% of the employee's eligible compensation. From July 1, 1994 through June 30, 1995, the employer resumed matching 50% of the employee con-tributions, limited to a maximum of 3% of the employee's eligible compensation. The employer discontinued matching effective July 1, 1995. The employer matched portion is invested in accordance with the investment options selected by the participant. The employer contribution to the plan on behalf of participating employees was $87,000 in 1995 ($270,000 in 1994 and $82,000 in 1993).

(b) The Company currently has three plans under which SBIG stock options, incentive stock and restricted stock may be granted to employees of the Company, non-employee directors of the Company, consultants and active independent agents representing the Company. All three plans and grants made under the plans are subject to shareholder approval at the 1996 annual shareholders' meeting.

The 1996 Stock Option Plan (the "1996 Plan") for Employees supersedes the 1987 Stock Option Plan (the "1987 Plan") and became effective November 1, 1995,
subject to shareholder approval.   The 1996 Plan reserves 5 million shares of
Company stock which may be issued as stock options, incentive stock and re-stricted stock to employees and consultants to the Company. The following table shows stock option activity under the 1987 and 1996 plans for the three years ended December 31, 1995. There were no grants of incentive stock or restricted stock under the 1996 Plan during 1995. The activity with a "*" denoted indicates grants under the 1996 plan pending shareholder approval.


                                             1995       1994      1993
Shares under options outstanding at
        beginning of year                   51,150    64,175   150,950
      Granted under 1987 Plan              300,000         -         -
      Granted under 1996 Plan*             555,000         -         -
      Exercised during year                (20,000)        -         -
      Canceled or expired during year      (24,975)  (13,025)  (86,775)
                                          ------------------------------
      Shares under options outstanding at
        end of year                        861,175    51,150    64,175
                                          ------------------------------
      Shares exercisable, end of year      561,175    51,150    64,175
                                          ==============================


The range of option prices for options outstanding and exercisable at the end of 1995 is $0.8125 - $11.25. All grants made under the Plans have exercise prices no lower than the market price at the date of grant. At December 31, 1995, 4,118,825 shares of the Company's stock have been reserved for future grant, pending shareholder approval at the annual meeting in 1996.

The 1995 Stock Option Plan for Non-employee Directors became effective June 15, 1995, subject to shareholder approval at the 1996 annual shareholders' meeting. Under the plan, all non-employee directors will be automatically granted
5,000 options to purchase SBIG stock on an annual basis every June 15th. The exercise price will be the market value on the date of grant. On June 15, 1995, 35,000 options were granted at an exercise price of $0.875 which will become exercisable upon shareholder approval.

The 1995 Stock Option Plan for Independent Agents became effective December 21, 1995, subject to shareholder approval at the 1996 annual shareholders' meeting. There was no activity under this plan during 1995.

(c) The Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. The projected future cost of providing postretirement benefits, such as health care and life insurance, is being recognized as an expense as employees render service. The cumulative effect accruing said expenses versus expensing the benefits when paid is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost.

The postretirement benefit expense was approximately $79,000 in 1995, $91,000 in 1994, and $91,000 in 1993.

The following table presents the reconciliation of the funded status at December 31, 1995 and 1994:


                                                         1995       1994
                                                     (thousands of dollars)
                                                    ------------------------
       Accumulated postretirement benefit obligation:
         Active employees                              $  (71)    $  (58)
         Current retirees                                (522)      (540)
                                                        ------     ------
           Total                                         (593)      (598)
       Fair value of assets                                 -          -
                                                        ------     ------
       Accumulated postretirement benefit obligation
        in excess of fair value of assets                (593)      (598)
       Unrecognized transition obligation                 593        628
       Unrecognized net loss (gain)                      (102)      (116)
                                                        ------     -------
       Accrued postretirement benefit cost             $ (102)    $  (86)
                                                        ======     =======


Net periodic postretirement benefit cost includes the following components for 1995 and 1994:


                                                       1995          1994
                                                     (thousands of dollars)
                                                     ----------------------
       Service cost                                   $   4         $   4
       Interest cost                                     43            52
       Amortization of transition obligation             35            35
       Amortization of net gains                         (3)            -
                                                      -----         -----
       Net periodic postretirement benefit            $  79         $  91
                                                      =====         =====


The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 9% for 1995; 12% for 1994 and 1993 and is assumed to decrease to a 5.5% ultimate trend (7% in 1994 and 1993) with a duration to ultimate trend of 6 years (9 years in 1994 and
1993). The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $11,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1995 and 7.5% at December 31, 1994 and 1993.


NOTE 11 COMPANY'S OPERATIONS IN DIFFERENT BUSINESS SEGMENTS

The Company's business has changed significantly in recent years. Operating losses were experienced for several consecutive years as a consequence of un-favorable underwriting experience. In particular, the wind losses of Hurricanes Hugo in 1989 and Andrew in 1992, as well as loss reserve development from en-vironmental and construction defect exposures on the West Coast depleted the capital base of the Company and hindered its ability to write and retain business. The Company ceased to underwrite commercial lines of insurance in the second quarter of 1993, then voluntarily suspended underwriting personal lines of insurance in the second quarter of 1995.

New management was put in place in mid-1995, and a transitional operating plan was generated to change the core operations from those of a risk taker to acti-vities which generate fee income. These activities were designed to stabilize the financial condition of the Company. During the last three quarters of 1995, the Company operated profitably. Although there can be no certainty of successful operations, the Company anticipates that continued favorable results will permit the re-entry into risk business during mid-1996. When the Company resumes underwriting insurance risks to be retained, it will be on a more modest volume than in the past, and will generally focus on the personal lines that have less exposure to long periods of time between earning the premiums and determining the ultimate development of losses.

The Company acts as a servicing carrier for certain state and federal insurance facilities on a commission basis. The Company is also engaged in the under-writing of property and casualty insurance through its subsidiary property and casualty insurance group.

Effective January 1, 1995, Forest Lake Travel Service (FLT), a subsidiary travel agency, was sold. FLT's pre-tax income was $95,000 in 1994 and $420,000 in 1993.

In the third quarter of 1993, Investors National Life Insurance Company, the Company's credit life and credit accident and health insurance subsidiary, transferred all of its assets, other than bonds pledged to various state insurance departments, and all of its liabilities to Investors National Life Insurance Company of South Carolina. Immediately following, all of the out-standing stock of Investors National Life Insurance Company was sold. The runoff of the business was assumed by Investors National Life Insurance Company of South Carolina. The pretax income (loss) of Investors National Life Insur-ance Company of South Carolina was $4,000, $(677,000) and $44,000 in 1995, 1994 and 1993, respectively.

Premium Service Corporation of Columbia ("PSC") provides insurance premium fin-ancing services through independent agents. Pretax income of Premium Service was $470,000 in 1993. In February, 1994, substantially all of the assets of PSC were sold, and a new company, Policy Finance Company, ("PFC") was formed to handle the administration of the assets retained. The pre-tax income of PFC was $74,000 in 1995 and $538,000 in 1994. The Company has no plans to continue its own premium financing activity.

The following sets forth certain information with respect to the Company's operations in different business segments:


                                                  Year Ended December 31,
                                                  1995      1994      1993
                                                   (thousands of dollars)
  Revenue:
    Property and casualty insurance segments   $ 10,384  $ 14,718   $ 55,331
    Commission and service activities segment    49,572    60,669     41,625
    Net investment income and other
       interest income                            4,038     5,690      6,578
    Realized gains (losses) on investments          150    (5,793)     1,965
                                                 ---------------------------
      Total for property and casualty
       insurance segments                        64,144    75,284    105,499
     Other business segments                      2,039     4,476      8,420
                                                 ----------------------------
            Total revenue                      $ 66,183  $ 79,760   $113,919
                                                 ===========================


                                                    Year Ended December 31,
                                                   1995      1994      1993
                                                    (thousands of dollars)
  Operating profit (loss):
    Property and casualty insurance segments    $(6,719)  $(27,840) $(24,424)
    Commission and service activities segment     5,641     10,109     4,321
    Net investment income                         4,038      5,690     6,578
    Realized gains (losses) on investments          150     (5,793)    1,965
                                                 ---------------------------
       Subtotal                                   3,110    (17,834)  (11,560)

    Other business segments                         (47)       141     1,863
                                                 ----------------------------
    Operating income (loss)                        3,063   (17,693)   (9,697)

  General corporate expenses, net of
   miscellaneous income and expense               (1,605)   (1,031)   (2,787)
  Interest expense                                  (308)     (321)   (2,527)
                                                 -----------------------------
Consolidated income (loss) before income taxes   $ 1,150  $(19,045) $(15,011)
                                                 ============================


Operating income (loss) represents revenue less related operating expenses. Net investment income is that related to, but not individually identifiable with, the various property and casualty insurance underwriting and commission and service activities business segments.

Identifiable assets by business segment or combined segments represent assets directly identified with those operations and an allocable share of jointly used assets.


                                                       December 31,
                                               1995       1994        1993
                                                  (thousands of dollars)
Identifiable Assets
Property and casualty insurance underwriting
      and commission and service activities
      segments, combined, including related
      investment activities                   $ 217,091  $ 245,389  $ 297,073
Other business segments                           5,697      8,449     26,250
General corporate assets                          1,217      2,097      1,372
                                               ------------------------------
         Total assets                         $ 224,005  $ 255,935  $ 324,695
                                               ==============================


In 1995, depreciation and amortization charges for the various property and casualty insurance underwriting and commission and service activities segments, combined, were $0.9 million ($0.8 million in 1994 and $0.4 million in 1993). These amounts exclude policy acquisition costs of $3.2 million in 1995, ($5.5 million in 1994 and $17.6 million in 1993).

Costs of additions to property and equipment for the property and casualty insurance underwriting and commission and service activities segments, combined, amounted to $0.1 million, $2.4 million and $41,000 in 1995, 1994 and 1993, respectively. The majority of the additions in 1994 were due to purchases made to begin the conversion to bring the Company's data processing in-house.

NOTE 12 REINSURANCE

(a) The Company's property and casualty insurance subsidiaries are involved in several types of reinsurance arrangements. Ceding reinsurance programs include quota share, pro-rata surplus and excess of loss. In its servicing carrier operations, premiums are ceded entirely to the applicable state's reinsurance facility.

(b) Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geo-graphic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency. Rein-suring companies are obligated for the following amounts for unearned premiums, unpaid losses and LAE, and paid losses and LAE:


                                                      1995        1994
                                                   (thousands of dollars)

           Unearned premiums                       $   43,469  $  48,483
           Unpaid losses and LAE                   $   84,492  $  88,731
           Paid losses and LAE                     $   27,423  $  30,277


Reinsurance recoverable on paid and unpaid losses and LAE and prepaid rein-surance at December 31, 1995, reflecting the five largest balances with rein-surers, were:



                                               Reinsurance   Prepaid
                 Reinsurer                     Recoverable   Reinsurance
                                                 (thousands of dollars)

      South Carolina Reinsurance Facility        $ 70,026     $ 20,608
      National Flood Program                       25,178       18,989
      North Carolina Reinsurance Facility           7,711        1,436
      Swiss Reinsurance Corp.                       5,682          327
      Kentucky Insurance Placement Facility         1,437        2,109
      All Others                                    1,881            -
                                                 ----------------------
        Total                                    $111,915     $ 43,469
                                                 =====================


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


NOTE 13 COMMITMENTS AND CONTINGENCIES

(a) A contingent liability exists with respect to reinsurance placed with other companies. (See Note 12.)

(b) Due to the nature of their business, certain subsidiaries are parties to various other legal proceedings, which are considered routine litigation inci-dental to the insurance business.

(c) The 1994 results include a settlement of a dispute which was in pending arbitration. The settlement agreement resolved all issues arising from an indemnification dispute as well as a commutation of the Company's associated reinsurance obligation. Under the settlement, the Company paid $10.3 million to the other party and such party agrees to pay up to $20 million in direct losses on all subsequent subject claims. Any loss payments in excess of $20 million will be shared equally between the parties net of any reinsurance collections. The Company will only share in those payments to the extent of 50% of its in-surance company's consolidated statutory surplus above $20 million, exclusive of direct contributions to capital. At December 31, 1995, the other party reported payments of $2.7 million and additional liabilities of $18.4 million, net of
reinsurance.   The Company has evaluated the estimated ultimate liability of this business and has concluded that the development of this settlement should not have a material impact on the Company.


NOTE 14 RELATED PARTY TRANSACTIONS

A non-employee Director of the Company is also a member of the Board of Directors of Policy Management Systems Corporation ("PMSC"), which provides data processing services to the Company. The term of this contract expires June 30, 1996. The Company paid data processing charges of $1.8 million in 1995 ($3.4 million in 1994 and $6.1 million in 1993). The amount payable to PMSC at year-end was $112,000 at 1995 and $203,000 at 1994.

Another non-employee Director of the Company was an employee of Prudential Securities, Inc. ("PSI") through mid-1995. From 1994 through mid 1995, PSI acted as investment manager for the Company and for its retirement plan. The amount of fees paid directly to PSI during 1995 was not material, but the amount earned by PSI on trading activity by the Company cannot readily be determined. The Director is no longer an employee of PSI, and PSI's services have since been terminated.


NOTE 15 SUBSEQUENT EVENTS

During the first quarter of 1996, the Company issued 6,250,000 shares of auth-orized but unissued shares to several related investors. The proceeds of the sale were deposited into escrow pending shareholder approval of the transaction and the approval of the South Carolina Department of Insurance to write new risk-taking business. In addition, shareholders are being asked to approve the voting of the stock since South Carolina law requires such approval for interest in excess of 20% of the voting rights. In conjunction with the sale of common stock, the Company also has issued stock options to acquire an additional 3,125,000 shares at the higher of $1.50 per share or book value at December 31, 1998 and 3,125,000 shares at the higher of $2.00 or book value at December 31, 2000.

During the first quarter of 1996, the Company entered into a contract to sell Consolidated American Insurance Company, an inactive insurance company subsid-
iary.   The sale will generate a gain of approximately $0.9 million in 1996.

Also during the first quarter of 1996, the Company issued 1,635,000 shares of authorized but unissued shares to a different group of investors. The proceeds of this stock sale will be available to liquidate the notes payable that are due May 1, 1996 (See Note 5). In addition, subject to shareholder approval of increasing the number of authorized shares, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.


SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (unaudited)
(Thousands of dollars, except per share amounts)

The following is a summary of unaudited quarterly information for the years ended December 31, 1995 and 1994:



1995                                     1st       2nd       3rd        4th
                                       Quarter   Quarter    Quarter    Quarter

Property and casualty premiums earned   $3,307  $  2,206  $  2,997    $  1,874

Credit life premiums                       194       221       197         278
Commission and service income           13,023    12,529    12,484      11,536
Net investment income and other
  interest income                        1,174     1,177     1,137         842
Realized gains (losses) on investments      65       (29)        -         128
Net income (loss)                      $(2,009) $    250  $  1,284    $  1,627
  Per share                             $(0.13) $   0.01  $   0.08    $   0.11




Property and casualty premiums earned continue to decrease as a result of the Company suspending writing of retained "risk" business. However, losses incurred on this business have stabilized due to the adequacy of reserves. The net loss in the first quarter is due to management setting aside additional reserves for future development. The negative effect on net income due to this runoff business in the remaining quarters has been insignificant. Additionally, while the Company's commission and service income has decreased due to lower commission rates and volume, ongoing cost reductions have mitigated the effect to net income.



1994
Property and casualty premiums earned    $ 5,228 $   3,186   $ 3,488  $  2,816
Credit life premiums                         556       466       830       (51)
Commission and service income             15,875    16,630    16,512    11,652
Net investment income and other
  interest income                          1,757     1,862     1,960       647
Realized gains (losses) on investments     1,842      (612)   (3,405)   (4,152)
Net income (loss)                        $   219 $     561   $ 3,271  $(23,125)
  Per share                              $  0.03 $    0.07   $  0.23  $  (1.59)



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


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Inapplicable.




PART III


Item 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant

Information other than the listing of executive officers of the Company (which is presented in Part I of this document) is contained under the heading "Election of Directors" in the proxy statement relating to the 1996 annual meeting of shareholders and is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A within 120 days after December 31, 1995.

Item 11.  Executive Compensation

The information contained under the headings "Compensation of Executive Officers," "Directors' Compensation," and "Compensation Plans and Arrangements" in the proxy statement relating to the 1996 annual meeting of shareholders is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A within 120 days after December 31, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the headings "Principal Shareholders" and "Election of Directors" in the proxy statement relating to the 1996 annual meeting of shareholders is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A within 120 days after December 31, 1995.

Item 13.  Certain Relationships and Related Transactions

The information contained under the heading "Certain Transactions" in the proxy statement relating to the 1996 annual meeting of shareholders is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A within 120 days after December 31, 1995.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Public Accountants - Arthur Andersen LLP

Consolidated balance sheets - December 31, 1995 and December 31, 1994.

Consolidated statements of operations - Years ended December 31, 1995; December 31, 1994; and December 31, 1993.

Consolidated statements of changes in shareholders' equity - Years ended December 31, 1995; December 31, 1994; and December 31, 1993.

Consolidated statements of cash flows - Years ended December 31, 1995; December 31, 1994; and December 31, 1993.

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

Schedule X - Supplemental Information Concerning Property/Casualty Insurance Operations

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

     (10) Material Contracts:

*Employment Agreement, dated October 1, 1994, by and between The Seibels Bruce Group, Inc. and John C. West, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(4)-1, for the year ended December 31, 1995.

*Addendum to Employment Agreement, dated July 12, 1995, by and between The Seibels Bruce Group, Inc. and John C. West, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(4)-2, for the year ended
December 31, 1995.

*Employment Agreement, dated June 14, 1995, by and between The Seibels Bruce Group, Inc. and Ernst N. Csiszar, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(4)-3, for the year ended December 31, 1995.

*Employment Agreement, dated September 30, 1995, by and between The Seibels
Bruce Group,    Inc. and John A. Weitzel, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(4)-4, for the year ended December 31, 1995.

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

Retirement Agreement, dated October 14, 1994, by and between The Seibels Bruce Group, Inc. and Sterling E. Beale, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(3)-3, for the year ended December 31, 1994.

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

Investment Management Client Agreement, dated as of December 16, 1993, by and between The Seibels Bruce Group, Inc. and Prudential Securities Incorporated, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
(10)(10)-4, for the year ended December 31, 1993.

Stock Purchase Agreement, dated as of July 30, 1993, by and between National Teachers Life Insurance Company and South Carolina Insurance Company, incor-porated herein by reference to the Annual Report on Form 10-K, Exhibit
(10)(10)-5, for the year ended December 31, 1993.

Asset Purchase Agreement, dated as of July, 1993, by and between Premium Service Corporation, Seibels, Bruce and Company and Norwest Financial Resources, Inc., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
(10)(10)-6, for the year ended December 31, 1993.

First Amendment to Asset Purchase Agreement, dated as of December 22, 1993, by and between Premium Service Corporation, Seibels, Bruce and Company and Norwest Financial Resources, Inc., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-7, for the year ended December 31, 1993.

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

Agency Agreement, dated as of June 3, 1993, by and between American Reliable Insurance Company, Seibels, Bruce and Company and Agency Specialty of Kentucky, Inc., incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(10)-10, for the year ended December 31, 1993.

The Seibels Bruce Group, Inc., Common Stock Warrant, dated as of February 4, 1993, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-3, for the year ended December 31, 1992.

Agency Agreement, dated as of February 26, 1993, by and between Generali - U.S. Branch and Seibels, Bruce & Company, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (10)(9)-8, for the year ended December 31, 1992.

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

     (c) and (d) Exhibits and Financial Statement Schedules

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for in-demnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      The Seibels Bruce Group, Inc.
                                        (Registrant)



Date  March 25, 1996                    By    /s/ John C. West
      --------------                    ----------------------
                                        John C. West
                                        Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date  March 25, 1996                    By    /s/ John C. West
      --------------                    ----------------------------------
                                        John C. West
                                        Chairman of the Board and Director



Date  March 25, 1996                    By    /s/ Ernst N. Csiszar
      --------------                    ----------------------------------
                                        Ernst N. Csiszar
                                        President and Director



Date  March 25, 1996                    By    /s/ John A. Weitzel
      --------------                    -------------------------------
                                        John A Weitzel.
                                        Chief Financial Officer and Director


Date  March 25, 1996                    By
      --------------                    -------------------------------
                                        William M. Barilka
                                        Director



Date  March 25, 1996                    By
      --------------                    --------------------------------
                                        Albert H. Cox, Jr.
                                        Director



Date  March 25, 1996                    By
      --------------                    ---------------------------------
                                        Kenneth W. Pavia
                                        Director



Date  March 25, 1996                    By    /s/ John P. Seibels
      --------------                    ----------------------------------
                                        John P. Seibels
                                        Director



Date  March 25, 1996                    By    /s/ George R.P. Walker, Jr.
      --------------                    ----------------------------------
                                        George R.P. Walker, Jr.
                                        Director



Date  March 25, 1996                    By
      --------------                    -----------------------------------
                                        William B. Danzell
                                        Director



Date  March 25, 1996                    By    /s/ Claude E McCain
      --------------                    -----------------------------------
                                        Claude E. McCain
                                        Director



Date  March 25, 1996                    By    /s/ Mary M. Gardner
      --------------                    ------------------------------------
                                        Mary M. Gardner
                                        Controller (Principal Accounting
                                        Officer)





THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES


                                            December 31, 1995
                                                    Market      Balance Sheet
Type of Investment                      Cost         Value           Value
                                  -------------------------------------------
                                          (thousands of dollars)
Fixed maturities*

Bonds and Notes:

U. S. Government and government
agencies and authorities            $  31,068      $  31,416       $  31,416

States, municipalities and
political subdivisions                    931            993             993

All other corporate                     1,168          1,168           1,168


Redeemable preferred stocks:

 Public utilities                           4              4               4
                                      --------      --------         -------
   Total fixed maturities              33,171         33,581          33,581
                                      --------      --------         -------

Equity securities

Common stocks:

  Public utilities                         10             29              29

  Industrial, miscellaneous and
    all other                               1              1               1

Banks, trusts and insurance companies      45            188             188

Nonredeemable preferred stocks:

  Public utilities                        166            159             159
                                      --------       --------        --------
    Total equity securities               222            377             377
                                      --------       --------        --------
Other long-term investments               198             34              34

Short-term investments                 10,310         10,310          10,310
                                      --------       ---------       --------
    Total investments                $ 43,901       $ 44,302        $ 44,302
                                      ========       =========       ========

*These fixed maturities are classified as fixed maturities held for sale and are valued at market.


         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                               BALANCE SHEETS



                                                         December 31,
                                                    1995           1994
       ASSETS                                     (thousands of dollars)

Cash                                             $     37      $      8

Investment in subsidiary companies*                12,967         6,071
Income tax recoverable from subsidiaries               82             -
                                                  --------     --------
       Total assets                              $ 13,086      $  6,079
                                                  ========     ========

LIABILITIES

Notes payable                                    $  2,476      $    439

Income taxes payable to subsidiaries **                 -         4,779

Other liabilities, including $170,550 payable
     to affiliate ($233,577 at 1994)*                 423           211
                                                  --------      --------
       Total liabilities                         $  2,899      $  5,429
                                                  --------      ---------

SHAREHOLDERS' EQUITY

Special stock, no par value authorized 5,000,000
     shares, none issued and outstanding                -             -

Common stock, $1 par value, authorized 25,000,000
     shares, issued and outstanding 16,772,686
     shares (14,500,534 shares at 1994)            16,773        14,501

Additional paid-in capital                         34,080        30,983

Unrealized (loss) gain on investments owned
     by subsidiaries                                  401        (2,615)
Accumulated deficit                               (41,067)      (42,219)
                                                  --------      --------
    Total shareholders' equity                   $ 10,187       $   650
                                                  --------       -------
Total liabilities and shareholders'
    equity                                       $ 13,086       $ 6,079
                                                  ========      ========

*   Eliminated in consolidation.


** On March 31, 1995, the intercompany payable as of December 31, 1994 was forgiven by Seibels, Bruce and Company's board of directors.


The accompanying notes are an integral part of these financial statements..



 SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                        STATEMENTS OF INCOME/LOSS



                                            Year Ended December 31,
                                       1995           1994           1993
                                            (thousands of dollars)
Income:
       Other income                 $   650              -              -
                                     -------        --------       --------
          Total revenue                 650              -              -

Expenses:
      Interest                          199            111           2,280
      Other                             851            111             121
                                     --------       ---------      ---------
          Total expenses              1,050            222           2,401
                                     --------       ---------       ---------
Loss before income taxes, equity
     in undistributed loss of
     subsidiary, and extraordinary
     item                              (400)          (222)         (2,401)

Tax Benefit                             (18)           (41)         (1,025)
                                     --------       ---------       --------
Loss before equity in
     undistributed loss of
     subsidiary and extraordinary
     item                              (382)          (181)         (1,376)

Equity in undistributed income (loss)
    of subsidiary companies*          1,534        (18,893)         (8,873)
                                     --------       ---------      ---------

Income (loss) before
    extraordinary item                1,152        (19,074)        (10,249)

Extraordinary item - gain from
    extinguishment of debt, net of
    income taxes                          -              -           9,235
                                    ---------     ---------       ---------
Net income (loss)                    $1,152       $(19,074)       $ (1,014)
                                    =========     =========       ==========


Per share:
   Income (loss) before
    extraordinary item               $ 0.07        $ (1.72)        $ (1.37)

   Extraordinary item                     -              -            1.23
                                     -------       --------        --------
Net income (loss)                    $ 0.07        $ (1.72)        $ (0.14)
                                     =======       ========        ========

*    Eliminated in consolidation.



The accompanying notes are an integral part of these financial statements.



 SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
              STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Year Ended December 31,
                                         1995           1994          1993
                                              (thousands of dollars)
Common stock outstanding:
    Beginning of year                 $ 14,501        $ 7,501      $  7,501
    Stock issued in connection with
      rights offering                    2,217              -             -
    Stock issued to employee benefit
      plans                                 20              -             -
    Stock issued as non-employee
       director compensation                35              -             -
    Stock issued in exchange for cancellation
     of note payable                         -          7,000             -
                                       -------        -------       -------
    End of year                       $ 16,773       $ 14,501      $  7,501
                                       =======        =======       =======
Additional paid-in capital:
    Beginning of year                 $ 30,983       $ 27,983      $ 27,983
    Stock issued in connection with
      rights offering                    3,104              -             -
    Stock issued to employee benefit
      plans                                 (3)             -             -
    Stock issued as non-employee
     director compensation                  (4)             -             -
    Stock issued in exchange for
     cancellation of note payable            -          3,000             -
                                       --------       --------     --------
    End of year                       $ 34,080       $ 30,983      $ 27,983
                                       ========       ========      ========
Unrealized gain (loss) on securities:
    Beginning of year                 $ (2,615)      $  1,563       $   866
    Cumulative effect of change in
      accounting-adoption of FASB 115        -            841             -
    Change in unrealized gains on
     securities                          3,016         (5,019)          697
                                       --------       ---------     --------
    End of year                       $    401       $ (2,615)      $ 1,563
                                       ========       =========     =========
Accumulated deficit:
    Beginning of year                 $(42,219)      $(23,145)     $(22,131)
    Net income (loss)                    1,152        (19,074)       (1,014)
                                       --------       --------      ---------
    End of year                       $(41,067)      $(42,219)     $(23,145)
                                       ========       ========      =========
    Total shareholders' equity        $ 10,187       $    650      $ 13,902
                                       ========       ========      =========



The accompanying notes are an integral part of these financial statements.


 SCHEDULE III (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash


                                               Year Ended December 31,
                                           1995          1994         1993

Cash flows from operating activities:
     Net income (loss)                      $ 1,152  $(19,074) $ (1,014)
     Adjustments to reconcile net
       loss to net cash provided by
       (used in) operating activities:
        Equity in undistributed income
          (loss) of subsidiary company       (1,534)   18,893     8,873
        Gain from extinguishment of debt          -         -   (13,000)
         Changes in assets and liabilities:
           Income taxes payable to
             subsidiaries                       (41)     (41)     4,533

         Other Net                              513      223        402
                                             -------  --------  --------
           Total adjustments                 (1,062)  19,075      1,013

Net cash provided by (used in)
   operating activities                          90        1         (1)
                                             -------   -------   --------

Cash flows from investing activities:
   Contribution of capital to subsidiary     (7,400)        -         -

Cash flows from financing activities:
     Proceeds from stock rights offering      5,321         -         -
     Proceeds from stock issued under employee
       benefit plans                             18         -         -
     Proceeds from notes payable              2,000         -         -
     Dividends paid                               -         -         -
                                             -------    -------   --------
Net cash used in financing activities         7,339         -         -
                                             -------    -------   --------
Net increase (decrease) in cash                  29         1        (1)
Cash, January 1                                   8         7         8
                                             -------    -------    --------

Cash, December 31                              $ 37       $ 8      $  7

Supplemental Cash Flow Information:
    Income taxes recovered from a subsidiary   $(27)        -         -

Noncash financing activities:
    Notes payable exchanged for common stock   $  -   $10,000      $   -
    Notes payable exchanged for accrued
      interest                                   37       439          -
    Extinguishment of debt through
      cancellation of debt in exchange for
      new note, net                            $  -   $     -    $14,794
    Issuance of common stock as non-employee
     director compensation                     $ 31         -          -


The accompanying notes are an integral part of these financial statements.




THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
(thousands of dollars)



Column A                       Column B     Column C     Column D   Column E   Column F    Column G          Column H
                                          Future policy
                                Deferred    benefits,              Other policy           Net investment    Benefits,
                                policy     losses, claims          claims and             income  (1)       claims, losses
                              acquisition   and loss     Unearned   benefits    Premium   and other         and settlement
                                 costs      expenses     premiums   payable     revenue   interest income     expenses
                              -----------  ----------   ---------   ---------  ---------  ---------------    --------------
Segment

Year ended December 31, 1995

Property and casualty insurance   $    -   $ 145,523     $45,369      $   -    $ 10,384     $     699       $  12,921
Credit life insurance                293         199         758          -         890           291             545
Commission and service activities      -           -           -          -           -         3,340               -
Other                                  -           -           -          -           -             -               -
                                  -------------------------------------------------------------------------------------
  Total                           $  293   $ 145,722     $46,127      $   -     $ 11,274     $  4,330        $ 13,466
                                  =====================================================================================
Year ended December 31, 1994

Property and casualty insurance   $    -   $ 166,698     $ 54,721         -     $ 14,718     $  2,027        $ 33,408
Credit life insurance                899         206        1,570         -        1,801          506             770
Commission and service activities      -           -            -         -            -        3,663               -
Other                                  -           -            -         -            -           30               -
                                  ---------------------------------------------------------------------------------------
  Total                           $  899   $ 166,904     $ 56,291     $   -     $ 16,519     $  6,226        $ 34,178
                                  ======================================================================================
Year ended December 31, 1993

Property and casualty insurance   $1,300   $ 194,682     $ 62,053         -     $  55,331    $   4,907       $ 58,285
Credit life insurance              2,542         313        3,664         -         3,207          483          1,374
Commission and service activities      -           -            -         -             -        1,671              -
Other                                  -           -            -         -             -           29              -
                                  ----------------------------------------------------------------------------------------
  Total                           $3,842   $ 194,995     $ 65,717      $  -     $  58,538     $  7,090       $  59,659
                                  ========================================================================================

                                    COLUMN I       COLUMN J      COLUMN K

                                    Amortization      Other      Premiums
                                    of deferred     operating    Written
                                  policy acquisition expenses
                                       costs
                                  ------------------------------------------
Segment

Year ended December 31, 1995

Property and casualty insurance     $ 3,188          $ 1,680       $ 6,046
Credit life insurance                  (655)              92
Commission and Service activitites        -           45,693
Other                                     -                -
                                    -------------------------
Total                               $ 2,533          $47,465
                                    =========================
Year ended December 31, 1994

Property and casualty insurance     $ 5,538          $ 9,385        $14,537
Credit life insurance                (1,855)           3,503
Commission and service activities         -           45,236
Other                                     -            1,988
                                    -------------------------
Total                               $ 3,683          $60,112
                                    ========================
Year ended December 31, 1993

Property and casualty insurance     $17,628          $ 6,047        $17,429
Credit life insurance                 (258)            2,762
Commission and service activities        -            37,705
Other                                    -             2,861
                                    -------------------------
Total                               $17,370          $49,375
                                    =========================





(1)  Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates.
Results would change if different methods were applied.



                  THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                             SCHEDULE VI - REINSURANCE
                              (thousands of dollars)



        COL.  A                   COL. B         COL. C             COL. D     COL. E      COL. F
                                                Ceded to             Assumed              Percentage
                                  Gross          other             from other    Net       of amount
                                  Amount *      companies*         companies    amount  assumed to net
                                -----------------------------------------------------------------------
Year Ended December 31, 1995

Credit life insurance in force   $ 16,717      $        -           $      -   $ 16,717            - %
                                ========================================================
Premiums:
   Property/casualty insurance  $ 122,912      $  113,760            $ 1,232    $10,384          11.9%
   Credit life insurance              737              (4)                 -        741            - %
   Accident/health insurance          147              (2)                 -        149            - %
                                ---------------------------------------------------------
                                $ 123,796      $   113,754          $  1,232    $11,274
                                =========================================================

Year Ended December 31, 1994

Credit life insurance in force  $  39,897      $         -          $   -      $ 39,897        - %
                                =========================================================
Premiums:
   Property/casualty insurance  $ 146,481      $    134,038         $  2,275   $ 14,718       15.5%
   Credit life insurance              967                 -                -        967        - %
   Accident/health insurance          832                (1)               -        833        - %
                                -----------------------------------------------------------
                                $ 148,280      $    134,037         $   2,275  $ 16,518
                                ===========================================================


Year Ended December 31, 1993

Credit life insurance in force  $  92,318      $          -         $       -   $ 92,318       - %
                                 ========================================================
Premiums:
   Property/casualty insurance  $ 196,386      $    151,558         $  10,503   $ 55,331     17.1%
   Credit life insurance            2,181                88                 -      2,094       - %
   Accident/health insurance        1,154                40                 -      1,113       - %
                                ---------------------------------------------------------
                                $ 199,721     $     151,686         $  10,503   $ 58,538
                                =========================================================



* Includes amounts written as designated carrier for two state sponsored automobile facilities, a homeowners' residual market and the WYO National Flood Insurance Program.


                           THE SEIBELS BRUCE GROUP, INC.
                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)


                              Balance at
                              beginning                            Balance at
Description                    of year   Additions(1)  Deductions  end of year
                              ------------------------------------------------
Year ended December 31, 1995

Allowance for uncollectible:

  Agents' balances receivable  $   70      $     -       $    -       $    70

  Other receivables            $  151      $    79       $  151       $    79

  Premium notes receivable     $  245      $     -       $  170       $    75




Year ended December 31, 1994

Allowance for uncollectible:

  Agents' balances receivable  $  187      $    48       $  165       $    70

  Other receivables            $  151      $    64       $   64       $   151

  Premium notes receivable     $  418      $   211       $  383       $   246




Year ended December 31, 1993

Allowance for uncollectible:

  Agents' balances receivable  $  443      $   143      $   399       $   187

  Other receivables            $  103      $    66      $    18       $   151

  Premium notes receivable     $  435      $   196      $   213       $   418





(1) Additions to the allowance accounts include only the increase in the allowance charged to bad debt expense and do not include some expenses charged directly to bad debt expense, such as write-offs of uncollectible direct billings.



THE SEIBELS BRUCE GROUP, INC.
SCHEDULE X - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(thousands of dollars)




Column A           Column B      Column C     Column D     Column E   Column F    Column G           Column H          Column I

                                                                                                Claims and Claims
                               Reserves for                                                     Adjustment Expenses
Affiliation        Deferred    Unpaid Claims  Discount,                         Net Investment  Incurred Related to   Amortization
  With              Policy      and Claim     if any,                            Income            (1)       (2)      of Deferred
Registrant        Acquisition   Adjustment    Deducted in   Unearned  Earned    and other        Current    Prior Policy Acquisition
                    Costs        Expenses     Column C*     Premiums  Premiums  Interest Income   Year      Years      Costs
- - -------------------------------------------------------------------------------------------------------------------------------
Company and
consolidated subsidiaries


Year ended
December 31, 1995  $     -       $145,523                   $ 45,369  $ 10,384     $ 4,039        $ 9,546    $ 3,375     $ 3,188
                   =============================================================================================================



Year ended
December 31, 1994  $     -       $166,698                   $ 54,721  $ 14,718     $  5,690       $ 16,451   $ 16,957    $ 5,538
                   =============================================================================================================


Year ended
December 31, 1993  $  1,300      $194,682                   $ 62,053  $ 55,331     $  6,578       $ 47,776   $ 10,509    $17,628
                   =============================================================================================================

                                   COLUMN J           COLUMN K

                                Paid Claims           Premiums
                                and Claim             Written
                               Adjustment
                                 Expenses
                            ---------------------------------------

Affilition with Registrant

Company and consolidated
   subsidiaries

Year ended
December 31, 1995             $ 29,857                $ 6,046
                             ===================================

Year ended
December 31, 1994             $ 73,902                $14,537
                             ===================================
Year ended
December 31, 1993             $ 56,458                $17,429
                             ==================================



 * The Company does not discount loss and LAE reserves.




                                                              EXHIBIT 22


SUBSIDIARIES OF REGISTRANT



The following is a listing of all subsidiaries of The Seibels Bruce Group, Inc. as of December 31, 1995:




                                              State or Other Jurisdiction
      Subsidiary
                                                   of Incorporation
      ------------------------------------    ---------------------------
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





                                                              EXHIBIT 24





                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation by reference of our report dated March 29, 1996, with respect to the consolidated financial statements and schedules of The Seibels Bruce Group, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 1995 into the Company's previously filed Registration Statements (File S-8 Nos. 2-70057, 2-83595, 33-34973, 33-43618, 33-43601, and 2-48782).



       ARTHUR ANDERSEN LLP



       Columbia, South Carolina
       March 29, 1996



                                                             EXHIBIT 29




(29) Information from reports furnished to state insurance regulatory authorities. The attached exhibit includes the Company's Schedule P as prepared for its 1995 Consolidated Annual Statement which will be provided to state regulatory authorities. The schedules have been prepared on a statutory basis.

(Schedule P as filed with the Securities and Exchange Commission has been omitted from this copy. They are available upon request by writing the address shown on
Page 1.)



EXHIBIT (10)(4)-1


EMPLOYMENT AGREEMENT


This Agreement is between the Seibels Bruce Group, Inc. the Company and John C. West the Employee, and sets forth the terms of the Employee's employment with the Company as follows:

1. Acceptance of Employment. The Employee hereby accepts employment with the Company as Chairman of the Board of The Seibels Bruce Group, Inc., and member of the office of Chief Executive, effective as of October 1, 1994, and agrees to perform such duties and to exercise such responsibility and authority as may be assigned by the Board of Directors of the Company. The Employee shall devote sufficient business time, attention and energies to the business of and the best interests of the Company.

2. Term: The Company hereby employs the Employee for a term of fourteen 14 months, October 1, 1994 through December 31, 1995 subject to the conditions set forth below. However, each party shall have the right to terminate this Agreement at any time during the term upon thirty 30 days written notice to the other party.

3. Termination: The Company may terminate this Agreement at any time with cause or upon thirty 30 days written without cause; provided, that if the Company terminates the Agreement without cause during the term of the Agreement, then the Company will pay the Employee within ten 10 days after termination the remaining balance due on his contract as severance pay. For purposes of this section, a termination without cause shall mean a termination which occurs for any reason other than the following:

a voluntary resignation or retirement by the Employer or notice of his intent to terminate his employment;

b willful misconduct, intentional misappropriation or dishonesty in connection with the performance of his duties, or other actions detri-mental to the best interest of the Company;

c conviction of the Employee for a felony or a misdemeanor which, in the opinion of the Board of Director, adversely affects the Employee's ability to serve the Company; or

d    death of the Employee.

4. Termination as a Result of Change in Ownership: In the event that during the term of this Agreement, there is a sale of all or substantially all of the Company's assets or all or substantially all of the Company's stock and the new owners express their desire for change in management or reassign Employee to a job with the Company with lesser duties or responsi-bilities, then the Employee has the right to give written notice of his intent to terminate the Agreement under this provision and shall receive the remaining balance or amount due under this contract as severance.

5    Salary:  As payment for services rendered by the Employee under this
Agreement, the Company shall pay the Employee $9,600 per month for each month of the contract period. The Employee is entitled to back pay for the period October 1, 1994 through May 31, 1995. Seventy percent 70% of the compensation to be paid for services previously rendered during this period shall be in the form of common stock of The Seibels Bruce Group, Inc. and 30% shall be paid in cash. For purposes of determining the price per share of stock for the October May pay periods, the closing price of the Company's stock on June 13, 1995 shall be used. For the period of June 1, 1995 through December 31, 1995 the Employee shall receive 60% of his monthly compensation in the form of common stock of The Seibels Bruce Group, Inc. and 40% of his monthly compensation $3,840.00 in cash. The valuation of the stock for determining the number of shares to be granted to Employee under this Agreement shall be the average of the closing prices for the month for which compensation is to be paid. However, the minimum number of shares that must be granted under this provision shall be 6000 per month and the maximum number that can be granted shall not exceed 7000 per month.
The cash portion of the compensation shall remain fixed at $3,840.00 per month. The compensation paid to the Employee under this Agreement shall be in addition to any compensation Employee may be receiving as a member of the Board of Directors of The Seibels Bruce Group, Inc. and any committee thereof.

6. Stock Options: The Employee will receive, effective June 13, 1995, options to purchase 100,000 shares of the Company's stock. The options shall vest on June 13, 1995, and shall be valid for a period of five (5) years from the date of issue and shall expire on June 13, 2000. The exercise price shall be the closing price of the Company's stock on June 13, 1995. Employee acknowledges that any stock purchased by him in the exercise of said options, has certain restrictions of which the Employee is aware.

7. Employee Handbook and Benefits: The Employee shall not be entitled to any benefits referenced in the Company's Employee Handbook and employee benefit plans, except as specifically modified in this Agreement. The Employee shall also be subject to the terms and conditions of employment as set forth in the Employee Handbook which may be revised unilaterally by the Company from time to time, except as specifically modified in this Agreement.

8. Entire Agreement: This Agreement contains the entire understanding between the parties and supersedes any prior written or oral agreements between them. This Agreement shall not be modified or waived except by written instrument signed by the parties.

9. Notice: Any notice required to be given under this Agreement shall be deemed given and sufficient if it is in writing and sent by registered and certified mail to his or its residence or principal business address as follows:

a    If to Employee

     Mr. John C. West
     P. O. Drawer 13
     Hilton Head Island, South Carolina 29938

b    If to Company

     The Seibels Bruce Group, Inc.
     P. O. Box One
     Columbia, South Carolina 29202

10. Covenant Not to Compete: In exchange for the consideration offered by the Company elsewhere in this Agreement, the Employee agrees that for a period of one year after the date of termination of his employment for any reason except a termination without cause, the Employee shall not solicit any customers or prospective customers in any state in which the Company including its subsidiaries engages in business, with whom the employee became acquainted with or gained knowledge of during the course of his employment, and the Employee shall not engage in or become associated with, directly or indirectly, any business or other activity either as stockholder, partner, investor other than in a publicly held corporation in which he is not an officer, director or employee, sole proprietor, agent, employee or consultant, which is in any way competitive with the business of the Company, it being intended by the parties that for the agreed period the Employee will perform no act which may confer benefit on an enterprise competing with the Company.
In the event of a breach of this provision, the Company shall be entitled to an injunction, restraining the Employee from the violation of these restrictions. The foregoing remedy shall not deprive the Company of any action, right, or remedy otherwise available to it. In the event of invalidity of any portion of this provision under South Carolina law, the remaining terms shall be conformed and enforced to their fullest extent.

11. Nondisclosure of Proprietary Information: The Employee further agrees never to disclose any information deemed proprietary by the Company, including but not limited to, customer lists and trade secrets, regardless of the Employee's employment status.

12. Severability: In the event that any part of this Agreement shall be declared unenforceable or invalid, the remaining parts shall continue to be valid and enforceable.

13. Binding Effect: This Agreement shall insure to the benefit of and be binding upon the parties and their respective executors, administrators, personal representatives, heirs, assigns and successors in interest.

14. Choice of Law. This agreement is being executed and delivered and is intended to be performed in South Carolina and shall be governed and enforced in accordance with the laws of South Carolina.

15. Full Knowledge: Both parties have read the foregoing Agreement in its entirety and voluntarily agree to each of its terms with full knowledge thereof.


EMPLOYEE                                COMPANY

/s/ John C. West                        /s/ George R. P Walker, Jr.
- - ------------------------                ----------------------------------
John C. West                            The Seibels Bruce Group, Inc.

22 June 1995                            22 June 1995
- - ------------------------                ----------------------------------
Date                                    Date



EXHIBIT (10)(4)-2


ADDENDUM TO EMPLOYMENT AGREEMENT


This Addendum is entered into this 12th day of July, 1995 by and between John
C. West the Employee and The Seibels Bruce Group, Inc. the Company.

WHEREAS the Company and the Employee entered into an Employment Agreement dated June 22, 1995.

WHEREAS paragraph 5 of the Employment Agreement provided for compensation to the Employee in the amount of $9,600.00 per month to be paid in the form of cash and stock of the Company.

WHEREAS the parties wish to change this paragraph.

NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties do hereby agree as follows:

1    That the $9,600.00 per month that the Employee is receiving under the
Agreement, be paid entirely in cash.

2    That all other provisions of the Employment Agreement remain in full force and effect.



Columbia, South  Carolina          The Seibels Bruce Group, Inc.

                                   By /s/ George R. P. Walker, Jr.
                                   ---------------------------------------
                                   Its Vice Chairman


                                   By /s/ John C. West
                                   ----------------------------------------
                                   John C. West, Employee


EXHIBIT (10)(4)-3


EMPLOYMENT AGREEMENT


This Agreement is between the Seibels Bruce Group, Inc. the Company and Ernst N. Csiszar the Employee and sets forth the terms of the Employee's employment with the Company as follows:

1    Acceptance of Employment.  The Employee hereby accepts employment with the
Company as President of The Seibels Bruce Group, Inc., effective June 14, 1995, and agrees to perform such duties and to exercise such responsibility and authority as may be assigned by the Board of Directors of the Company. The Employee shall be paid for previous services rendered to the Company for the period May 1, 1995 through June 13, 1995, at the same salary level set forth in this Agreement. The Employee shall devote sufficient business time, attention and energies to the business of and the best interests of the Company.

2    Term:  The Company hereby employs the Employee for the period June 14,
1995 through December 31, 1995 subject to the conditions set forth below. Each party shall have the right to terminate this Agreement at any time during the term upon thirty 30 days written notice to the other party.

3    Termination:  The Company may terminate this Agreement at any time with cause or upon thirty 30 days written notice without cause; provided, that if the Company terminates the Agreement without cause during the term of the Agreement, then the Company will pay the Employee within ten
10 days after termination the remaining balance due on his contract as severance pay. For purposes of this section, a termination without cause shall mean a termination which occurs for any reason other than the following:

a    voluntary resignation or retirement by the Employee or notice of his intent to terminate his employment;

b    willful misconduct, intentional misappropriation or dishonesty in connection with the performance of his duties, or other actions detrimental to the best interest of the Company;

c    conviction of the Employee for a felony or a misdemeanor which, in the opinion of the Board of Directors, adversely affects the Employee's ability to serve the Company; or

d    death of the Employee.

4    Termination as a Result of Change in Ownership:  In the event that during the term of this Agreement, there is a sale of all or substantially all of the Company's assets or all or substantially all of the Company's stock and the new owners express their desire for a change in management or reassign Employee to a job with the Company with lesser duties or respon-sibilities, then the Employee has the right to give written notice of his intent to terminate the Agreement under this provision and shall receive the remaining balance or amount due under this contract as severance.

5    Salary:  As payment for services rendered by the Employee under this
Agreement, the Company shall pay the Employee $12,000.00 per month during the term of this contract. Said salary shall be in addition to any compensation Employee may receive as a member of the Board of Directors of the Company or any committee thereof.

6    Stock Options:  The Employee will receive, effective June 13, 1995, options to purchase 100,000 shares of the Company's stock. The options shall vest on June 13, 1995, and shall be valid for a period of five 5 years from the date of issue and shall expire on June 12, 2000. The exercise price shall be the closing price of the Company's stock on June 13, 1995. Employee acknowledges that any stock purchased by him in the exercise of said options, has certain restrictions of which the Employee is aware.

7    Employee Handbook and Benefits:  The Employee shall not be entitled to any benefits referenced in the Company's Employee Handbook and employee benefit plans, except as specifically modified in this Agreement. The Employee shall also be subject to the terms and conditions of employment as set forth in the Employee Handbook which may be revised unilaterally by the Company from time to time, except as specifically modified in this Agreement.

8    Entire Agreement:  This Agreement contains the entire understanding between the parties and supersedes any prior written or oral agreements between them. This Agreement shall not be modified or waived except by written instrument signed by the parties.

9    Notice:  Any notice required to be given under this Agreement shall be deemed given and sufficient if it is in writing and sent by registered and certified mail to his or its residence or principal business address as follows:

a    If to Employee:

     Mr. Ernst N. Csiszar
     201 Holliday Road
     Columbia, South Carolina 29223

b    If to Company:

     The Seibels Bruce Group, Inc.
     P. O. Box One
     Columbia, South Carolina 29202

10   Covenant Not to Compete:  In exchange for the consideration offered by the
Company elsewhere in this Agreement, the Employee agrees that for a period of one year after the date of termination of his employment for any reason except a termination without cause, the Employee shall not solicit any customers or prospective customers in any state in which the Company including its subsidiaries engages in business, with whom the employee became acquainted with or gained knowledge of during the course of his employment, and the Employee shall not engage in or become associated with, directly or indirectly, any business or other activity either as stockholder, partner, investor other than in a publicly held corporation in which he is not an officer, director or employee, sole proprietor, agent, employee or consultant, which is in any way competitive with the business of the Company, it being intended by the parties that for the agreed period the Employee will perform no act which may confer benefit on an enterprise competing with the Company. In the event of a breach of this provision, the Company shall be entitled to an injunction, restraining the Employee from the violation of these restrictions. The foregoing remedy shall not deprive the Company of any action, right, or remedy otherwise available to it. In the event of invalidity of any portion of this provision under South Carolina law, the remaining terms shall be conformed and endorsed to their fullest extent.

11   Nondisclosure of Proprietary Information:  The Employee further agrees never to disclose any information deemed proprietary by the Company, including but not limited to, customer lists and trade secrets, regardless of the Employee's employment status.

12   Severability:  In the event that any part of this Agreement shall be declared unenforceable or invalid, the remaining parts shall continue to be valid and enforceable.

13   Binding Effect:  This Agreement shall inure to the benefit of and be binding upon the parties and their respective executors, administrators, personal representatives, heirs, assigns and successors in interest.

14   Choice of Law:  This Agreement is being executed and delivered and is intended to be performed in South Carolina and shall be governed and enforced in accordance with the laws of South Carolina.

15   Full Knowledge:  Both parties have read the foregoing Agreement in its entirety and voluntarily agree to each of its terms with full knowledge thereof.


EMPLOYEE                                COMPANY

/s/ Ernst N. Csiszar                    /s/ George R. P. Walker
____________________________            ____________________________________
Ernst N. Csiszar                        The Seibels Bruce Group, Inc.

June 22 / 95                            22 June 1995
- - ----------------------------            -----------------------------------
Date                                    Date



EXHIBIT (10)(4)-4


EMPLOYMENT AGREEMENT



This Agreement is between The Seibels Bruce Group, Inc. (the "Company") and John
A. Weitzel (the "Employee), and sets forth the terms of the Employee's employment with the Company as follows:

     1. Acceptance of Employment: The Employee hereby accepts employment with the Company as Senior Vice President and Chief Financial Officer of The Seibels Bruce Group, Inc., effective September 30, 1995, and agrees to perform such duties and to exercise such responsibility and authority as may be assigned by the Board of Directors of the Company. The Employee shall devote sufficient business time, attention and energies to the business of and the best interests of the Company.

     2.   Term:     The Company hereby employs the Employee for a term of one
(1) year beginning September 30, 1995, through September 29, 1996, renewable for one year terms thereafter, and subject to the conditions set forth below. Each party shall have the right to terminate this Agreement at any time during the term upon thirty (30) days written notice to the other party.

     3.   Termination:   The Company may terminate this Agreement at any time
with cause or upon thirty (30) days written notice without cause; provided, that if the Company terminates the Agreement without cause within two (2) years of September 30, 1995, then the Company will pay the Employee within ten (10) days after termination, one year's salary as severance pay. For purposes of this section, a termination without causeshall mean a termination which occurs for any reason other than the following:

     a) voluntary resignation or retirement by the Employee or notice of his intent to terminate his employment;

     b) willful misconduct, intentional misappropriation or dishonesty in connection with the performance of his duties, or other actions detrimental to the best interest of the Company;

     c) conviction of the Employee for a felony or a misdemeanor which, in the opinion of the Board of Directors, adversely affects the Employee's ability to serve the Company; or

     d) death of the Employee when it does not occur while traveling by common carrier on behalf of the Company.

     4. Termination as a Result of Change in Ownership: In the event that during the original term of this Agreement, there is a sale of all or substantially all of the Company's assets or all or substantially all of the Company's stock and the new owners express their desire for a change in management or reassign Employee to a job with the Company with lesser duties or responsibilities, then the Employee has the right to give written notice of his intent to terminate the Agreement under this provision and shall receive the remaining balance or amount due under this contract as severance.

     5. Relocation Costs: The Company shall reimburse the Employee for the reasonable costs incurred in relocating, including the real estate commission and closing costs paid in connection with the sale of Employee's residence.
Said costs not to exceed $35,000.00 The Company shall also reimburse Employee for up to six (6) months temporary living costs (apartment rental and round-trip flight to Wisconsin every two (2) weeks), until he is able to permanently relocate.

     6. Salary: As payment for services rendered by the Employee under this Agreement, the Company shall pay the Employee $12,000.00 per month during the
term of this contract.   Employee shall not receive additional compensation for
service on the Board of Directors of the Company or any committee thereof.

     7. Stock Options: The Employee will receive, effective September 30, 1995, options to purchase 100,000 shares of the Company's stock. The options shall vest on September 30, 1995, and shall be valid for a period of five (5) years from the date of issue and shall expire on September 29, 2000. The exercise price shall be the closing price of the Company's stock on September 30, 1995. Employee acknowledges that any stock purchased by him in the exercise of said options, has certain restrictions of which the Employee is aware.

     8. Employee Handbook and Benefits: The Employee shall be entitled to the standard benefits referenced in the Company's Employee Handbook, including major medical, retirement and employee benefit plans, except as specifically modified in this Agreement. The Employee shall also be subject to the terms and conditions of employment as set forth in the Employee Handbook which may be revised unilaterally by the Company from time to time, except as specifically modified in this Agreement.

     9. Entire Agreement: This Agreement contains the entire understanding between the parties and supersedes any prior written or oral agreements between them. This Agreement shall not be modified or waived except by written instrument signed by the parties.

     10. Notice: Any notice required to be given under this Agreement shall be deemed given and sufficient if it is in writing and sent by registered and certified mail to his or its residence or principal business address as follows:



          (a)  If to Employee:

               Mr. John A. Weitzel
               The Seibels Bruce Group, Inc.
               Post Office Box One
               Columbia, South Carolina 29202
               Fax #:  803-748-2839

          (b)  If to Company:

               The Seibels Bruce Group, Inc.
               P.O. Box One
               Columbia, South Carolina 29202
               Fax #:  803-748-2839

               With a copy to:

               John C. West, Jr., Esquire
               P.O. Box 661
               Camden, South Carolina 29020
               Fax #:  803-432-0550


     11. Covenant Not to Compete: In exchange for the consideration offered by the Company elsewhere in this Agreement, the Employee agrees that for a period of one year after the date of termination of his employment for any reason except a termination without cause, the Employee shall not solicit any customers or prospective customers in any state in which the Company
(including its subsidiaries) engages in business, with whom the employee became acquainted with or gained knowledge of during the course of his employment, and the Employee shall not engage in or become associated with, directly or indirectly, any business or other activity either as stockholder, partner, investor (other than in a publicly held corporation in which he is not an officer, director or employee), sole proprietor, agent, employee or consultant, which is in any way competitive with the business of the Company, it being intended by the parties that for the agreed period the Employee will perform no act which may confer benefit on an enterprise competing with the Company. In the event of a breach of this provision, the Company shall be entitled to an injunction, restraining the Employee from the violation of these restrictions. The foregoing remedy shall not deprive the Company of any action, right, or remedy otherwise available to it. In the event of invalidity of any portion of this provision under South Carolina law, the remaining terms shall be conformed and enforced to their fullest extent.

     12. Nondisclosure of Proprietary Information: The Employee further agrees never to disclose any information deemed proprietary by the Company, including but not limited to, customer lists and trade secrets, regardless of the Employee's employment status.

     13. Severability: In the event that any part of this Agreement shall be declared unenforceable or invalid, the remaining parts shall continue to be valid and enforceable.

     14. Binding Effect: This Agreement shall inure to the benefit of and be binding upon the parties and their respective executors, administrators, personal representatives, heirs, assigns and successors in interest.

     15. Choice of Law: This Agreement is being executed and delivered and is intended to be performed in South Carolina and shall be governed and enforced in accordance with the laws of South Carolina.

     16. Full Knowledge: Both parties have read the foregoing Agreement in its entirety and voluntarily agree to each of its terms with full knowledge thereof.




EMPLOYEE:                                    COMPANY:

/s/ John A. Weitzel                          Ernst. N. Csiszar
___________________________________          ___________________________________
JOHN A. WEITZEL                              THE SEIBELS BRUCE GROUP, INC.

September 28, 1995                           September 28, 1995
___________________________________          ___________________________________
DATE                                         DATE