Form 10-K405/A
period 1995-12-31
SEIBELS BRUCE GROUP INC
filed 1996-04-25
CIK 276380

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

                                 None.


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

In estimating the liability for reported and estimated losses and adjustment expenses related to environmental and construction defect claims, management considers facts currently known along with the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In exposures on both known and unasserted claims, estimates of the liabilities are reviewed and updated continually.
The potential development of losses is limited by policy limits.

Because only 85 claims remain open as of December 31, 1995, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, II, III, IV, V and VI as of December 31, 1995 and for each of the three years in the period ended December 31, 1995 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial state-ments. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



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

In estimating the liability for reported and estimated losses and adjustment expenses related to environmental and construction defect claims, management considers facts currently known along with the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. The potential development of losses is limited by policy limits.

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

Because only 85 claims remain open as of December 31, 1995, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

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
                                       ===============================

Changes in estimates for the claims incurred in prior years increased the provision for losses and LAE (net reinsurance recoveries) by $3.4 million in 1995, $17.0 million in 1994, and $10.5 million in 1993. In each year, the principal cause for the changes in estimates related to environmental and construction defect claims incurred during 1982 through 1985. Both the severity of the claims and the number of late reported claims were much greater than originally estimated. During 1994, an additional amount was added to the estimates of losses for workers compensation claims incurred in 1993 and prior, principally in Florida. Also in 1994, the increase in estimated losses was offset partially by a settlement of all outstanding claims through the National Workers' Compensation Pool at $6.1 million less than the estimates at the beginning of that year. During 1993, the increase in estimated losses included $2.9 million of upward revisions in the estimated losses for business the Company was required to accept through various mandated pools and associations.


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


                                                       December 31,
                                               1995       1994        1993
                                                  (thousands of dollars)
Identifiable Assets
Property and casualty insurance underwriting
  segment, including related investment
  activity                                    $  82,493  $ 117,761  $ 182,067
Commission and service activities segment       134,598    127,628    115,006
Other business segments                           5,697      8,449     26,250
General corporate assets                          1,217      2,097      1,372
                                               ------------------------------
         Total assets                         $ 224,005  $ 255,935  $ 324,695
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


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Inapplicable.




PART III


Item 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant

The following information is set forth with respect to the Directors:

                                  Principal Occupations
                               during the Past Five Years             Year First
                                   and Certain Other                    Elected
Name and Age                         Directorships                      Director
- --------------         ---------------------------------------------- ----------

The following information is set forth with respect to those incumbent Directors whose terms of office will expire at the annual meeting of shareholders to be held in 1996:

Ernst N. Csiszar       President, Chief Executive Officer and Director    1995
(45)                   of the Company since June, 1995. Previously held
                       position of visiting professor at the School of Business, University of South Carolina since
                       1988.


William B. Danzell     President of Danzell Investment Management, Ltd.   1995
(42)                   of Hilton Head Island, South Carolina. From 1983
                       to 1995, Senior Vice President of Prudential
                       Securities in Hilton Head Island.

Claude E. McCain       Chairman of H.C. McCain Agency, Inc., President     1995
(71)                   of McCain Realty, Inc. and President of Insurance
                       Finance Company, Inc. Formerly, a member of the State Insurance Commission for 15 years, 10 of which he served as Chairman.

Kenneth W. Pavia       General partner of Balboa Investments, Chairman of  1995
(53)                   FHI,Inc,a securities holding company and Fiduciary
                       Leasco, Inc.

John P. Seibels        Investor, Columbia, SC since March, 1963, Director  1969
(54)                   of the Company and certain Company subsidiaries.
                       Director of Policy Management Systems Corporation.

John A. Weitzel        Chief Financial Officer of the Company and certain  1995
(50)                   Company subsidiaries since September, 1995. Chief
                       Financial Officer of Milwaukee Insurance Group, Inc.
                       from April, 1985 to November 1994.

The following information is set forth with respect to those incumbent Directors whose terms of office will expire at the annual meeting of shareholders to be held in 1997:

George R.P. Walker    Owner and operator of Middlefield Farm (Hanover       1969
(63)                  horse farm), Blythewood, SC, for more than the past
                      five years. Director of certain Company subsidiaries.

John C. West          Chairman of the Board. Of counsel with the law firm   1994
(73)                  of Bethea, Jordan and Griffin in Hilton Head Island,
                      SC and professor at the University of South Carolina.
                      Director of the Alliance International, Global, New
                      Europe and Environment Funds, and on the Advisory
                      Board for Donaldson, Lufkin & Jenrette, Inc. Former
                      Governor of South Carolina (1971-75) and former
                      Ambassador to the Kingdom of Saudi Arabia (1977-81).

The following information is set forth with respect to those incumbent Directors whose terms of office will expire at the annual meeting of shareholders to be held in 1998:

Albert H. Cox, Jr.    Chief Economist of Feltman & Company, an Atlanta-    1994
(63)                  based investment banking firm. From 1985 to 1993,
                      held various executive positions, including
                      Board member and Senior Economic Advisor, with
                      BIL Management, Inc., a subsidiary of the Bank in Liechtenstein. Prior to 1985, held a number of positions with Merrill Lynch & Company.

Item 11.  Executive Compensation

Director's Compensation

In 1995, the Company paid quarterly to each Director who was not a full-time employee of the Company (a "Non- Employee Director") a retainer fee of $175 per month plus $656.25 for each meeting of the Board at which the Director was present, a fee of $175 for each meeting of a Board Committee which he attended on the same day in the same general location as a Board meeting or by telephone, and a fee of $262.50 for attending a Committee meeting otherwise. In addition, at its meeting on June 15, 1995, the Board authorized the issuance of 5,000 shares of Common Stock to each person who was a Non-Employee Director on that date.

Compensation of Executive Officers

The following table sets forth, for the years ended December 31, 1995, 1994 and 1993, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company and such subsidiaries whose compensation was in excess of $100,000 (the "Executive Group"), in all capacities in which they serve.


                                          SUMMARY COMPENSATION TABLE

                                                                         Restricted   Securities
                                                           Other Annual    Stock      Underlying    All Other
           Name and                      Salary    Bonus   Compensation    Awards       Options   Compensation
     Principal Position       Year       ($)       ($)         ($)           ($)           (#)        ($)
- ---------------------------- -------- ----------- -------- ------------- ----------- ----------- --------------
John C. West                  1995(1)  141,785          0   15,625(2)         0       280,000             0
Chairman of the Board         1994           0          0        0            0             0             0
Ernst N. Csiszar, President   1995(1)  119,154          0        0            0       300,000             0
and Chief Executive Officer
John A. Weitzel               1995(1)   33,231(2)       0        0            0       100,000           174
Chief Financial Officer
- ---------------------------- -------- ----------- -------- ------------- ---------   ----------- --------------
Former Officers
Sterling E. Beale             1995           0          0        0            0            0        347,968(4)
Chairman of the Board and     1994     147,813      2,438        0            0            0        359,206(4)
Chief Executive Officer       1993     182,483          0        0            0            0          2,765
W. Thomas Reichard, III       1995           0          0        0            0            0              0
President                     1994     102,476      1,813        0            0            0        252,279(5)
                              1993     135,659          0        0            0            0          2,199

- ----------------------------

(1) Gov. West was appointed an officer of the Company for the first time in 1994; Messrs. Csiszar and Weitzel were appointed officers of the Company for the first time in 1995.

(2) The amount shown represents the dollar value of the difference between the price paid by Gov. West for shares upon the exercise of stock options and the fair market value at the date of exercise.

(3) Mr. Weitzel was employed by the Company effective September 30, 1995. The salary amount stated is for the three-month period from the date of employment through December 31, 1995. Prior to the date of employment, Mr. Weitzel was a consultant to the Company during 1995. With respect to his consulting services, the Company paid Mr. Weitzel consulting fees in the amount of $114,000 during 1995.

(4) The amounts shown for 1995 and 1994 for Mr. Beale include payments of $193,748 and $355,500, respectively, pursuant to a certain Retirement Agreement and $150,938 of salary for 1994 which was actually paid in 1995.

(5) The amount shown for 1994 for Mr. Reichard includes payments aggregating $249,502 pursuant to a certain Separation Agreement and Mutual Release.


Option Grants

During the year ended December 31, 1995, the Company granted 300,000 stock options to members of the Executive Group pursuant to the Company's 1987 Stock Option Plan. In addition, the Board of Directors approved the grant of 400,000 stock options to members of the Executive Group pursuant to the 1996 Plan, subject to shareholder approval of that plan. The following table sets forth the grants during the year ended December 31, 1995.


                         Option Grants During the Year Ended December 31, 1995



                                                                        Potential Realizable value at
                                                                        assumed rates of stock price
                                                                   appreciation for option terms ($)
                     Number of
                     Securities   % of Total
                     Underlying    Options    Exercise
                     Options      Granted to   Price    Expiration     0%        5%    10%
Name                 Granted (#)   Employees   ($/SH)      Date        (2)      (3)    (3)
- ------------------- ------------ ------------ --------- ----------- ------- --------- ----------
Ernst N. Csiszar     100,000(1)        13%      1.6250   12/21/00      0      44,895    99,208
  Chief Executive    100,000(1)        13%      2.5000   12/21/00      0     (42,605)   11,708
  Officer            100,000           13%               06/13/00             24,175    53,420
John C. West         100,000(1)        13%      1.6250   12/21/00      0      44,895    99,208
                     100,000(1)        13%      2.5000   12/21/00      0     (42,605)   11,708
                     100,000           13%      0.8750   06/13/00      0      24,175    53,420
John A. Weitzel      100,000           13%      0.8125   09/30/00      0      22,428    49,604

- --------------------------------------

(1) These grants were authorized by the Board of Directors during 1995 under the 1996 Plan, subject to shareholder approval of the 1996 Plan.

(2) All grants were made with an exercise price per share at or above the closing market price per share on the date of grant.

(3)    Assumed for illustrative purposes only.

Option Exercises and Year-End Holdings

During the year ended December 31, 1995, members of the Executive Group exercised a total of 20,000 stock options. The following table sets forth certain information with respect to option excercises during the year ended December 31, 1995, and unexercised stock options held by the Executive Group as of December 31, 1995.


                                    Aggregated Option Exercises During the Year
                               Ended December 31, 1995 and 1995 Year-End Option Values


                                                            Number of Securities           Value of Unexercised
                              Shares                    Underlying Unexercised Options   In-The-Money Options at
                            Acquired On      Value           at Year-End                 Year-End ($) Exercisable/
Name                       Exercise ($)   Realized ($)  (#)Exercisable/Unexercisable          Unexercisable
- ------------------------- -------------- -------------- ------------------------------- ---------------------------
Ernst N. Csiszar                  0             N/A            200,000/100,000(2)              62,500
Chief Executive Officer
John C. West                 20,000        15,625(1)           180,000/100,000(3)              50,000
John A. Weitzel                   0             N/A            100,000/0                       68,750

- ----------------------

(1) The amount shown represents the dollar value of the difference between the purchase price paid by Gov. West for the shares upon exercise of the stock options and the fair market value of the shares at the date of purchase.

(2) The amounts shown for Mr. Csiszar include 200,000 option grants authorized by the Board of Directors during 1995 under the 1996 Plan, subject to shareholder approval of the 1996 Plan.


(3) The amounts shown for Gov. West include 200,000 option grants authorized by the Board of Director's during 1995 under the 1996 Plan, subject to shareholder approval of the 1996 Plan.

Employment Agreements

The Company has entered into employment agreements (each, an "Agreement") under which Ernst N. Csiszar will serve as President and Chief Executive Officer, John
C. West will serves as Chairman and John A. Weitzel will serve as Senior Vice President and Chief Financial Officer (each an "Employee"), of the Company for a term of one (1) year. The terms of each Agreement are substantially identical (except as detailed below). The following is a summary of the terms of the Agreements.

Effective Dates of Employment. The one-year terms of Messrs. Csiszar and West began on January 1, 1995. Mr. Weitzel's one-year term began on September 30, 1995.

Salary. As payment for services rendered by the Employee under the Agreement, the Company shall pay Messrs. Csiszar and Weitzel $12,000, and Gov. West $7,200, per month during the term of the Agreement. The Employee shall not receive additional compensation for service on the Board of Directors of the Company or any committee thereof.

Bonus. Messrs. Csiszar and West shall receive a bonus based on the operating earnings of the Company for the calendar year 1996 of up to 150% of base salary.

Stock Options. Messrs. Csiszar and West will receive, effective December 21, 1995, options to purchase 200,000 shares of the Company's stock. The option for 100,000 shares vested on December 21, 1995, and shall be valid for a period of five (5) years from the date of issue and shall expire on December 20, 2000. The exercise price for these 100,000 shares shall be the closing price of the Company's stock on December 21, 1995. The remaining 100,000 shares shall vest on the earlier of (1) Employee's termination of employment with the company, or (2) December 31, 1996. The Options shall be valid for a period of five (5) years from the date of vesting and the exercise price for these Options shall be $2.50 per share. These Options are awarded under the terms and provisions of the 1996 Plan and are subject to the provisions thereof.

Mr. Weitzel has received effective September 30, 1995, options to purchase 100,000 shares of the Company's stock. The options vested on September 30, 1995, and shall be valid for a period of five (5) years from the date of issue and shall expire on September 29, 2000. The exercise price for these 100,000 shares shall be the closing price of the Company's stock on September 30, 1995.

Relocation Expenses. Mr. Weitzel will be reimbursed by the Company for the reasonable costs incurred in relocating from Wisconsin to South Carolina, including real estate commissions and closing costs paid in the sale of his residence; these costs are not to exceed $35,000. In addition, the Company will reimburse Mr. Weitzel for up to 6 months of temporary living costs -- apartment rental and round-trip flight to Wisconsin every 2 weeks -- until his permanent relocation.

Covenant Not to Compete. The Employee agrees that for a period of one year after the date of termination of his employment for any reason except a termination without cause, the Employee shall not solicit any customers or prospective customers in any state in which the Company (including its subsidiaries) engages in business, with whom the Employee became acquainted or gained knowledge of during the course of his employment, and the Employee shall not engage in any business which is in any way competitive with the business of the Company. The Employee further agrees never to disclose any information deemed proprietary by the Company, including but not limited to, customer lists and trade secrets, regardless of the Employee's employment status.

Termination. Each party shall have the right to terminate the Agreement at any time during the year upon thirty (30) days written notice to the other party. The Company may terminate the Agreement at any time with cause or upon thirty
(30) days written notice without cause; provided, that if the Company terminates the Agreement without cause the Company will pay the Employee within ten (10) days after termination, one year's base salary as severance pay. In the event that during the term of the Agreement, there is a sale of all or substantially all of the Company's assets or all or substantially all of the Company's stock and the new owners express their desire for a change in management or reassign the Employee to a job with the Company with lesser duties or responsibilities, then the Employee has the right to give written notice of his intent to terminate the Agreement and shall receive the remaining balance or amount due under the Agreement as severance.

Report of the Board of Directors on Executive Compensation

The primary elements of the Company's executive compensation program have historically consisted of a base salary, a bonus opportunity and stock options. Base salaries are determined, and have at times been increased, by evaluating the responsibilities of the position held and the experience of the executive officer. Overall compensation is based on the Compensation Committee's assessment of prevailing market compensation levels. The foregoing has been provided by the Company's Compensation Committee.

                 John P. Seibels (Chairman)
                 George R.P. Walker, Jr.
                 Claude E. McCain
                 Albert H. Cox, Jr.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the members of the Compensation Committee is or was formerly an officer or employee of the Company or any of its subsidiaries.

Stock Performance Chart

The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock during the five years through December 1995 with the cumulative total return on the NASDAQ Stock Market (US Companies) Index and the NASDAQ Fire, Marine and Casualty Insurance Stock Index.
                          [Chart Omitted]

                   Comparison of Five Year-Cumulative Total Returns
                              Performance Graph for
                            The Seibels Bruce Group Inc.

                                               12/31/90   12/31/91   12/31/92   12/31/93   12/30/94   12/29/95
                                               --------   --------   --------   --------   ---------  ---------
The Seibels Bruce Group, Inc.                    100.0      136.3       46.5       62.0       62.0       37.2
NASDAQ Stock Market (US Companies)               100.0      160.6      186.9      214.5      209.7      296.3
NASDAQ Stocks (SIC 6330-6339 US Companies
Fire, Marine and Casualty Insurance)             100.0      142.7      192.3      198.0      190.7      267.4

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 1996, information regarding ownership of the Company's Common Stock by the directors of the Company, each executive officer named in the Summary Compenstion Table that appears under "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS," all directors and such executive officers as a group and each person known to the Company to be the beneficial owner of 5% or more of the Common Stock.



                                             Amount and Nature of Beneficial   Percent of Class Excluding (Including)
Name of Beneficial Owner (and address,               Ownership(1)                Issuance of the Powers Shares(2)
with respect to non-directors or officer)
- ------------------------------------------   -------------------------------   ---------------------------------------
William M. Barilka                                  140,000(3)                          *
Ernst N. Csiszar                                    300,000(4)                       1.60% (1.20%)
Albert H. Cox, Jr.                                   11,600(3)                          *
William B. Danzell                                        0                             0
Claude E. McCain                                     10,064(3)                          *
Kenneth W. Pavia                                          0                             0
John P. Seibels                                     606,908(3,5)                      3.30% (2.46%)
George R.P. Walker, Jr.                             506,858(3,6)                      2.75% (2.06%)
John C. West                                        312,000(7)                        1.67% (1.25%)
John A. Weitzel                                     100,000(4)                          *


  All directors and officers as a group           1,987,430(8)                       10.40% (7.84%)
- ------------------------------------------   --------------------------------  ----------------------------------------
Alissa Group                                      8,152,200(9)                       44.29% (33.06%)
P.O. Box 192
Alkhobar, Saudi Arabia
The Powers                                        6,614,206(10)                      1.98%  (26.8(2)%)
P.O. Box 6525
Florence, SC 29502
Avent Group                                       1,635,000(11)                      6.63% (13.61%)
P.O. Box 3886
Florence, SC 29506
- ------------------------

* Less than 1%

1 Includes shares underlying options authorized for issuance by the Board of Directors, subject to shareholder approval.

2 Assuming no exercise of the 6,250,000 Powers Options or the 1,635,000 Avent Options.

3 Non-employee director. Includes 5,000 shares underlying options authorized for issuance under the 1995 Directors Plan, subject to shareholder approval of the plan.

4 Includes shares underlying options authorized for issuance under the 1996 Plan, subject to shareholder approval of that plan (with respect to Mr. Csiszar and Gov. West), and 100,000 shares underlying options granted under the Compnay's 1987 Stock Option Plan.

5 Excludes 9,012 shares held in the names of members of Mr. Seibels' immediate family as to which he has neither sole nor shared voting or dispositive power and as to which he disclaims beneficial ownership.

6 Excludes 45,557 shares held in the names of members of Mr. Walker's immediate family as to which he has neither sole nor shared voting or dispositive power and as to which he disclaims beneficial ownership.

7 Includes 280,000 shares underlying options authorized for issuance under the 1996 Plan, subject to shareholder approval of that plan.

8 Includes 705,000 shares underlying unexercised options and 1,282,430 shares issued and outstanding (representing 6.97% of the Company's issued and outstanding shares).

9 Based on information contained in Statement on Form 4 February, 1996: includes 6,200 shares to which Mr. Alissa has sole voting power, and 4,057,000 and 4,089,000, including shares to which he has shared voting power shares beneficially owned (shared voting and dispositive power) by Abdullatif Ali Alissa Est. (the "Establishment"), Financial Investors Limited ("FIL") and General Investors Limited ("GIL"). Mr. Alissa has informed the Company that he is the President of the Establishment; that FIL is wholly owned by the Establishment; and that GIL is wholly owned by Mr. Alissa.

10 Includes the 6,250,000 Powers Shares and 364,206 shares owned by the Powers as of January 30, 1996. Does not include the shares underlying the Powers Options. If the shares underlying the Powers Options were included as beneficially owned by the Powers, the Powers would beneficially own 12,864,206 shares, representing 41.62% of the class.

11 Excludes 1,635,000 shares underlying the Avent Options. If these shares were included as beneficially owned by the Avent Group, the Avent Group would beneficially own 3,270,000 shares, representing 16.32% of the class (assuming no issuance of the Powers Shares) or 12.44% of the class (assuming issuance of the Powers Shares, but excluding share underlying the Powers Options.)

Item 13.  Certain Relationships and Related Transactions

A non-employee Director of the Company is also a member of the Board of Directors of Policy Management Systems Corporation ("PMSC"), which provides data processing services to the Company. The term of this contract expires
June 30, 1996. The Company paid data processing charges of $1.8 million in 1995. The amount payable to PMSC at year-end was $112,000 for 1995.

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

The following financial statement schedules are included in Item 14(d):

Schedule I - Summary of Investments Other than Investments in Related Parties

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplementary Insurance Information

Schedule IV - Reinsurance

Schedule V - Valuation and Qualifying Accounts

Schedule VI - Supplemental Information Concerning Property/Casualty Insurance Operations

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


         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
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



 SCHEDULE II (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
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



 SCHEDULE II (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
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


 SCHEDULE II (CONTINUED) - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
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




THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
(thousands of dollars)



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



                  THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                             SCHEDULE IV - REINSURANCE
                              (thousands of dollars)



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


                           THE SEIBELS BRUCE GROUP, INC.
                   SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                             (thousands of dollars)


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



THE SEIBELS BRUCE GROUP, INC.
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(thousands of dollars)




Column A           Column B      Column C     Column D     Column E   Column F    Column G           Column H          Column I

                                                                                                Claims and Claims
                               Reserves for                                                     Adjustment Expenses
Affiliation        Deferred    Unpaid Claims  Discount,                         Net Investment  Incurred Related to   Amortization
  With              Policy      and Claim     if any,                            Income            (1)       (2)      of Deferred
Registrant        Acquisition   Adjustment    Deducted in   Unearned  Earned    and other        Current    Prior Policy Acquisition
                    Costs        Expenses     Column C*     Premiums  Premiums  Interest Income   Year      Years      Costs
- -------------------------------------------------------------------------------------------------------------------------------
Company and
consolidated subsidiaries


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





                                                              EXHIBIT 24





                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation by reference of our report dated March 29, 1996, with respect to the consolidated financial statements and schedules of The Seibels Bruce Group, Inc., included in this Annual Report (Form 10-K/A-1) for the year ended December 31, 1995 into the Company's previously filed Registration Statements (File S-8 Nos. 2-70057, 2-83595, 33-34973, 33-43618, 33-43601, and 2-48782).



       ARTHUR ANDERSEN LLP



       Columbia, South Carolina
       April 23, 1996



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

22 June 1995                            22 June 1995
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

June 22 / 95                            22 June 1995
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