Form 10-Q
period 1996-03-31
SEIBELS BRUCE GROUP INC
filed 1996-05-15
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended  March 31, 1996
                                      or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,407,686 shares of Common Stock, $1 par value, at April 30, 1996


ITEM 1.  FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars shown in thousands)


                                                         March 31,       December 31
ASSETS                                                     1996                1995
Investments:                                            (Unaudited)
  Fixed maturities, at market (cost of $35,094
    at 1996 and $33,171 at 1995)                      $    34,625         $     33,581
  Equity securities available-for-sale, at market
    (cost of $34 at 1996 and $221 at 1995)                     34                  377
  Short-term investments, including temporary cash
    investments of $17,953 ($10,235 at 1995)               18,028               10,310
  Other long-term investments                                  34                   34
    Total investments                                      52,721               44,302
Cash, other than invested cash                              4,744                6,339
Accrued investment income                                     364                  697
Premiums and agents' balances receivable, net               7,469                7,005
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                      26,193               27,423
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                      65,263               84,492
Property and equipment, net                                 5,467                5,396
Prepaid reinsurance premiums - ceded business              42,614               43,469
Deferred policy acquisition costs                             194                  293
Other assets                                                4,994                4,589
  Total assets                                        $   210,023         $    224,005

LIABILITIES
Losses and claims:
  Reported and estimated losses and claims - retained $    44,556         $     47,445
                                                           56,224               74,918
  Adjustment expenses - retained business                  12,673               13,586
                                     - ceded business       9,039                9,574
Unearned premiums:
  Property and casualty - retained business                 1,253                1,900
                                     - ceded business      42,615               43,469
  Credit life                                                 500                  758
Balances due other insurance companies                     16,751               12,438
Notes payable                                               2,476                2,476
Current income taxes payable                                  155                  191
Escrow liability                                            6,283                    0
Other liabilities and deferred items                        4,380                7,063
  Total liabilities                                       196,906              213,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                                              -
Common stock, $1 par value, authorized 25,000,000 shares,
  issued & outstanding 18,407,686 shares (16,772,686 at    18,408               16,773
Additional paid-in capital                                 35,653               34,080
Unrealized gain/(loss) on securities                         (634)                 401
Accumulated deficit                                       (40,310)             (41,067)
  Total shareholders' equity                               13,117               10,187
  Total liabilities and shareholders' equity          $   210,022         $    224,005




                                   THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIE
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                     (Amounts shown in thousands, except  per sh

                                                   Three Months Ended
                                                   March 31,
                                                        1996               1995
Premiums:
  Property and casualty:
    Net premiums written                         $     2,354        $     4,143
    Change in unearned premiums                          645               (836)

      Premiums earned                                  2,999              3,307
  Credit life premiums earned                            125                192
Commission and service income                         10,221             13,024
Net investment income                                    660                767
Other interest income                                    118                408
Realized gains on investments                            194                 64
Other income                                              23                 97

      Total revenue                                   14,340             17,859

Expenses:
  Property and casualty:
    Losses and loss adjustment expenses                3,004              5,068
    Policy acquisition costs                             683              1,208
  Credit life benefits                                    70                138
  Interest expense                                        85                 30
  Other operating costs and expenses                   9,733             13,412

      Total expenses                                  13,575             19,856

Income (loss) from operations, before income taxes       765             (1,997)

Provision for income taxes                                 8                 11

Net income (loss)                                $       757        $    (2,008)


Per share and common equivalent share:
  Net income (loss) - primary and fully diluted  $      0.04        $     (0.13)

Shares used in computing per common
 and common equivalent share:
           Primary                                    17,421             16,000
           Full dilution                              17,541             16,000

Change in value of marketable securities
  credited /(charged) directly to equity         $    (1,035)       $       559





THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase in Cash and Temporary Cash Investments
(Unaudited)
(Amounts shown in thousands)

                                                      Three Months Ended
                                                       March 31,
                                                             1996              1995
Cash flows from operating activities:
  Net income (loss)                                 $         757     $      (2,008)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation                                            239               243
      Realized losses (gains) on investments                 (194)              (64)
      Net change in assets and liabilities affecting
        cash flows from operating activities               (2,294)            1,467
Net cash used in operating activities                      (1,492)             (362)

Cash flows from investing activities:
  Proceeds from investments sold                            1,170             5,752
  Proceeds from investments matured                         2,795             1,710
  Cost of investments acquired                             (5,510)           (1,949)
  Net change in short-term investments                        -                 (75)
  Proceeds from property and equipment sold                   108                16
  Purchases of property and equipment                        (406)              (25)
Net cash provided by (used in) investing activities        (1,843)            5,429

Cash flows from financing activities:
  Issuance of capital stock held in escrow                  6,250               -
  Issuance of capital stock                                 3,208               -
  Proceeds from stock rights offering                         -               5,321
Net cash provided by financing activities                   9,458             5,321


Net increase in cash and temporary cash investments         6,123            10,388
Cash and temporary cash investments, January 1             16,574            20,243

Cash and temporary cash investments, March 31       $      22,697     $      30,631


Supplemental cash flow information:
  Cash paid for - income taxes                      $          43     $         147


                      PART I. FINANCIAL INFORMATION

             Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The interim financial statements in Item 1 are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the
 Company's annual report Form 10-K for
the year ended December 31, 1995.

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                 March 31,      December 31,
FINANCIAL CONDITION              1996                1995

Total investments                   $ 52,721    $    44,302

Total assets                         209,952        224,005

Total liabilities                    196,835        213,818

Shareholders' equity                  13,117         10,187
   Per Share                            0.71           0.61

                                       Three Months Ended March 31,
RESULTS OF OPERATIONS                     1996               1995

Operating revenues
  Commission and service income          $  10,221     $   13,024
  Premiums earned                            3,124          3,499
  Net investment and other interest income     778          1,175
  Realized gains on investments                194             64
  Other income                                  23             97

Total operating revenues                 $  14,340      $  17,859

Net income (loss)                      $       757      $  (2,008)
 Per share                             $      0.04     $    (0.13)





                          Results of Operations

The net income for the first quarter of 1996 was $0.8 million ($0.04 per share), compared to a net loss of $2.0 million ($0.13 per share) for the first quarter
of 1995.   Total revenues in the first quarter of 1995 decreased $3.5 million
(19.7%), when compared to the first quarter of 1995. The majority of this is related to the decrease in commission and service income due to the reduction in volume and rates. However, total expenses (includes losses and loss adjustment expenses) also decreased in the first quarter of 1996 by $6.3 million (31.6%), when compared to the first quarter of 1995. While the Company has seen premiums earned decrease as the related policies runoff, the losses and loss adjustment expenses on the business earned prior to 1996 have stabilized. Results in the first quarter of 1996, and the last three quarters of 1995, confirm management's opinion that reserves appear to be adequate to cover any future development on this business. In addition, the Company continues its constant monitoring of expenses related to the contracts it services to keep the profit margin from decreasing at the same rate as revenues.

The majority of the loss in the first quarter of 1995 is due to losses incurred on business the Company wrote in prior years. In addition, during the first quarter of 1995, the Company began to feel the effects of the lower rates and volume on the contracts from which it earns commission and service income. The related expense reductions did not begin until the second quarter.

Net investment income for the first quarter of 1996 was $0.8 million, compared to $1.2 million for the same quarter in 1995. This decease is due to lower average invested assets during the first quarter of 1996, as compared to the same quarter in 1995. In addition, only minimal earnings were recognized on the capital contributions discussed below. While the capital investment of
 $6.3 million is included in short-term investments at March 31, 1996, the Company will not recognize the interest earnings until the transaction is approved by all parties in the second quarter. The capital investment of $3.3 million is included in short-term investments at March 31, 1996; however, it was only available for earnings the last three days of the quarter.

Other income in 1995 includes an $85,000 gain on the sale of certain assets of Forest Lake Travel Service, Inc. This subsidiary was dissolved in the second quarter of 1995.

                     Capital Resources and Liquidity

Cash used in operations during the first quarter of 1996 was $1.5 million, compared to $0.4 million in 1995. The negative cash flow in both periods was due to reduced premium collections and the payment of claims for the three months. While additional cash drain is anticipated during 1996, the expected amount is less than the $22.8 million of cash and short-term investments held at March 31, 1996. Hence, no unplanned sales of securities are anticipated during 1996.

Shareholders' equity at March 31, 1996 was $13.1 million ($0.71 per share), compared to $10.2 million ($0.61 per share) at December 31, 1995. During the first quarter of 1996, the Company issued 6,250,000 shares of authorized but unissued shares at a price of $1.00 to several related investors.  The proceeds of the sale were deposited into escrow pending approval of the transaction by shareholders and by the South Carolina Department of Insurance. In conjunction with the sale of common stock, the Company also has issued stock options to acquire an additional 3,125,000 shares at the higher of $1.50 per share or book value at December 31, 1998 and 3,125,000 shares at the higher of $2.00 or book value at December 31, 2000.

Also during the first quarter of 1996, the Company issued 1,635,000 shares of authorized but unissued shares at a price of $2.00 to a different group of investors. The proceeds of this stock sale were used to liquidate the notes payable that were due May 1, 1996. In addition, subject to shareholder approval of increasing the number of authorized shares, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.


                       PART I.  OTHER INFORMATION

                Item 6.  Exhibits and Reports on Form 8-K

On January 10, 1996, Form 8-K was filed reporting that a letter of intent had been signed with a group of related investors to invest in 5.5 million shares of authorized but unissued common stock of the Company. The Company also announced the election of Kenneth W. Pavia as a member of the Board of Directors to replace Roy L. Faulks, who had resigned.

On February 2, 1996, Form 8-K was filed reporting that the investment of 6,250,000 shares of the Company's authorized but unissued common stock by a related group of investors had closed. The investment was increased from the previously reported 5.5 million shares. The proceeds were placed in escrow pending approval by shareholders and the South Carolina Department of Insurance.

On March 14, 1996, Form 8-K was filed reporting an agreement in principle for South Carolina Insurance Company, a subsidiary of the Company, to sell its inactive subsidiary, Consolidated American Insurance Company, to Hogan Holding Corporation. This sale is continent upon the negotiation of a definitive agreement and regulatory approval. The Company subsequently announced that neither contingency was resolved during the first quarter.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 THE SEIBELS BRUCE GROUP, INC.
                 (Registrant)



Date:   May 15, 1996              /s/John A. Weitzel
                                John A. Weitzel
                                Chief Financial Officer and Director


Date:   May 15, 1996              /s/Ernst N. Csiszar
                                Ernst N. Csiszar
                                President and  Director



Date:   May 15, 1996              /s/Mary M. Gardner
                                Mary M. Gardner
                                Controller (Principal Accounting Officer)