Form 10-Q
period 1996-06-30
SEIBELS BRUCE GROUP INC
filed 1996-08-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                                FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended  June 30, 1996
                                      or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as ofthe latest practicable date: 18,407,686 shares of Common
 Stock, $1 par value, at July 31, 1996

ITEM 1.  FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars shown in thousands)

                                                         June 30,          December 31
ASSETS                                                     1996               1995
Investments:                                            (Unaudited)
  Fixed maturities, at market (cost of $35,406
    at 1996 and $33,171 at 1995)                      $     34,590       $     33,581
  Equity securities available-for-sale, at market
    (cost of $39 at 1996 and $222 at 1995)                      34                377
  Cash and short-term investments                           14,601             16,649
  Other long-term investments                                   34                 34
    Total cash and investments                              49,259             50,641

Accrued investment income                                      713                697
Premiums and agents' balances receivable, net                8,819              7,005
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                       25,925             27,423
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                       64,083             84,492
Property and equipment, net                                  5,443              5,396
Prepaid reinsurance premiums - ceded business               44,967             43,469
Deferred policy acquisition costs                              153                293
Other assets                                                 4,758              4,589
  Total assets                                        $    204,120       $    224,005

LIABILITIES
Losses and claims:
  Reported and estimated losses and claims
                       - retained business            $     41,427       $     47,445
                       - ceded business                     55,535             74,918
  Adjustment expenses - retained business                   11,839             13,586
                                     - ceded business        8,548              9,574
Unearned premiums:
  Property and casualty - retained business                  1,049              1,900
                                     - ceded business       44,967             43,469
  Credit life                                                  395                758
Balances due other insurance companies                      16,838             12,438
Notes payable                                                    0              2,476
Current income taxes payable                                    57                191
Escrow liability                                             6,344                  0
Other liabilities and deferred items                         3,079              7,063
  Total liabilities                                        190,078            213,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                                             -
Common stock, $1 par value, authorized 50,000,000 shares,
  issued & outstanding 18,407,686 shares (16,772,686 at
  1995)                                                     18,408             16,773
Additional paid-in capital                                  35,588             34,080
Unrealized gain/(loss) on securities                          (986)               401
Accumulated deficit                                        (38,968)           (41,067)
  Total shareholders' equity                                14,042             10,187
  Total liabilities and shareholders' equity          $    204,120       $    224,005




                           THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATION

                                       (Unaudited)
                        (Amounts shown in thousands, except per share amounts)

                                      Six Months Ended
                                       June 30,                   Second Quarter
                                           1996          1995         1996         1995

Premiums:
  Property and casualty:
    Net premiums written            $     2,974   $     5,058   $      620   $      914
    Change in unearned premiums             851           455          206        1,291

      Premiums earned                     3,825         5,513          826        2,205
  Credit life premiums earned               225           416          100          221
Commission and service income            21,600        25,552       11,379       12,529
Net investment income                     1,248         1,577          588          811
Other interest income                       187           774           69          366
Realized gains on investments               194            35            0          (29)
Other income                                 41           807           18          710

      Total revenue                      27,320        34,674       12,980       16,813

Expenses:
  Property and casualty:
    Losses and loss adjustment expense    3,331         7,164          327        2,096
    Policy acquisition costs                765         2,113           82          906
  Credit life benefits                      131           266           61          128
  Interest expense                          125           103           40           73
  Other operating costs and expenses     20,959        26,775       11,226       13,360

      Total expenses                     25,311        36,421       11,736       16,563

Income (loss) from operations, before     2,009        (1,747)       1,244          250

Provision for income taxes                  (90)           12          (98)           0

Net income (loss)                   $     2,099   $    (1,759)  $    1,342   $      250


Per share and common equivalent share:
  Net income (loss) - primary and
  fully diluted                     $      0.11   $     (0.11)  $     0.07   $     0.01


Shares used in computing per common
 and common equivalent share:            18,307        16,361       19,223       16,718


Change in value of marketable securities
  credited /(charged) directly to
  equity                            $    (1,387)  $     1,905   $     (352)  $    1,346




THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Temporary Cash Investments
(Unaudited)

                                                Six Months Ended
                                                 June 30,
                                                      1996           1995
Cash flows from operating activities:
   Net income (loss)                          $      2,099  $      (1,759)
   Adjustments to reconcile net income (loss) to       -              -
     net cash used in operating activities:            -              -
       Depreciation                                    483            398
       (Gains) on investments                         (194)           (35)
       Net change in assets and liabilities
       affecting cash flows from
       operating activities                         (8,977)        (8,995)
Net cash used in operating activities               (6,589)       (10,391)

Cash flows from investing activities:
   Proceeds from investments sold                    1,281          8,042
   Proceeds from investments matured                 3,095          2,030
   Cost of investments acquired                     (6,238)        (3,182)
   Net change in short-term investments                -              (21)
   Proceeds from property and equipment sold           113            105
   Purchases of property and equipment                (627)           (37)
Net cash provided by (used in) investing activities (2,376)         6,937

Cash flows from financing activities:
   Issuance of capital stock held in escrow          6,250            -
   Issuance of capital stock                         3,143            -
   Repayment of notes payable                       (2,476)           -
   Proceeds from stock rights offering                 -            5,321
   Increase in notes payable                           -            2,037

Net cash provided by financing activities            6,917          7,358

Net increase (decrease) in cash and temporary
   cash investments                                 (2,048)         3,904
Cash and temporary cash investments, January 1,     16,649         20,243

Cash and temporary cash investments, June 30, $     14,601  $      24,147


Supplemental cash flow information:
   Cash paid for - interest                   $        271            -
                 - income taxes paid          $         43  $         147

              PART I.  FINANCIAL INFORMATION

    Item 1.  Notes to Consolidated Financial Statements

NOTE 1.  NOTES PAYABLE

Notes payable at June 30, 1996 and December 31, 1995, are summarized as follows:

                                   June 30,     December 31,
                                     1996          1995
                                     (amounts in thousands)
Note payable (due 5/1/96,
interest accrues at a rate
equal to NationsBank's Prime
Rate plus 2%, compounded daily   $      0        $  2,000

Interest note payable,
due 5/1/96, interest at 8.5%            0             476

Notes payable                    $      0        $  2,476

As discussed in Note 2, the proceeds of the capital contribution made at the end of the first quarter of 1996 were used to pay off the above note balances on May 1, 1996. This leaves the Company debt-free as of June 30, 1996, excluding current payables.

NOTE 2.  CAPITAL CONTRIBUTIONS

During the first quarter of 1996, the Company issued 6,250,000 shares of authorized but unissued shares at a price of $1.00 to several related investors. The proceeds of the sale were deposited into escrow pending approval of the transaction by shareholders and by the South Carolina Department of Insurance ("DOI"). On June 14, 1996, the shareholders approved the transaction at a special meeting. The DOI held a hearing to consider the approval of the transaction on July 29, 1996. The proceeds are still being held in escrow pending issuance of an order by the DOI. In conjunction with the sale of common stock, the Company also has issued stock options to acquire an additional 3,125,000 shares at the higher of $1.50 per share or book value at December 31, 1998 and 3,125,000 shares at the higher of $2.00 or book value at December 31, 2000.

Also during the first quarter of 1996, the Company issued 1,635,000 shares of authorized but unissued shares at a price of $2.00 per share to a different group of investors. The proceeds of this stock sale were used to liquidate the notes payable that were due May 1, 1996. In addition, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.

NOTE 3.  BENEFIT PLANS

On June 14, 1996, the Company's shareholders approved the following benefit plans:

a) The 1996 Stock Option Plan for Employees supersedes the 1987 Stock Option Plan and became effective November 1, 1995. The 1996 Plan reserves 5 million shares of Company stock which may be issued as stock options, incentive stock and restricted stock to employees of and consultants to the Company. The exercise price will be greater than or equal to the market value on the date of grant. During the six months ended June 30, 1996, 994,100 options were granted at exercise prices ranging from $1.50 to $5.50 per share.

b) The 1995 Stock Option Plan for Non-employee Directors became effective June 15, 1995. Under the plan, all non-employee directors will be automatically granted 5,000 options to purchase Company stock on an annual basis every June 15th. The exercise price will be the market value at the date of grant. The options will be fully vested at the date of grant. On June 15, 1996, 35,000 options were granted at an exercise price of $2.625 per share.

c) The 1995 Stock Option Plan for Independent Agents became effective December 21, 1995. The exercise price will be greater than or equal to the market value on the date of grant. Vesting will be determined on an individual grant basis. During the six months ended June 30, 1996, 294,000 options were granted at exercise prices ranging from $1.50 to $2.94 per share.




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

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                June 30      December 31,
FINANCIAL CONDITION                1996         1995

Total cash and investments      $ 49,259     $ 50,641

Total assets                      204,120      224,005

Total liabilities                 190,078      213,818

Shareholders' equity               14,042       10,187
   Per Share                         0.76         0.61

                                   Six Months Ended
                                      June 30               Second Quarter
RESULTS OF OPERATIONS             1996        1995           1996      1995

Operating revenues
Insurance
 Commission and service income    $ 21,600      $ 25,552  $ 11,379 $  12,529
 Premiums earned                     4,050         5,929       926     2,426
 Net investment and other interest
 income                              1,435         2,351       657     1,177

Realized gains (losses) on investments 194            35         -       (29)
  Other income                          41           807        18       710

Total operating revenues          $ 27,320      $ 34,674   $12,980  $ 16,813

Net income (loss)                 $  2,099      $(1,759)   $ 1,342  $    250
 Per share                        $   0.11        (0.11)   $  0.07  $   0.01

             Results of Operations

The Company had net income during the second quarter of 1996 of $1.3 million, compared to $0.3 million for the second quarter of 1995. The six months ended June 30, 1996 reflect net income of $2.1 million, compared to a net loss of $1.8 million in 1995. Total revenues in the second quarter of 1996 decreased $3.8 million (22.8%), when compared to the second quarter of 1995. Total revenues for the six month period ended June 30, 1996 decreased $7.4 million (21.2%), when compared to the same period in 1995.
The majority of this is related to the decrease in commission and service income due to the Company obtaining a smaller book of business at lower rates during the bid process in late 1994. However, total expenses (including losses and loss adjustment expenses) also decreased in the second quarter of 1996 and the six months ended June 30, 1996 by $4.8 million (29.2%) and $11.1 million (30.5%), respectively, when compared to 1995. While the Company has seen premiums earned decrease as the related policies runoff, the losses and loss adjustment expenses on the business earned prior to 1996 have stabilized. Results in the first six months of 1996, and the last three quarters of 1995, confirm management's opinion that reserves appear to be adequate to cover any future development on this business. In addition, the Company continues its constant monitoring of expenses related to the contracts it services to keep the profit margin from decreasing at the same rate as revenues.

The six months ended June 30, 1995 includes $5.9 million of losses and loss adjustment expenses ("LAE") on this business the Company no longer retains. Premiums earned on this business for the six months was $5.3 million. Premiums earned had been reduced by the premiums the Company pays for catastrophe reinsurance. Effective July 1, 1995, the Company had renewed this coverage at a cost more consistent with the fact that the Company is no longer writing high-risk property premiums.

Net investment income for the second quarter of 1996 was $0.6 million, compared to $0.8 million for the same quarter in 1995. The six months ended June 30, 1996 shows a decrease of $0.3 million, when compared to the same time period in 1995. These decreases are due to lower average invested assets during 1996, as compared to 1995. In addition, only minimal earnings were recognized on the two capital contributions discussed below. While the capital investment of $6.3 million is included in short-term investments at the end of both quarters in 1996, the Company will not recognize the interest earnings until the funds are transferred out of escrow in the third quarter. The other capital investment of $3.3 million is included in short-term investments at the end of both quarters of 1996; however, it was only available for earnings the last three days of the first quarter.

Other income in 1995 includes a settlement received on litigation the Company was involved in for several years. Also included in other income is a gain on the sale of certain assets of Forest Lake Travel Service, Inc. This subsidiary was dissolved in the second quarter of 1995 as it was no longer a part of the Company's operating plans.

             Capital Resources and Liquidity

Cash used in operations during the six months ended June 30, 1996 was $6.6 million, compared to $10.4 million in 1995. The negative cash flow in both periods was due to reduced premium collections and the payment of claims for the six months. While additional cash drain is anticipated during 1996, the expected amount is less than the $14.6 million of cash and short-term investments held at June 30, 1996.

Shareholders' equity at June 30, 1996 was $14.0 million ($0.76 per share), compared to $10.2 million ($0.61 per share) at December 31, 1995. Included in shareholders' equity is depreciation in the market value on the Company's investment portfolio of $1.0 million during the six months ended June 30, 1996.

During the first quarter of 1996, the Company issued 6,250,000 shares of authorized but unissued shares at a price of $1.00 to several related investors. The proceeds of the sale are currently deposited into escrow pending approval by the DOI for the Company to write certain retained business. In conjunction with the sale of common stock, the Company also has issued stock options to acquire an additional 3,125,000 shares at the higher of $1.50 per share or book value at December 31, 1998 and 3,125,000 shares at the higher of $2.00 or book value at December 31, 2000.

Also during the first quarter of 1996, the Company issued 1,635,000 shares of authorized but unissued shares at a price of $2.00 to a different group of investors. The proceeds of this stock sale were used to liquidate the notes payable that were due May 1, 1996. In addition, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.


                 PART II. OTHER INFORMATION

                Item 1.  Legal Proceedings

In July 1996, the Company filed a Statement of Claim for arbitration before the National Association of Securities Dealers, naming Prudential Securities, Inc. and William B. Danzell as respondents. The Company alleges eleven (11) claims against the Respondents as follows: breach of contract, negligence, breach of fiduciary duties, fraud, fraudulent sale of securities under S.C. Code Ann. Section 35-1-1220, fraudulent sale of securities under S.C. Code Ann.
Section 35-1-1490, violation of S.C. Code Ann. Section 35-1-1230, deceptive trade practices, fraudulent sale of securities under Securities Act of 1933 Section 17(a), violation of
Section 10(b) of the Exchange Act of 1934 and Rule 10b-5, and violation of 15 U.S.C. Section 80b-6. The arbitration involves a contract between the Company and Prudential Securities, Inc., governing the investment of the Company s insurance reserves. The Company seeks to rescind the contract and asks for restitution of all losses resulting from the mismanagement of the investments of the insurance reserve, along with other appropriate relief.

Due to the nature of their business, certain subsidiaries are parties to various other legal proceedings which are considered routine litigation incidental to the insurance business.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders (the "Meeting") of the Company was held on June 14, 1996. As of April 11, 1996, and for purposes of the Meeting, there were 18,407,686 shares of common stock of the Company, par value $1.00 per share (the "Common Stock"), issued and outstanding. The Meeting was called for the following purposes and with the following results:

     (1) To consider and act upon a proposal to increase the authorized Common Stock from 25,000,000 to 50,000,000 shares and to amend the Company s Articles of Incorporation accordingly. Passed with 17,874,791 votes (97%) in favor.

     (2) To consider and act upon a proposal to approve the issuance of 6,250,000 shares of Common Stock (the "Powers Shares"), the issuance of options (the "Powers Options") to purchase a further 6,250,000 shares of Common Stock at an exercise price per share of the greater of $1.50 or the book value per share at the date of exercise with respect to 3,125,000 shares and the greater of $2.00 or the book value per share at the date of exercise with respect to a further 3,125,000 shares, and the issuance of the shares of Common Stock underlying the Powers Options (the "Powers Option Shares") for an aggregate purchase price of $6,250,000, as contemplated by the Stock Purchase Agreement, dated as of January 29, 1996, as amended January 30, 1996 (the "Powers Agreement") between the Company and Charles H. Powers, Walker S. Powers, Rex Huggins and Jane
          Huggins (collectively, "the Powers"), which approval is required by the By-Laws of the National Association of Securities Dealers, Inc. (the "NASD"). Passed with 13,326,044 votes (72%) in favor.

     (3) To consider and act upon a proposal to grant full and unlimited voting rights under the South Carolina Control Share Acquisitions Act to all 12,500,000 shares of Common Stock purchased or to be purchased by the Powers pursuant to the Powers Agreement and the Powers
          Options, in accordance and in compliance with Title 35, Chapter 2,
          Article 1, Section 35-2-109 of the South Carolina Code. Passed with 12,864,900 votes (70%) in favor.

     (4) To consider and act upon a proposal to increase the number of directors of the Company from 11 to 18. Passed with 17,742,035 votes (96%) in favor.

     (5) To consider and act upon a proposal to adopt a stock option plan for non-employee directors of the Company. Passed with 17,227,693 votes (93%) in favor.

     (6) To consider and act upon a proposal to adopt a stock option plan to supersede the 1987 Stock Option Plan, for the employees of the Company. Passed with 17,222,698 votes (93%) in favor.

     (7) To consider and act upon a proposal to adopt a stock option plan for independent agents of the Company. Passed with 17,300,733 votes (94%) in favor.


         Item 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

On April 8, 1996, Form 8-K was filed reporting the closing of the capital contribution whereby the Company issued 1,635,000 shares of authorized but unissued shares at a price of $2.00 to a group of investors. In addition, the Company issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE SEIBELS BRUCE GROUP, INC.
                                                    (Registrant)


Date:       August 14, 1996                             /s/ John A. Weitzel

                                                         John A. Weitzel
                                       Chief Financial Officer and Director




Date:       August 14, 1996                            /s/ Ernst N. Csiszar

                                                         Ernst N. Csiszar
                                                        President and Director




Date:       August 14, 1996                             /s/ Mary M. Gardner

                                                            Mary M. Gardner
                                    Controller (Principal Accounting Officer)