Form 10-Q
period 1996-09-30
SEIBELS BRUCE GROUP INC
filed 1996-11-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
                         Washington , D.C.  20549

                                FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 1996
                        ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________


Commission file number 0-8804


THE SEIBELS BRUCE GROUP, INC.
-----------------------------
(Exact name of the registrant as specified in its charter)

South Carolina                           57-0672136
----------------------                ---------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or                   Identification No.)
organization)

1501 Lady Street (P.O. Box One), Columbia, S.C.  29201(2)
---------------------------------------------------------
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code   (803) 748-2000
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X    No
                                                    ----     ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 24,647,686 shares of
                                                    ----------------------
Common Stock, $1 par value, at October 31, 1996.
------------------------------------------------



               THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       (Dollars shown in thousands)

                                                 September 30,     December 31,
ASSETS                                                  1996              1995
Investments:                                         (Unaudited)
   Fixed maturities, at market (cost of $36,390
     at 1996 and $33,171 at 1995)                $     35,623      $    33,581
   Equity securities available-for-sale, at market
     (cost of $39 at 1996 and $222 at 1995)                34              377
   Cash and short-term investments                     11,459           16,649
   Other long-term investments                             34               34
     Total cash and investments                        47,150           50,641

Accrued investment income                                 371              697
Premiums and agents' balances receivable, net           6,191            7,005
Reinsurance recoverable on paid losses and loss
   adjustment expenses                                 25,453           27,423
Reinsurance recoverable on unpaid losses and loss
   adjustment expenses                                 88,157           84,492
Property and equipment, net                             5,343            5,396
Prepaid reinsurance premiums - ceded business          45,874           43,469
Deferred policy acquisition costs                         121              293
Other assets                                            6,134            4,589
                                                     --------         --------
   Total assets                                $      224,794    $     224,005
                                                     ========         ========

LIABILITIES
Losses and claims:
 Reported and estimated losses and claims
                 - retained business           $       39,732    $      47,445
                 - ceded business                      79,217           74,918
 Adjustment expenses - retained business               10,984           13,586
                 - ceded business                       8,940            9,574
Unearned premiums:
   Property and casualty - retained business            1,700            1,900
                         - ceded business              45,874           43,469
   Credit life                                            312              758
Balances due other insurance companies                 12,548           12,438
Notes payable                                               0            2,476
Current income taxes payable                                4              191
Escrow liability                                            0                0
Other liabilities and deferred items                    3,582            7,063
                                                      --------         -------
   Total liabilities                                  202,893          213,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
   shares, none issued and outstanding                                     -
Common stock, $1 par value, authorized 50,000,000
  shares, issued & outstanding 24,647,686 shares
  (16,772,686 at 1995)                                 24,647           16,773
Additional paid-in capital                             35,537           34,080
Unrealized gain/(loss) on securities                     (937)             401
Accumulated deficit                                   (37,346)         (41,067)
                                                      -------         --------
   Total shareholders' equity                          21,901           10,187
                                                      -------         --------
   Total liabilities and shareholders' equity  $      224,794    $     224,005
                                                      =======          =======

                THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
            (Amounts shown in thousands, except  per share amounts)

                                    Nine Months Ended
                                      September 30,           Third Quarter
                                     ----------------          -----------
                                     1996        1995        1996       1995
Premiums:
  Property and casualty:
    Net premiums written          $  5,906   $   5,466    $  2,932   $   409
    Change in unearned premiums        199       3,043        (652)    2,588

      Premiums earned                6,105       8,509       2,280     2,997
  Credit life premiums earned          305         612          80       197
Commission and service income       33,247      38,036      11,647    12,484
Net investment income                2,046       2,502         798       925
Other interest income                  628         986         441       212
Realized gains on investments          196          35           2         0
Other income                           121         816          80         9
                                    ------      ------      ------    ------
      Total revenue                 42,648      51,496      15,328    16,824
                                    ------      ------      ------    ------
Expenses:
  Property and casualty:
    Losses and loss adjustment
               expenses              5,594      10,323       2,263     3,159
    Policy acquisition costs         1,668       1,855         903      (258)
  Credit life benefits                 204         347          73         81
  Interest expense                     142         194          17         91
Other operating costs and expenses  31,463      39,180      10,504     12,406
                                    ------      ------      ------     ------
      Total expenses                39,071      51,899      13,760     15,479
                                    ------      ------      ------     ------
Income (loss) from operations,
         before income tax           3,577        (403)      1,568      1,345

Provision for income taxes            (144)         72         (54)        61
                                    ------      ------      ------     ------
Net income (loss)              $     3,721    $   (475)  $    1,622  $  1,284
                                    ======      ======      ======     ======

Per share and common equivalent share:
  Net income (loss) -
     primary and fully diluted   $    0.20    $   (0.03)  $    0.09  $   0.08
                                    ======      =======      ======    =======

Shares used in computing per common
 and common equivalent share:    18,620,208   16,491,653  18,332,090 16,749,262
                                 ==========   ==========  ========== ==========

Change in value of marketable securities
  credited /(charged) directly to
  equity                          $  (1,338) $     2,000   $      49  $  95,532
                                    ========     =======      ======    =======


                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase (Decrease) in Cash and Temporary Cash Investments
                                 (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                   1996           1995
                                                -------------------------
Cash flows from operating activities:
 Net income (loss)                              $  3,721      $    (475)
 Adjustments to reconcile net income (loss) to       -              -
   net cash used in operating activities:            -              -
     Depreciation                                    724            604
     (Gains) on investments                         (196)           (35)
     Net change in assets and liabilities affe       -              -
      -
       cash flows from operating activities      (12,797)       (18,638)
                                                 --------       --------
Net cash used in operating activities             (8,549)       (18,544)
                                                 --------       --------

Cash flows from investing activities:
   Proceeds from investments sold                    1,343          8,165
   Proceeds from investments matured                 3,095          2,030
   Cost of investments acquired                     (7,282)        (3,184)
   Net change in short-term investments                -               88
   Proceeds from property and equipment sold           116            106
   Purchases of property and equipment                (766)           (38)
                                                   -------         -------
Net cash provided by (used in) investing activities (3,495)         7,168
                                                   -------         -------
Cash flows from financing activities:
   Issuance of capital stock                         9,333            -
   Repurchase of Treasury Stock                         (3)
   Repayment of notes payable                       (2,476)           -
   Proceeds from stock rights offering                 -            5,321
   Increase in notes payable                           -            2,037
                                                    -------        ------
Net cash provided by financing activities            6,854          7,358
                                                    -------        ------
Net increase (decrease) in cash and temporary
   cash investments                                 (5,190)        (4,018)
Cash and temporary cash investments, January 1,     16,649         20,243
                                                    ------         ------
Cash and temporary cash investments, September 30 $ 11,459     $   16,225
                                                    ======         ======

Supplemental cash flow information:
   Cash paid for - interest                   $        319            -
                 - income taxes paid          $         43     $      147

Non-cash financing activities:
 Cancellation of shares issued to Directors
   in June, 1995                              $         10
 Notes payable exchanged for accrued interest                $      439
 Issuance of common stock                                            39



                       PART I.  FINANCIAL INFORMATION


Item 1.  Notes to Consolidated Financial Statements

NOTE 1.  NOTES PAYABLE

Notes payable at September 30, 1996 and December 31, 1995, are summarized as follows:

                                                 September 30,    December 31,
                                                     1996              1995
                                                     (amounts in thousands)
                                                 -----------------------------
Note payable (due 5/1/96, interest accrues
   at a rate equal to NationsBank's Prime
   Rate plus 2%, compounded daily                 $        0    $     2,000

Interest note payable, due 5/1/96,
   interest at 8.5%                                        0            476
                                                      -------         ------
Notes payable                                     $        0    $     2,476
                                                      =======         ======


As discussed in Note 2, the proceeds of the capital contribution made at the end of the first quarter of 1996 were used to pay off the above note balances on May 1, 1996. This leaves The Seibels Bruce Group, Inc. ("the Company") debt-free as of September 30, 1996.


NOTE 2.  CAPITAL CONTRIBUTIONS

During the first quarter of 1996, the Company issued 6,250,000 shares of authorized but unissued common stock, par value $1.00 per share (the
"Common Stock"), at a price of $1.00 to several related investors. On June 14, 1996, the shareholders approved the transaction at a special meeting. On September 26, 1996, the last of the regulatory approvals were obtained and the cash was released from escrow. The proceeds were used to make a contribution to the policyholders' surplus for one of the Company's subsidiaries, South Carolina Insurance Company, in the amount of $6.3 million. In conjunction with the sale of common stock, the Company also issued to the related investors stock options to acquire an additional 3,125,000 shares at the higher of $1.50 per share or book value at date of exercise, expiring on December 31, 1998 and 3,125,000 shares at the higher of $2.00 or book value at date of exercise, expiring on December 31, 2000.

Also during the first quarter of 1996, the Company issued 1,635,000 shares of authorized but unissued Common Stock at a price of $2.00 per share to a different group of investors. The proceeds of this stock sale were used to liquidate the notes payable that were due May 1, 1996. In addition, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.


NOTE 3.  BENEFIT PLANS

On June 14, 1996, the Company's shareholders approved the following benefit plans:

a)   The 1996 Stock Option Plan for Employees supersedes the 1987
     Stock Option Plan and became effective November 1, 1995.  The
     1996 Plan reserves 5 million shares of Company stock which may be issued as stock options, incentive stock and restricted stock to employees of and consultants to the Company. The exercise price will be greater than or equal to the market value on the date of grant. During the nine months ended September 30, 1996, 997,425 options were granted at exercise prices ranging from $1.50 to $5.50 per share.

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

c) The 1995 Stock Option Plan for Independent Agents became effective December 21, 1995. The exercise price will be greater than or equal to the market value on the date of grant. Vesting will be determined on an individual grant basis. During the nine months ended September 30, 1996, 291,000 options were granted at exercise prices ranging from $1.50 to $2.94 per share.



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

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                September 30,            December 31,
FINANCIAL CONDITION                1996                     1995
                                -------------            -------------
Total cash and investments      $     47,150             $     50,641

Total assets                         224,794                  224,005

Total liabilities                    202,893                  213,818

Shareholders' equity                  21,901                   10,187

   Per Share                            0.89                     0.61


                                      Nine Months Ended
                                        September 30,        Third Quarter
RESULTS OF OPERATIONS                   1996      1995      1996       1995
                                     ------------------   -------------------
Operating revenues
  Insurance
  Commission and service income      $ 33,247  $ 38,036   $ 11,647  $  12,484
  Premiums earned                       6,410     9,121      2,360      3,194
 Net investment and other
     interest income                    2,674     3,488      1,239      1,137
 Realized gains (losses) on investments   196        35          2          -
  Other income                            121       816         80          9

Total operating revenues             $ 42,648  $ 51,496   $ 15,328   $ 16,824

Net income (loss)                    $  3,721    $ (475)  $  1,622   $  1,284
 Per share                           $   0.20     (0.03)  $   0.09   $   0.08



                             Results of Operations

The Company had net income during the third quarter of 1996 of $1.6 million, compared to $1.3 million for the third quarter of 1995. The nine months ended September 30, 1996 reflect net income of $3.7 million, compared to a net loss of $0.5 million in 1995. Total revenues in the third quarter of 1996 decreased $1.5 million (8.9%), when compared to the third quarter of 1995. Total revenues for the nine month period ended September 30, 1996 decreased $8.8 million (17.2%), when compared to the same period in 1995.
The majority of this is due to the decrease in commission and service income related to the Company's participation in the South Carolina Reinsurance Facility. The Company obtained a smaller book of business at lower rates during the bid process, the effects of which began in the fourth quarter of 1995. The Company's servicing segment that includes its participation in the National Flood Insurance Program has shown increased revenues and profits specifically related to its claim services arising from Hurricane Fran.

During the third quarter of 1996, the Company obtained approval from the South Carolina Department of Insurance to retain business. In line with this approval, the Company has started retaining risks and plans to cautiously grow this business profitably in upcoming quarters.

Total expenses (including losses and loss adjustment expenses) decreased in the third quarter of 1996 and the nine months ended September 30, 1996 by $1.7 million (11.1%) and $12.8 million (24.7%), respectively, when compared to 1995. While the Company has seen premiums earned decrease as the related policies runoff, the losses and loss adjustment expenses on the business earned prior to 1996 have stabilized. Results in the first nine months of 1996, and the last three quarters of 1995, confirm management's opinion that reserves appear to be adequate to cover any future development on this business. In addition, the Company continues its constant monitoring of expenses related to the contracts it services to keep the profit margin from decreasing at the same rate as revenues.

Net investment income for the third quarter of 1996 was $0.8 million, compared to $0.9 million for the same quarter in 1995. The nine months ended September 30, 1996 shows a decrease of $0.5 million, when compared to the same time period in 1995. These decreases are due to lower average invested assets during 1996, as compared to 1995. However, investment income is increasing when compared to previous 1996 quarters due to investment income earned on escrowed funds held prior to the capital contributions discussed below.

Other income in 1995 includes a settlement received on litigation the Company was involved in for several years. Also included in other income is a gain on the sale of certain assets of Forest Lake Travel Service, Inc. This subsidiary was dissolved in the second quarter of 1995 as it was no longer a part of the Company's operating plans.

Capital Resources and Liquidity

      Cash used in operations during the nine months ended September 30, 1996 was $8.6 million, compared to $18.5 million in 1995. The negative cash flow in both periods was due to reduced premium collections and the payment of claims for the nine months. The $9.9 million improvement in the negative cash flow in 1996 compared to 1995 is due to primarily to decreases in loss payments. While additional cash drain is anticipated during 1996, the expected amount is less than the $11.5 million of cash and short-term investments held at September 30, 1996.

Shareholders' equity at September 30, 1996 was $21.9 million ($0.89 per share), compared to $10.2 million ($0.61 per share) at December 31, 1995.
This increase million is attributable to the two capital contributions discussed below and the net income of $3.7 million for the nine months ended
September 30, 1996. In addition, shareholders' equity has been reduced for depreciation in the market value on the Company's investment portfolio of $1.3 million during the nine months ended September 30, 1996.

During the first quarter of 1996, the Company issued 6,250,000 shares of authorized but unissued common stock, par value $1.00 per share (the
"Common Stock"), at a price of $1.00 to several related investors. On June 14, 1996, the shareholders approved the transaction at a special meeting. On September 26, 1996, the last of the regulatory approvals were obtained and the cash was released from escrow. The proceeds were used to make a contribution to the policyholders' surplus for one of the Company's subsidiaries, South Carolina Insurance Company, in the amount of $6.3 million. In conjunction with the sale of common stock, the Company also issued to the related investors stock options to acquire an additional 3,125,000 shares at the higher of $1.50 per share or book value at date of exercise, expiring on December 31, 1998 and 3,125,000 shares at the higher of $2.00 or book value at date of exercise, expiring on December 31, 2000.

Also during the first quarter of 1996, the Company issued 1,635,000 shares of authorized but unissued Common Stock at a price of $2.00 per share to a different group of investors. The proceeds of this stock sale were used to liquidate the notes payable that were due May 1, 1996. In addition, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the higher of $2.50 per share or book value at the date of exercise.



                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Due to the nature of their business, certain subsidiaries of the Company are parties to various legal proceedings which are considered routine litigation incidental to the insurance business.


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits
(10) Material Contracts


First Amendment to Employment Agreement, dated September 30, 1996, by and between The Seibels Bruce Group, Inc. and John A. Weitzel, indexed as Exhibit (10)(2)-1.

Separation Agreement, dated August 1, 1996, by and between The Seibels Bruce Group, Inc. and William W. Shealy, indexed as Exhibit (10)(2)-2.







                                 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE SEIBELS BRUCE GROUP, INC.
                                                 (Registrant)


Date:    November 14, 1996          /s/ John A. Weitzel
                                   -----------------------
                                    John A. Weitzel
                                    Chief Financial Officer and Director


Date:    November 14, 1996          /s/ Ernst N. Csiszar
                                    ------------------------
                                    Ernst N. Csiszar
                                    President and Director


Date:    November 14, 1996          /s/ Mary M. Gardner
                                    -------------------------
                                    Mary M. Gardner
                                    Controller (Principal Accounting Officer)



EX-10.(2)-1


FIRST AMENDMENT TO EMPLOYMENT AGREEMENT


  This Amendment, dated September 25, 1996 is made by and between The Seibels Bruce Group, Inc. (the "Company") and John A. Weitzel (the "Employee").

  WHEREAS, Company and Employee executed an Employee Agreement dated September 28, 1995 (the "Agreement");

  NOW, THEREFORE, Company and Employee hereby agree that Paragraph 2 of the Agreement is hereby amended so it reads in its entirety as follows:

  "2.	Term:  The Company hereby employs the Employee for a term beginning
   September 30, 1995, through December 31, 1996, renewable for one year terms thereafter, and subject to the conditions set forth below. Each party shall have the right to terminate this Agreement at any time during the term upon thirty (30) days written notice to the other party."

  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their duly authorized representatives.


THE SEIBELS BRUCE GROUP, INC.	                         	EMPLOYEE


By:    /s/ Ernst N. Csiszar	                      By:  /s/ John A. Weitzel
       ---------------------                      ------------------------
Name:  Ernst N. Csiszar                           Name:   John A. Weitzel


Title:  Chief Executive Officer                  	Date: September 30, 1996


Date:  September 30, 1996




EX-10.(2)-2


SEPARATION AGREEMENT


THIS AGREEMENT is made this 1st day of August, 1996, by and between THE SEIBELS BRUCE GROUP, INC., a South Carolina corporation (the "Company"), and WILLIAM WALTER SHEALY (the "Employee"). In consideration of the mutual covenants and agreements contained in this Agreement, the parties agree as follows:

	1.	Separation Date.  The Employee shall terminate employment with the
    Company on September 30, 1996 (the "Separation Date").

	2.	Winding Up Activities.  In addition to any and all functions presently performed by the Employee, Employee promises to undertake any training of employees necessary or requested by the Company (the "Winding Up
    Activities").  The Company will request such training by delivering a list of required task to Employee whereby upon the completion of a given task, the employee receiving the training will initial the list to indicate satisfactory training.  The Winding Up Activities shall be completed when all task on the list have been initialed by the appropriate employee.

	3.	Consideration.  In consideration for completely performing the Winding
    Up Activities by the Separation Date, the Company agrees to the following:

	a.	Employee shall continue to receive compensation at his current rate until December 31, 1996.

	b.	Company will continue to provide Employee with medical insurance until he reaches the age of sixty-five (65).  Beginning October 1, 1996, the
    Company will pay the entire monthly premium.

	c.	Company will provide Employee with life insurance at the reduced retirement amount until he reaches the age of sixty-five (65). Beginning October 1, 1996, the Company will pay the entire monthly premium.


	4.	Breach of Duty.  In the event the Winding Up Activities are not completed in accordance with Paragraph 2, no consideration whatsoever will be given to Employee after the time of the breach.

	5.	Release.  Employee acknowledges that the separation incentives that are provided under the terms of the Agreement represent valuable consideration in addition to other forms of compensation or benefits to which he presently is entitled.  Employee fully understands the binding nature of the Agreement, and affirms that his decision to enter into the Agreement has been made voluntarily and upon consultation with and advise of legal counsel.

  		Employee hereby fully waives, discharges, and releases any and all claims of whatever nature, known or unknown, he may have against The Seibels
    Bruce Group, Inc., its subsidiaries, affiliated and related companies, their respective owners, representatives, officers, directors, attorneys, agents, employees, successors and assigns (hereinafter collectively referred to as "TSBG") as a result of actions or omissions occurring through the Separation Date.  Specifically included in this waiver and release are aany and all claims of alleged employment discrimination, either as a result of Employee's separation of employment from the
    Company or otherwise, under the Age Discrimination in Employment Act of
    1967, as amended, 29 U.S.C. subsection 621, et seq., Title VII of the
    Civil Rights Act of 1964, as amended, 42 U.S.C. subsection 2000e, et seq., and any and all claims under any other federal, state or local statutory or common law or regulation.  Employee also agrees not to institute a lawsuit against TSBG related to or arising out of any claim encompassed by this Release.

	6.	Employee Acknowledgments.  Employee understands and agrees that the terms and conditions contained in the Seibels, Bruce & Company Employee
    Handbook regarding Confidential Information survive the termination of his employment with the Company.

		Employee agrees not to encourage, support or solicit claims against TSBG.
  Employee also agrees that he will not criticize, denigrate or otherwise speak adversely regarding TSBG.  Specifically, and by example, Employee agrees not to oppose or otherwise comment upon or file or give testimony related to any filing by TSBG with regulatory agencies unless required to do so by law.  In the event of a violation of this provision, TSBG may present this Agreement to a court of competent jurisdiction for purposes of obtaining injunctive, monetary and/or other appropriate relief.

	7.	Severability.  In the event one or more of the provisions of this
   Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such a determination shall not affect any other provision of this Agreement, and this Agreement shall be construed as if such invalid or illegal or unenforceable provisions had never been contained herein.

	8.	Confidentiality of Agreement.  Employee acknowledges that the terms of this Agreement are strictly confidential and Employee agrees not to disclose them at anytime to any person other than his attorney and his immediate family without the prior written consent of the Company, except as necessary in any legal proceedings to enforce the provisions of this Agreement, to prepare and file income tax forms, or pursuant to court order after notice to the Company.

	9.	Entire Agreement.  This Agreement embodies the entire agreement of the parties relating to the subject matter hereof.  No amendment or modification of this Agreement shall be valid or binding upon the parties unless made in writing and signed by the parties.

	10.	Binding Effect.  This Agreement shall be binding upon the parties and their respective heirs, representatives, successors, transferees and assigns.

	11. Governing Law. This Agreement shall be governed by and construed in accordance with laws of the State of South Carolina.


THE SEIBELS BRUCE GROUP, INC.	            EMPLOYEE

By: /s/ Ernst N. Csiszar	                 /s/ William Walter Shealy
    --------------------                  -------------------------
Ernst N. Csiszar, President and CEO     		William Walter Shealy

Fax Number: (803) 748-2839

1501 Lady Street (PO Box 1)
Columbia, SC  29201(2)


WITNESSTH:


/s/ Priscilla Brooks
--------------------
Priscilla Brooks, Corporate Secretary