Form 10-K405
period 1996-12-31
SEIBELS BRUCE GROUP INC
filed 1997-03-20
CIK 276380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			                Washington,  DC 20549
				                  FORM 10-K405
				                  ANNUAL REPORT

 (Mark one)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1996
			      or


() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

			Commission file number 0-8804

			THE SEIBELS BRUCE GROUP, INC.
		(Exact name of registrant as specified in its charter)

South Carolina                                    57-0672136
(State or other jurisdiction of         (IRS employer identification no.)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  _X_   NO


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )



The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997: $47,851,214.

The number of shares outstanding of the registrant's common stock as of March 10, 1997: 24,691,029.

		DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement in connection with the annual meeting to be held April 9, 1997 are incorporated by reference into Part III.






			Table of Contents


	Table of Contents...........................................i

	Acronyms....................................................ii

			    PART I

	Item 1. Business............................................1

	Item 2. Properties..........................................7

	Item 3. Legal Proceedings...................................8

	Item 4. Submission of Matters to a Vote
       		of Security Holders.................................8

			    PART II

	Item 5. Market for the Registrant's Common
       		Stock and Related Security Holder Matters..........11

	Item 6. Selected Financial Data............................12

	Item 7. Management's Discussion and Analysis of
       		Financial Condition and Results of Operations......13

	Item 8. Financial Statements and Supplementary Data........25

	Item 9. Changes in and Disagreements with Accountants
 	on Accounting and Financial Disclosure.....................51

			    PART III

	Item 10. Directors, Executive Officers, Promoters and
        		 Control Persons of the Registrant.................51

	Item 11. Executive Compensation............................51

	Item 12. Security Ownership of Certain Beneficial Owners
        		 and Management....................................51

	Item 13. Certain Relationships and Related Transactions....51

			     PART IV

	Item 14. Exhibits, Financial Statements, Schedules and
		 Reports on Form 8-K...............................52

	Signatures.................................................56







				ACRONYMS



The following acronyms used in the text have the meaning set forth below unless the context requires otherwise:

	FASB..................Financial Accounting  Standards Board

	GAAP..................Generally Accepted Accounting Principles

	IBNR..................Incurred-But-Not-Reported

	KIC...................Kentucky Insurance Company

	LAE...................Loss Adjustment Expenses

	MGA...................Managing General Agent

	NAIC..................National Association of Insurance Commissioners

	NCCI..................National Council on Compensation Insurance

	N.C. FACILITY.........North Carolina Reinsurance Facility

	RBC...................Risk Based Capital

	SAP...................Statutory Accounting Principles

	SBIG..................The Seibels Bruce Group, Inc. (and the "Company")

	SBC...................Seibels Bruce and Company

	SCIC..................South Carolina Insurance Company

	S.C. FACILITY.........South Carolina Reinsurance Facility

	WYO...................Write-Your-Own






				PART I
				------

Item 1.         Business

Company Profile
---------------

The Seibels Bruce Group, Inc. (the "Company") is the parent company of South Carolina Insurance Company and Seibels
Bruce and Company and their wholly-owned subsidiaries. SCIC consists of a group of property and casualty insurance companies and associated companies with headquarters in South Carolina and Kentucky. Founded in 1869, the Company performs servicing carrier activities for state and federal insurance facilities. Managing general agency services are also performed for a non-affiliated insurance company. Insurance products are offered through independent agents, primarily in the southeastern states. During 1993 and 1994, the Company began to withdraw from selected states and selected risk retained products, and changed its emphasis to fee income generating activities. Effective mid-1995, the Company voluntarily suspended underwriting new and renewal business for which the risks were not reinsured to an unaffiliated party. After both the Company and its regulators became satisfied that the capital level was adequate to undertake such risk, underwriting on a risk retention basis was resumed at very modest levels in mid 1996.

The following table sets forth certain information for each of the Company's sources of revenue for the periods indicated (amounts in thousands):

			                                                     					Years ended December 31,
			                         --------------------------------------------------------------------------------------------
				                                 	   1996                             1995                          1994
			                         -------------------------------   -----------------------------  ----------------------------
                   			        Gross       Net                   Gross       Net                Gross      Net
			                         Premiums   Premiums               Premiums   Premiums            Premiums  Premiums
			                          Written     Earned    Revenues     Written    Earned   Revenues  Written    Earned  Revenues
			                          --------   --------   ---------   --------   --------  --------  --------  -------- ---------
Current operations:
 Fee and service operations:
   SCRF premiums-based fees   $69,981                $14,556     $64,206              $13,451   $80,073            $21,415
   SCRF claims-based fees           0                 10,638           0               14,343         0             17,706
   Flood premiums-based fees   27,157                  8,340      28,576                9,408    29,517             10,250
   Flood claims-based fees          0                  3,581           0                2,863         0                648
   Other state facilities       6,130                  1,390       9,757                2,613    12,365              3,188
   MGA                         18,676                  6,170      24,245                6,734    25,388              7,094
   Brokerage and other          1,212                    910       1,158                  160     1,120                368
 Risk operations:
   Nonstandard automobile       2,948         71          71       2,381         -       -            -         -        -
   Assumed from pools
    and associations            6,235      5,819       5,819         422      1,232     1,232     5,332     2,275    2,275
			      ------------------------------    -----------------------------  ---------------------------
Total current operations      132,339      5,890      51,475     130,745      1,232    50,804   153,795     2,275   62,944
Run-off risk operations           710      1,774       1,774       9,264     10,042    10,042    18,728    14,244   14,244
			      ------------------------------    -----------------------------  ---------------------------
  Total                       $133,049    $7,664     $53,249     $140,009   $11,274   $60,846  $172,523   $16,519  $77,188




Fee-generating Activities
-------------------------

As a servicing carrier for the South Carolina Reinsurance Facility ("S.C. Facility"), a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market and the WYO federal flood facility of the National Flood Insurance Program ("NFIP"), the Company receives commissions and fees for handling policy production and administration, as well as claims
adjustment for the policies it writes.   From January 1994 until
December, 1996,  the Company provided services to the
Kentucky Fair Plan, a homeowners residual market.   Effective
in the fourth quarter of 1995, the Company ceased to operate as a servicing carrier for the North Carolina Reinsurance Facility. The auto business previously written in that state and ceded to the Facility continues to be handled in a similar manner but with a change in the Company's compensation. The impact to the
Company's earnings due to these changes has not been
significant.  The servicing carrier contracts currently in place
with the S.C. Facility and NFIP   have both operated profitably
in the past three years.

All of the Company's commercial business is underwritten under an MGA agreement with an unaffiliated insurance company. The Company services these policies and claims on a commission basis without any underwriting risk. Commission and service income generated under this contract was $5.9 million and $6.7 million during 1996 and 1995, respectively, which represents 12.9% and 13.5%, respectively, of the Company's total commission and service income as stated in the consolidated financial statements. With the current premium volume and the corresponding expenses, the Company did not make a profit under the current contract. The Company has undertaken significant cost reductions during 1995 and 1996 in an effort to stem the losses. The Company is currently reviewing plans for 1997 with the intent of making this a profitable business unit. The Company expects to develop a plan that includes both modifications to the contract and participating in a percentage of the risk.

The Company also assists subagents in providing excess and surplus lines for difficult or unusual risks. This business is placed with nonaffiliated insurers on a commission basis. Under these arrangements, the Company has varying degrees of underwriting and claims authority.


Property and Casualty Insurance Underwriting
--------------------------------------------

The Company's underwriting activities currently are limited to the Nonstandard Automobile Physical Damage business conducted in South Carolina. The Company underwrites this business with the goal of achieving adequate pricing and seeks to classify risks into narrowly defined segments by using all available underwriting criteria and credible historical data. The Company uses several factors in determining its rates. Some of the characteristics used are vehicle type, age and location of the vehicle, driving experience, number of vehicles per policyholder, number and type of convictions or accidents, limits of liability, deductibles, and, where allowed by law, sex and marital status of the insured. The rate approval process varies from state to state.

The Company believes that its renewal business will follow industry experience and produce lower loss ratios than new business. The Company estimates that its rate of retention of renewal business for the year ended December 31, 1996, was
approximately 65 to 70%.   In an effort to maintain and improve
underwriting profits, the Company regularly monitors loss ratios of its agencies and periodically meets with the agencies in order to address any adverse trends and loss ratios.

In 1994 and through the first quarter of 1995, the underwriting risks retained by the Company were limited to Personal Lines business written in the states of Georgia, Kentucky, North Carolina, South Carolina, and Tennessee. This business included four major lines of insurance: Private Passenger Automobile, Homeowners, Dwelling Fire and Watercraft Inland Marine. Beginning in the second quarter of 1995, the Company initiated the year long process of nonrenewing this business because of the lack of sufficient capital to support the risk. Beginning in the third quarter of 1996, both the Company and its regulators became satisfied that its capital level was sufficient to undertake such risk, and underwriting on a risk retention basis was resumed on a modest basis.

The Company has elected not to be rated by A. M. Best, and as a result, currently has a group rating of NR-4 ("Not Assigned - Company Request"). A. M. Best is an independent company which rates insurance companies based on its judgment factors related to the ability to meet policyholder and other contractual obligations. Such ratings are not directed toward the protection of investors or shareholders. A low rating would not directly impact the Company's servicing carrier or MGA operations. However, at the appropriate time, the Company intends to seek a new rating from A. M. Best in order to enhance its risk taking potential.


Claims Operations
-----------------

The Company services and adjusts claims for its retained business, servicing carrier functions and MGA services. Starting in 1994, the Company started reducing its usage of outside adjusters and increased its usage of employee adjusters for handling of claims. This shift has resulted in a significant reduction in allocated LAE, beginning with the 1994 accident year. Through the earlier involvement of the Company's claims personnel in the claims process, the Company has recognized lower overall adjustment expenses. The Company has continued this trend into 1995 and 1996.

The Company, by virtue of its experience with weather- related catastrophes of years prior to 1993, has developed a comprehensive catastrophe plan designed to maximize customer service in the event of a catastrophe. This plan has been particularly useful with the widespread incidence of flood claims over the last several years.

Insurance Network Services, a catastrophe claims handling operation, was formed and began operating in 1996. This division handled over 3,000 catastrophe related claims during the year, generating revenue of $1.5 million, of which $0.8 million was from affiliated companies and eliminated in consolidation. The division plans to expand in 1997.

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

For information regarding insurance reserves, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Reinsurance
-----------

Prior to suspending underwriting operations in the first quarter of 1995, the Company followed the customary industry practice of reinsuring a portion of its risks. Business was ceded principally to reduce the Company's exposure on large individual risks. In addition, reinsurance was purchased to provide protection against large catastrophic occurrences that may impact numerous individual risks, such as hurricanes or similar events. Currently, the Company is not purchasing either of these types of reinsurance, but has outstanding claims recoverable, primarily on unpaid claims for liability exposures that take a lengthy period to settle.

Currently, the Company reinsures 50% of its Auto physical damage business with a group of reinsurers led by Constitution Reinsurance Company. The Company pays a proportional amount of its premiums and collects a proportional amount of its claims from the reinsurers. Proportional reinsurance is designed to take maximum advantage of its capacity to write direct policies without excessively exposing the Company to loss of statutory net worth.

As part of its routine procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they can meet their obligations to the Company under the terms of the reinsurance agreements. Reserves for uncollectable reinsurance are provided if deemed necessary.

In its capacity as a servicing carrier, the Company issues its direct policies for auto risks and flood risks, then cedes these risks 100% to government agencies. While the amounts of reinsurance recoverables under these arrangements are significant, the Company believes these balances from the various government agencies are fully collectible due to their ability to assess others for deficiencies.




Investment and Investment Results
---------------------------------

The Company's cash and investments were distributed as follows at December 31, 1996 and 1995 (in thousands):

                                		    1996                1995
				                                 Asset                Asset
				                                Values      %        Values      %
                           				    --------   -----     --------   -----

U.S. government and government
  agencies and authorities          $40,102    93.4%      $31,416    62.0%
States, municipalities and
  political subdivisions                115     0.3           993     2.0
Corporate bonds                           -       -         1,168     2.3
Redeemable preferred stocks               -       -             4       -
                            				    -------   ------      -------   -----
    Total debt securities            40,217    93.7%       33,581    66.3%
Cash & short term investments         2,664     6.2        16,649    32.9
Equity securities                        35     0.1           377     0.7
Other long term investments              28       -            34     0.1
                            				    -------   ------      -------    -----
    Total cash and investments      $42,944   100.0%      $50,641    100.0%
				                                =======   ======      =======    ======



Asset values represent market values at December 31. The
Company reorganized the investment portfolio during 1994 to reduce the percentage concentration in longer term maturities and increase the concentration in more liquid securities such as cash and short-term investments. The Company believes that this mix more accurately matches with the Company's liabilities at this time.

The following table sets forth the consolidated investment results for the three years ended December 31,1996 (in thousands):

                                  		 			     1996       1995       1994
                                    					     ----       ----       ----

 Total investments (1)                    $ 47,614    $ 53,841    $ 90,175
 Net investment income                       3,006       3,176       5,321
 Average yield                                6.3%        5.9%        5.9%
 Net realized investment gains (losses)   $   (14)    $    164    $ (6,327)

(1) Average of the aggregate invested amounts (market values) at the beginning of the year, as of June 30 and as of the end of the year.


Divestitures
------------

In early 1994, the Company sold substantially all of the receivables of Premium Service Corporation, its premium financing subsidiary, and has withdrawn from that business.

During the first quarter of 1995, the accounts receivable and other immaterial assets of Forest Lake Travel Service, Inc. were sold. The Company has withdrawn from this business as well.

Each of the sales of subsidiaries or their assets were made at small gains, while the dissolutions resulted in increased liquidity for their respective parent companies. The sales and dissolutions took place because of management's emphasis on restructuring the Company's core operations. In the Company's continuing focus on its primary business, none of these companies were considered to be an integral part of operations.
The impact of these divestitures on 1996, 1995 and 1994 results was not material and future years' operations are not anticipated to be significantly affected.



Regulation
----------

State Regulation. Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency which must be met and maintained by insurers; license insurers and agents; and to approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

Most states have enacted legislation which regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Three of the Company's insurance subsidiaries are domiciled in the state of South Carolina and are principally regulated by the South Carolina Department of Insurance. KIC is domiciled in Kentucky and is principally regulated by the Kentucky Department of Insurance.

Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. South Carolina and Kentucky insurance laws, rather than federal bankruptcy laws, would apply to the liquidation or reorganization of any of its South Carolina insurance companies. Examinations of SCIC, Consolidated American and Catawba as of December 31, 1992, and of Kentucky Insurance Company as of June 30, 1995 have been completed.

The insurance industry has received a considerable amount of publicity because of rising insurance costs, a number of high profile insurance company insolvencies and a limited exemption from the provisions of federal anti-trust prohibitions. Changes in the law are being proposed which would bring the insurance industry under the regulation of the Federal government and eliminate current exemptions from anti-trust prohibitions. It is not possible to predict whether, in what form or in what jurisdictions, if any, these proposals might be adopted, or the effect, if any, on the Company. The NAIC has developed and recommended for adoption by the state insurance regulatory authorities various model laws and regulations pertaining to, among other things, capital requirements for the insurance industry members.

NAIC Guidelines.  The NAIC has adopted Risk-Based Capital
(RBC) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized.
Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its authorized control level RBC (as defined by the NAIC). Companies which fall below the authorized RBC level may be required to disclose plans to remedy the situation. As of December 31, 1996, all of the insurance subsidiaries have ratios of total adjusted capital to RBC that are in excess of the level which would prompt regulatory action.


Regulation of Dividends and Other Payments from Insurance Subsidiaries
----------------------------------------------------------------------

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other permitted payments from its subsidiaries and affiliates.



South Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least thirty days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under the statutes and regulations. The South Carolina Insurance Holding Company Regulatory Act provides that, without the prior approval of the Director of Insurance of the State of South Carolina, dividends within any twelve-month period may not exceed the greater of (i) 10% of surplus as regarding policyholders as of December 31 of the prior year and (ii) statutory net income, not including realized capital gains or losses, for the prior calendar year. Payment of cash dividends by SCIC is at the discretion of its Board of Directors, upon approval of the Director of Insurance, and is based on its earnings, financial condition, capital requirements, and other relevant factors. If the ability of SCIC and the Company's other insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to pay dividends to its shareholders. In addition, no assurance can be given that South Carolina will not adopt statutory provisions more restrictive than those currently in effect.


Required Participation
----------------------

State Residual Market Plans.  Most states in which the
Company's property and casualty insurance group writes business have collective pools, underwriting associations, reinsurance facilities (the largest being the South and North Carolina Reinsurance Facilities), assigned risks plans or other types of residual market plans ("plans"), pursuant to which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's direct voluntary business to the total industry business of that type in that state. As the Company's share of the voluntary market in a given state changes, tentative participations are assigned for each policy year and are updated as actual data becomes available.

Insurance Guaranty Funds. Most states have also enacted insurance guaranty fund laws. Typically, these laws provide that when an insurance company is declared insolvent, the other insurance companies writing in that jurisdiction are assessed to pay covered claims of the insolvent company. The amount a company is assessed is generally determined by the amount of premiums written in that state, subject to a maximum annual assessment ranging from 1% to 2% of direct written premiums. During 1996 and 1995, the Company paid $29,000 and
$116,000, respectively, in such assessments. During 1996, the Company received $69,000 in credits.

South Carolina Automobile.  The South Carolina Reinsurance
Facility is an unincorporated, non-profit administrative service association of insurers. The S. C. Facility is supported by the majority of the automobile insurers doing business in the state of South Carolina and provides a mechanism for the insurance companies to cede mandated high-risk coverages under automobile policies, and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina is required to participate in the S. C. Facility. When policyholders whose premiums have been ceded through the S. C. Facility incur a loss, the member company which issued the policy adjusts the loss and subsequently is reimbursed for the loss and expenses by the Facility. The S. C. Facility also created a pool of "Designated Agents," which are agencies usually comprised of a single independent agent who lost his or her access to the voluntary automobile market. Designated Agents are assigned to one of the Facility's servicing carriers. Prior to October 1, 1996, the cession or retention of physical damage was dictated by whether or not the risk was "pointed" or "clean." Only clean risk physical damage could be ceded to the S. C. Facility prior to October 1, 1996. Effective October 1, 1996, however, physical damage was removed from the mandate, and the S.C. Facility agreed to accept any physical damage, pointed or clean, provided the Facility-filed rates were used.

National Flood Insurance Program. FEMA's Federal Insurance Administration manages the NFIP. The NFIP regulations established the "Financial Assistance/Subsidy Arrangement" pursuant to which the NFIP Administrator and the private sector insurers participate in the WYO Program. Under the WYO Program, insurers which are parties to a Financial Assistance/Subsidy Arrangement may issue, in their own names, a Standard Flood Insurance Policy, the form and substance of which is approved by the NFIP Administrator. Insurers are responsible for all aspects of service, including policy issuance, endorsements and renewals of policies and adjustments of claims brought under the policies, and the NFIP Administrator monitors the performance levels of all insurers participating in the WYO program.

The Company is required to furnish to FEMA such summaries and analyses of information, including claims information, as may be necessary to carry out the purposes of the National
Flood Insurance Act of 1968, as amended. Upon request, the Company's Fire and Casualty Annual Statement and Insurance
Expense Exhibits are filed with the state insurance authority of the Company's domiciliary state.

Recent Legislative Proposals. A Reform Bill is currently pending before the South Carolina State Legislature. If signed into law, the Reform Bill would transform the South Carolina Reinsurance Facility into a joint underwriting or assigned risk plan over the course of a three-year transition period. Beginning March 1, 1998, designated carriers and voluntary carriers would no longer be able to cede new business to the Facility. All renewal business ceded to the Facility would be required to use the Facility rate. In an attempt to make the Facility rate a "self-sustaining" rate, the Facility would increase the rate, up to a maximum of 10% a year, until such time as the rate is deemed to be adequate. Voluntary carriers would have to suspend the cession of renewals effective October 1, 1998, and designated carriers could no longer cede renewals after October 1, 2001.
On March 1, 1998, the designated agents would be allowed to contract with voluntary companies to produce private passenger automobile business. It is not possible to predict whether or in what form this proposal might be adopted or the effect, if any, on the Company.


Competition and Other Factors
-----------------------------

The Company operates in highly competitive industry segments.
Many of its competitors have greater financial resources and higher ratings from A. M. Best than the Company. In general, the Company competes with both large national writers and smaller regional companies in each state in which it operates. These competitors include other companies that, like the Company, serve the agency market, as well as companies that sell insurance directly to policyholders. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base, and, potentially, reduced acquisition costs.

Nonstandard Automobile Insurance Business. The Company is one of three servicing carriers for the South Carolina Facility. The Company competes with the major carriers for nonstandard voluntary automobile business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to match such price decreases, choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds.

Flood Program. Factors influencing the choice of a competitor over the Company include a competitor's ability to offer homeowners or other property products to agents, a superior rating from A. M. Best, a competitor's ability to increase commission rates and on-line policy issuance capability.

Commercial Lines/MGA Operations. While the Company does not have competitors for its Commercial Lines/MGA arrangement with Generali, Generali competes with various companies in the states serviced by the Company.


Employees
---------

At December 31, 1996, the Company and its subsidiaries employed a total of 317 employees.



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


Item 3.         Legal Proceedings

The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.


Item 4.         Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders (the "Meeting") of the Company, was held on December 12, 1996. As of October 10, 1996, and for purposes of the Meeting, there were 24,647,686 shares of common stock of the Company, par value $1.00 per share (the "Common Stock"), issued and outstanding. At the Meeting, there were 23,171,195 shares (94%) of the outstanding shares entitled to vote represented in person or by proxy.

(b) The Meeting was called for the following purposes and with the following results:

1)     To elect one (1) Director to hold office until the 1997
Annual Meeting of Shareholders and until his successor shall be elected and shall qualify, two (2) Directors each to hold office until the 1998 Annual Meeting of Shareholders and until his successor shall be elected and shall qualify and three (3) Directors each to hold office until the 1999 Annual Meeting of Shareholders and until his successor shall be elected and shall qualify. Each Director was elected with at least 23,100,288 votes (93.7% of the vote).

                                  					 Votes Cast     Votes
   Nominee       Votes Cast For     %     Against     Abstained   Unvoted
   -------       --------------    ---   ----------   ---------   -------

Fred S. Clark       23,100,788      93.7    70,407      None       None
Ernst N. Csiszar    23,100,788      93.7    70,407      None       None
Claude E. McCain    23,100,288      93.7    70,907      None       None
Kenneth W. Pavia    23,100,409      93.7    70,785      None       None
John P. Seibels     23,100,544      93.7    70,651      None       None
John A. Weitzel     23,100,545      93.7    70,650      None       None


2)      To consider a proposal to ratify the selection of Arthur
Andersen LLP to audit the Company's books and records for the fiscal year ending December 31, 1996. Passed with 23,109,966 votes (98.8%) in favor, 17,885 against, 43,343 abstained and 1 unvoted.

3) To consider a proposal to ratify and approve the issuance of 35,000 shares to Non-Employee Directors as part of compensation for services rendered pursuant to Rule 4460
(formerly Schedule D to the Bylaws) of the National Association of Securities Dealers, Inc. Passed with 22,248,051 votes
(90.3%) in favor, 578,752 against, 139,886 abstained and 204,506 unvoted.




				Executive Officers

    Name               Age                  Position
    ----               ---                  ---------

Steven M. Armato        45     Vice President - Administration of certain
                     			       subsidiaries since December, 1995.  Previously
                    	 		       held the position of Vice President from
                     			       April, 1986.  Employed by Company since
                     			       April, 1981.

Priscilla C. Brooks     45     Corporate Secretary of the Company since June,
                    			       1995. Corporate Secretary of certain subsidiaries
                    			       since February, 1995.  Assistant Corporate
                    			       Secretary of the Company and certain subsidiaries
                    			       since 1982. Employed with the Company since 1973.

Thomas S. Camp          45     Vice President - Sales of certain subsidiaries
		                   	       since November, 1996. Previously with First Union
                    		       Bank as Commercial Banking Executive for South
                    		       Carolina since November, 1995.  Employed by First
                    		       Union in various positions since February, 1989.

Michael A. Culbertson   48   Group Vice President - Fee Operations of certain
		                    	     	subsidiaries since December, 1995. Previously
                         				held positions of Senior Vice President of
                         				Claims and  Vice President of Claims since June,
                         				1995; Officer and Director of certain Company
                         				subsidiaries.  Employee of the Company in various
                         				claims capacities since December, 1974.

Ernst N. Csiszar        46   President, Chief Executive Officer, and Director
		                       	  	of the Company and certain subsidiaries since
                         				June, 1995.  Visiting professor at the School
                         				of Business, University of South Carolina since
                         				1988.

James P. Donnelly       44   Vice President and Chief Information Officer
				                         of the Company and certain subsidiaries since
                         				February, 1997.  Previously a Vice President in
                         				the Information Technology Department of CNA
                         				Insurance Companies.  Employed by CNA for more
                         				than the last five years.

Michael D. Faoro        52   Group Vice President - Risk Operations of
                         				certain subsidiaries since July, 1996.
                         				Previously Director of Branch Services for CNA
                         				Insurance Companies from 1976 to December, 1995.

Mary M. Gardner         32   Controller of the Company and certain
		                         		subsidiaries since July, 1994.  From 1989 to
                         				1994, Assistant Controller of Mercury Insurance
                         				Group, a group of property and casualty
                         				insurance companies.

Robert F. Key           38   Treasurer of the Company and certain
                         				subsidiaries since November, 1996.  Previously
                         				employed by First Union Bank from May, 1989 to
                         				July, 1996.

Robert L. Lippert       34      Vice President - Strategic Planning of certain
		                        		subsidiaries since May, 1996.   Previously a
                        				professor at Rutgers University from July,
                        				1992 to May, 1996 and an independent consultant
                        				in addition.

Matt P. McClure         27      Legal Counsel and Assistant Secretary of the
			                         	Company and certain subsidiaries since November,
                         				1996.  Previously Manager of Financial Planning
                         				with Air South Airlines, Inc. from July, 1995 to
                          			May, 1996. Employed by the South Carolina Fifth
                         				Judicial Circuit Solicitor from May, 1993 to
                         				July, 1995.


John A. Weitzel         51       Vice President and Chief Financial Officer of
                        				 the Company and certain subsidiaries since
                        				 September, 1995.  Director of the Company since
                        				 October, 1995.  Previously Chief Financial
                        				 Officer of Milwaukee Insurance Group, Inc. from
                        				 April, 1985 to November, 1994.

John C. West            75      Chairman of the Board since September, 1994.
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





				PART II

Item 5.         Market for the Registrant's Common Stock
		   and Related Security Holder Matters


(a) Market Information

The Company's common stock is quoted and traded on
The NASDAQ National Market, symbol "SBIG."   The following
table sets forth the range of high and low closing sales prices as reported on The Nasdaq Stock Market. On March 10,
1997, the last reported sales price of the Common Stock on The Nasdaq Stock Market was $1-15/16 per share.


1995                                      High          Low
----                                      ----          ----
First quarter                            $3-1/16        $7/8
Second quarter                            1-7/16         3/4
Third quarter                             1-1/32         3/4
Fourth quarter                            2-3/16         7/16

1996
----
First quarter                            $4-1/4         $1-9/16
Second quarter                            3-1/8          2-3/8
Third quarter                             2-5/8          1-31/32
Fourth quarter                            2-13/16        1-7/8

1997
----
First quarter (through March 10, 1997)   $2-1/16        $1-13/16


(b) Holders

There were approximately 2,540 shareholders of record as of March 10,1997. This number does not include beneficial owners holding shares through nominee or "street" names.

(c) Dividends

There have been no dividends declared by the Company during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends in the foreseeable future. The ability of the Company to declare and pay cash dividends, as well as to pay any debt service, is dependent upon the ability of SCIC to declare and pay dividends to the Company. SCIC is regulated as to its payment of dividends by the South Carolina Insurance Holding Company Regulatory Act.
The Company's payment of cash dividends is at the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. See Note #8 of Notes to Financial Statements.






Item 6.  Selected Financial Data

The following selected financial data for each of the five years ended December 31, 1996 is derived from the audited consolidated financial statements of the Company. The selected data should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of
Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.




 (in thousands)                   1996        1995         1994          1993          1992
	                            			--------    --------     --------     ---------     ---------
 FINANCIAL CONDITION
 Total cash & investments       $ 42,944    $ 50,641     $ 61,868     $ 120,480     $ 161,768
 Total assets                    220,472     224,005      255,935       324,695       461,136
 Total debt                            -       2,476          439        11,934        25,153
 Shareholders' equity             23,791      10,187          650        13,902        14,219
    Per share                       0.96        0.61         0.04          1.85          1.90

RESULTS OF OPERATIONS
 Revenues
   Insurance:
   Commission & service income  $ 45,585    $ 49,572     $ 60,669     $  41,625     $  35,943
   Property & casualty premiums    7,186      10,384       14,718        55,331       117,172
   Credit life premiums              478         890        1,801         3,207         4,247
   Net investment & other
    interest income                3,807       4,330        6,226         7,090        12,960
   Realized gains (losses)
    on investments                  (14)         164       (6,327)        1,969         7,040
   Other                             151         843        2,673         4,697         4,019

   Total revenues               $ 57,193    $ 66,183     $ 79,760     $ 113,919     $ 181,381

Income (loss) before
 extraordinary item             $  5,176    $   1,152    $ (19,074)   $ (10,249)    $(32,666)
Per share & common equivalent
 share                              0.22         0.07        (1.72)       (1.37)       (4.36)

Extraordinary item-gain from
 extinguishment of debt,
 net of income taxes            $      -    $       -    $       -    $   9,235     $      -
Per share & common equivalent
 share                                 -            -            -         1.23            -

Net income (loss)               $   5,176   $   1,152    $ (19,074)   $  (1,014)    $ (32,666)
Per share & common equivalent
 share                               0.22        0.07        (1.72)       (0.14)        (4.36)

Pro forma SFAS No. 128 basic
 earnings per share (Note 1)         0.26        0.07        (1.72)       (1.37)        (4.36)


  (See Item 7 and Notes to Financial Statements included under Item 8).





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The selected financial data and consolidated financial statements and related notes thereto should be read in conjunction with the following discussion as they contain important information for evaluation of the Company's financial condition and operating results.

				OVERVIEW
				--------

The Company provides automobile, flood and other property and casualty insurance services and products. The largest source of revenues during 1996, 1995 and 1994 was derived from the Company's participation in the South Carolina Reinsurance Facility ("S. C. Facility") and the National Flood Insurance Program ("NFIP"). Other revenues are derived from acting as a managing general agent for an unaffiliated insurance company, excess and surplus lines brokerage services and catastrophe claims services. The following table shows revenues by the various lines of operations during the years ended December 31, 1996, 1995 and 1994, respectively (in thousands):

					                                     1996         1995         1994
Current operations:
  Fee and service operations:
    S. C. Facility premiums-based fees  $ 14,556     $  13,451   $  21,415
    S. C. Facility claims-based fees      10,638        14,343      17,706
    Flood premiums-based fees              8,340         9,408      10,250
    Flood claims-based fees                3,581         2,863         648
    Other state facilities                 1,390         2,613       3,188
    MGA                                    6,170         6,734       7,094
    Brokerage and other                      910           160         368
Risk operations:
    Nonstandard automobile                    71             -          -
    Assumed from pools and
      associations                         5,819         1,232       2,275
Total current operations                  51,475        50,804      62,944
Premiums from run-off risk operations      1,774        10,042      14,244

                     			Total          $  53,249    $   60,846    $ 77,188


As one of three servicing carriers, the Company earns commission and service income as a percentage of gross premiums written and also earns a fee on claims paid. Until October 1, 1994, the Company serviced the largest of three blocks of business for the S. C. Facility ("Block 1"). As the result of a competitive bid process in 1994, the Company, as the second lowest bidder, was awarded a five year contract to service the second largest block of business ("Block 2") at lower rates than its old contract. However, the Company continued to process the remaining run-off claims from Block 1 for losses incurred prior to October 1, 1994, pursuant to the rates under its prior contract. Premium-based fees under the new contract are 20.99% of gross premiums written (compared with a rate of 28.0% under its prior contract). The Company is responsible for paying all costs of processing the policies, including a mandated 12% commission on gross premiums earned to the agent. The
Company also receives income on the claims it pays for the S. C. Facility in the amount of 10.98% of the gross paid claims (compared with a 15.0% rate under its prior contract). The Company is responsible for paying all costs to process these claims, including adjusting expenses. However, the S. C. Facility does reimburse the Company in full for legal expenses associated with processing these claims.

In 1996, the Company expanded its participation in the South
Carolina automobile business to include writing and retaining a portion of the risk on nonstandard automobile policies. These revenues were not significant during 1996.

The Company is a servicing carrier for the NFIP. During 1996, 1995 and 1994, the Company recognized income for the policies it processes in the amount of 30.6% of gross premiums written. The Company's estimated rate for 1997 is 30.6% and would increase to 32.6% if the Company is able to increase its contracts in force, as defined by the NFIP, by 10%. The rate can increase up to 34.6% for a growth rate in excess of 10%. The Company is responsible for paying all costs associated with processing the policies, including a commission to the independent agent. The Company also receives a fee on the claims that it pays on these policies in the amount of 3.3% of incurred claims. The Company is reimbursed for the allocated loss adjustment expenses associated with these claims according to a standard fee schedule.

The Company also derives revenues from its role as managing general agent for an unaffiliated insurance company. While the Company performs all services and pays all costs (including the independent agents' commissions) related to administering and processing policies and processing claims, the policies are written on behalf of an unaffiliated insurance company. The Company's financial statements reflect commission income as a percentage of premiums written but do not reflect these premiums written or associated claims incurred.

Revenues derived from pools and associations consist of mandated participation in various state associations due to the Company's participation in that state. Currently, the only association that significantly impacts the Company's operating results is the business assumed from the North Carolina
Reinsurance Facility ("N. C. Facility"). The amount of risk business assumed by the Company in any given year is based upon its percentage of premiums ceded to the N. C. Facility for prior years, which is ultimately adjusted to reflect actual current year participation. The assumption of this risk business is reflected in the Company's reported premiums, losses and loss adjustment expenses incurred and policy acquisition costs.

The Company continues to maintain reserves and pay significant claims with respect to its run-off operations. These run-off operations consist primarily of workers' compensation and general liability policies that include contractors liability and environmental coverages primarily in California and personal lines policies in the Southeast. The run-off of claims on these policies created substantial losses to the Company during the past 10 years. The Company commissioned additional reviews of its run-off operations by independent actuaries resulting in a large increase in reserves as of December 31, 1994.

Management Changes and New Strategic Direction

Beginning in early 1995, the Company replaced its Chief Executive Officer and Chief Financial Officer and began an intensive and ongoing effort to recruit additional management. New management has taken a number of actions to stabilize and improve the Company's financial condition through significant cost reductions, the raising of new equity capital and a renewed emphasis on non-risk fee-based businesses. As a result of these actions and the relative stabilization of reserves, the Company was profitable in 1995 and 1996 and resumed limited underwriting activities in 1996.



			RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995
--------------------------------------

Commission & Service Income

Commission and service income for the year ended December
31, 1996 decreased $4.0 million, or 8%, to $45.6 million from $49.6 million for the year ended December 31, 1995. This decrease is due primarily to a decline of $3.7 million in S. C. Facility claims-based fees resulting largely from the new contract effective in October, 1994. The effect of this new contract caused an immediate reduction in premium-based fees and a more gradual reduction over an approximately eighteen month period in claims-based fees for the reasons explained in the above overview. Flood premium-based revenues for the year ended December 31, 1996, decreased $1.1 million, compared to the year ended December 31, 1995, due to a decrease in the amount of flood premiums serviced by the Company. However, this decrease was partially offset by a $0.7 million increase to claims-based revenues due to a larger amount of flood claims during 1996. The cancellation of the contract with the N.C. Facility also accounts for decreased revenues in the amount of $1.1 million.

Property and Casualty Premiums Earned

Net property and casualty premiums earned for the year ended December 31, 1996 decreased $3.2 million, or 31%, to $7.2 million from $10.4 million for the year ended December 31, 1995. This decline is largely due to the suspension of risk-bearing business in the first half of 1995 and would have been significantly greater but for the $5.8 million of premiums the Company was required to assume from the N. C. Facility
(compared to $1.2 million of such premiums assumed in 1995).
In 1996, the Company continued to earn premiums on personal lines business written by the Company in the first half of 1995. Although the Company resumed limited insurance underwriting activities in July 1996, these activities generated less than $100,000 of earned premiums in 1996. Beginning in July, 1996, the Company began to write a very limited amount of non-standard automobile and retained an insignificant amount of private passenger automobile physical damage business.

Credit Life Premiums Earned

Net credit life premiums earned for the year ended December 31, 1996 decreased $0.4 million, or 44%, to $0.5 million from $0.9 million for the year ended December 31, 1995. The Company sold this subsidiary in September, 1993. Under the sale agreement, the Company retained the responsibility and continues to run-off the policies in existence at the sales date.

Net Investment and Interest Income

Net investment and other interest income for the year ended December 31, 1996 decreased $0.5 million, or 12%, to $3.8 million from $4.3 million for the year ended December 31, 1995. This decrease is primarily a result of a decrease of $7.7 million, or 15%, in the Company's overall cash and investment position from $50.6 million at December 31, 1995 to $42.9 million at December 31, 1996. This decrease is due to the Company's negative cash flow from operations in 1996 and is described in "Liquidity and Capital Resources. However, average yield on total cash and investments improved from 5.9% for the year ended December 31, 1995 to 6.3% for the year ended
December 31, 1996.

Realized Gains (Losses) on Investments

Realized gains (losses) on investments decreased $178,000 from a gain of $164,000 for the year ended December 31, 1995 to a loss of $14,000 for the year ended December 31, 1996.

Other Income

Other income for the years ended December 31, 1996 and 1995 was $0.2 million and $0.8 million, respectively. Other income in 1995 includes a gain from the settlement of a litigation.

Loss and Loss Adjustment Expenses

Property and casualty loss and loss adjustment expenses incurred decreased $6.6 million, or 37.7%, to $11.0 million from $17.6 million for the year ended December 31, 1995. This decrease largely corresponds to the decrease in property and casualty premiums earned and also reflects a smaller provision for prior year losses of $1.1 million in 1996 as compared to $3.4 million in 1995. See "Loss and Loss Adjustment Expense
Reserves" .

Policy Acquisition Costs

Property and casualty policy acquisition costs incurred decreased $2.0 million, or 53%, to $1.8 million from $3.8 million for the year ended December 31, 1996 compared to the year ended
December 31, 1995. This decrease is due to the reduction in net premiums written. The decline would have been greater but for the policy acquisition costs associated with the premiums the Company was required to assume from the N. C. Facility.

Credit Life Benefits

Credit life benefits incurred were $0.2 million and $0.5 million for the years ended December 31, 1996 and 1995, respectively.
The Company sold this subsidiary in September, 1993. Under the sale agreement, the Company retained the responsibility and continues to run-off the policies in existence at the sales date.

Interest Expense

Interest expense was $0.2 million and $0.3 million for the years ended December 31, 1996, and 1995, respectively. The majority of the interest expense during both years related to interest paid on notes payable to one of the Company's principal shareholders. The Company repaid these notes in full on May 1, 1996.

Other Operating Costs and Expenses

Other operating costs and expenses for the years ended
December 31, 1996 and 1995 were $39.0 million and $42.8 million, respectively. This decrease of $3.8 million, or 9%, is primarily a result of the Company's continuing efforts to maintain costs at a level appropriate to the associated revenue levels. A portion of this decrease is related to the cancellation of the Company's contract with Policy Management Systems
Corporation ("PMSC") in September, 1996. While most of the services that PMSC had provided for the Company were discontinued in 1995 and 1994, the amount paid to PMSC during 1996 was reduced from $1.8 million for the year ended December 31, 1995 to $0.9 million for the year ended December
31, 1996.

Income Taxes

Benefit from income taxes was $131,000 and $2,000 for the years ended December 31, 1996, and 1995, respectively.
During 1996 and 1995, the Company utilized net operating loss carryforwards to offset current income taxes in the amount of $1.6 million and $0.3 million, respectively. The 1996 income tax benefit resulted primarily from reversals of tax overaccruals in prior year.



Years Ended December 31, 1995 and 1994
--------------------------------------

Commission & Service Income

Commission and service income for the year ended December
31, 1995 decreased $11.1 million, or 18.3%, to $49.6 million from $60.7 million for the year ended December 31, 1994. This decrease is due primarily to a decline of $8.0 million and $3.4 million in S. C. Facility premiums-based fees and claims-based fees, respectively, resulting largely from the new contract effective in October, 1994. The effect of this new contract caused an immediate reduction in premium-based fees and a more gradual reduction over an approximately eighteen month period in claims-based fees for the reasons explained in the above overview. Flood premium-based revenues for the year ended December 31, 1995, decreased $0.8 million, compared to the year ended December 31, 1995, due to a decrease in the amount of flood premiums serviced by the Company. However, this decrease was offset by a $2.2 million increase to claims-based revenues due to a larger amount of flood claims during 1995.

Property and Casualty Premiums Earned

Net property and casualty premiums earned for the year ended December 31, 1995 decreased $4.3 million, or 29%, to $10.4 million from $14.7 million for the year ended December 31, 1994. This decline is largely due to the suspension of risk-bearing business in the first half of 1995.

Credit Life Premiums Earned

Net credit life premiums earned for the year ended December 31, 1995 decreased $0.9 million, or 51%, to $0.9 million from $1.8 million for the year ended December 31, 1994. The Company sold this subsidiary in September, 1993. Under the sale agreement, the Company retained the responsibility and continues to run-off the policies in existence at the sales date.

Net Investment and Interest Income

Net investment and other interest income for the year ended
December 31, 1995 decreased $1.9 million, or 30%, to $4.3 million from $6.2 million for the year ended December 31, 1994.
This decrease is primarily a result of a decrease of $11.3 million, or 18%, in the Company's overall cash and investment position from $61.9 million at December 31, 1994 to $50.6 million at December 31, 1995. This decrease is due to the Company's negative cash flow from operations in 1995 described in "Liquidity and Capital Resources". Average yield on net investment income remained the same at 5.9% for both years ended December 31, 1995 and 1994.

Realized Gains (Losses) on Investments

Realized gains (losses) on investments increased $6.4 million from a loss of $ 6.3 million for the year ended December 31, 1994 to a gain of $164,000 for the year ended December 31, 1995. As a result of negative cash flow from operations during 1994, the Company had to sell bonds in a period of declining values, resulting in the realized losses for 1994.

Other Income

Other income for the years ended December 31, 1995 and 1994 was $0.8 million and $2.7 million, respectively. Other income in 1995 includes a gain from the settlement of a litigation. Other income for 1994 includes a $0.6 million gain on the sale
Premium Service Corporation and $1.7 million from operations of the former premium financing and travel subsidiaries.

Loss and Loss Adjustment Expenses

Property and casualty loss and loss adjustment expenses incurred for the year ended December 31, 1995 decreased $19.3 million, or 52.3%, to $17.6 million from $37.0 million for the year ended December 31, 1994. This decrease largely corresponds to the decrease in property and casualty premiums earned and also reflects a smaller provision for prior year losses of $3.4 million in 1995 as compared to $17.0 million in 1994.
See "Loss and Loss Adjustment Expense Reserves" .

Policy Acquisition Costs

Property and casualty policy acquisition costs incurred decreased
$1.7 million, or 32%, from $3.8 million for the year ended
December 31, 1995 compared to the year ended December 31, 1994 ($5.5 million). This decrease is due to the reduction in net premiums written.

Credit Life Benefits

Credit life benefits incurred was $0.5 million and $0.8 million for the years ended December 31, 1995 and 1994, respectively.
The Company sold this subsidiary in September, 1993. Under the sale agreement, the Company retained the responsibility and continues to run-off the policies in existence at the sales date.

Interest Expense

Interest expense was $0.3 million for both years ended December 31, 1995 and 1994. The majority of the interest expense during both years related to interest paid on notes payable to one of the Company's principal shareholders. The Company repaid these notes in full on May 1, 1996.

Other Operating Costs and Expenses

Other operating costs and expenses for the years ended
December 31, 1995 and 1994 were $42.8 million and $55.2 million, respectively. This decrease of $12.5 million, or 23%, is a result of the Company's ongoing efforts to maintain costs at a level appropriate to the associated revenue levels. The largest component of the decrease is due to workforce reductions management of the Company initiated in early 1995. At
December 31, 1995, the Company employed 268 full-time employees, compared to 407 at December 31, 1994. The related salaries and fringes for the Company was $10.7 million for the year ended December 31, 1995, compared to $14.5 million for the year ended December 31, 1994, a decrease of $3.8 million, or 26%. Additional savings were realized in the Company's data processing costs. The Company converted its two largest volumes of business from PMSC to another data processing system in December, 1994 and June, 1995 reducing data processing expense from $3.4 million for the year ended December 31, 1994 to $1.8 million for the year ended December
31, 1995.

Income Taxes

Provision (benefit) from income taxes was $(2,000) and $29,000 for the years ended December 31, 1995, and 1994, respectively. During 1995, the Company utilized net operating loss carryforwards to offset current income taxes in the amount of $0.3 million. Net operating loss carryforwards were not used to offset current income taxes during 1994. The 1995 and 1994 provision for income taxes on operations of insignificant amounts resulted from certain life insurance taxable income and state income taxes that cannot be offset by tax operating losses.



		 LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss reserves are estimates at a given point in time of the amount of claims that the insurer expects to pay claimants plus investigation and litigation costs, based on facts and circumstances then known. It can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust the estimates of liability.

The liability for losses on direct business is determined using case-basis evaluations and statistical projections. The liabilities determined under these procedures are reduced, for GAAP purposes, by estimated amounts to be received through salvage and subrogation. The resulting liabilities represent the Company's estimate of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates may be affected by the frequency and/or severity of future claims. These estimates are continually reviewed and as experience develops and new information becomes known, the liability is adjusted as necessary.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered, an increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends adjusting for changes in underwriting standards, policy provisions, and general economic trends.

These anticipated trends are monitored based on actual developments and are modified as necessary. The Company does not discount its loss and LAE reserves.

The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements (in thousands):


                                                        								   1996              1995            1994
                                                        								  ------            ------          ------
Liability for losses and LAE at the beginning of the year:
   Gross liability per balance sheet                            $ 145,523       $  166,698       $ 194,682
   Ceded reinsurance recoverable,
    classified as an asset                                       (84,492)          (88,731)        (76,221)
   Net liability                                                  61,031            77,967         118,461

Provision for losses and LAE for claims
   occurring in the current year                                   9,863            14,243          19,997
Increase in estimated losses and LAE for
   claims occurring in prior years                                 1,117             3,375          16,957
                                                         								  -------           -------         ------
                                                        								  10,980            17,618          36,954
                                                        								  -------           -------         ------
Losses and LAE payments for claims occurring during
   Current year                                                    8,317            11,711          13,837
   Prior years                                                    16,267            22,843          63,611
                                                        								  -------           -------         ------
                                                        								  24,584            34,554          77,448
                                                        								  -------           -------         ------
Liability for losses and LAE at the end of the year:
   Net liability                                                  47,427            61,031          77,967
   Ceded reinsurance recoverable,
	   classified as an asset                                        84,725            84,492          88,731
                                                         								--------            ------          ------
Gross liability per balance sheet                               $132,152          $145,523        $166,698
                                                        								========          ========        ========




The ceded reinsurance recoverable, classified as an asset, includes $74.8 million at the end of 1996 ($76.1 million at the end of 1995 and $75.7 million at the end of 1994) of balances recoverable from various facilities (such as the S.C. Facility, N.C. Facility and NFIP). See Note #12 of Notes to Financial
Statements.

As reflected in the preceding table, each year was affected by reserves from prior years having been deficient in those earlier periods. However, this impact of adverse development has decreased significantly since 1994. The amount of adverse development related to claims occurring in prior years was $1.1 million in 1996, $3.4 million in 1995, and $17.0 million in 1994. Adverse development will be fully discussed following the tabular ten-year period analysis presented later in this section. Reserve deficiencies are caused primarily by the difficulties inherent in estimating the liability for claims on the casualty lines of business, where the full extent of the damages can often be sizable, but not accurately determinable at the date of estimation. This situation is further complicated by the fact that the existence of a claim may not be reported to the Company for a number of years.

The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows for the years ended December 31, (in thousands):


                                                        	 							  1996          1995
                                                         								  -----         -----
Net liability on a SAP basis as filed in annual statement       $ 47,952     $ 61,812
Established salvage and subrogation recoveries recorded on
   a cash basis for SAP and on an accrual basis for GAAP           (525)        (781)
Net liability on a GAAP basis, at year end                        47,427       61,031

Ceded reinsurance recoverable, classified as an asset             84,725       84,492

Gross liability on a GAAP basis, at year end                    $132,152     $ 145,523




The following table reflects the loss and LAE development for 1996 and 1995 on a GAAP basis (in thousands):

                           				   Unpaid losses  Re-estimated as    Cumulative
                          				      and LAE     of one year later  Deficiency
                           				   -------------  -----------------  ----------

1996:  Gross liability              $ 132,152
       Less reinsurance recoverable    84,725
                            				      -------
       Net liability                $  47,427
				                                  =======

1995:  Gross liability              $ 145,523       $ 148,186         $ (2,663)
       Less reinsurance recoverable    84,492          86,038           (1,546)
                            				      -------        --------           -------
       Net liability                $  61,031       $  62,148         $ (1,117)
	                            			      =======          ======           =======






The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten-year period for retained business only for year ended December 31 (in millions):




							                                                        Year Ended December 31,

                    				    1986    1987    1988    1989    1990    1991    1992    1993    1994    1995    1996

Liability for  unpaid losses
	and LAE (SAP)               162     145     129     122     114     112     118     120     80       62      48

Cumulative liability paid through:
	One year later               94      82     104      78      77      63      30      65      26      16
	Two years later             142     150     141     121     116      50      84      86      42
	Three years later           194     173     166     145      93      91     102      99
	Four years later            211     191     183     115     125     104     112
	Five years later            224     203     151     139     135     111
	Six years later             233     174     170     147     140
	Seven years later           208     191     176     151
	Eight years later           223     195     179
	Nine years later            226     199
	Ten years later             229

Liability re-estimated as of:
	One year later              181     158     174     135     136     119     129     138     85      63
	Two years later             192     197     177     150     147     124     146     144     87
	Three years later           229     200     188     156     151     134     151     143
	Four years later            233     210     185     159     161     145     149
	Five years later            240     204     185     168     172     143
	Six years later             235     204     195     180     171
	Seven years later           235     213     206     178
	Eight years later           243     224     204
	Nine years later            253     222
	Ten years later             251

Cumulative (deficiency)      (89)    (77)    (75)    (56)    (57)    (31)    (31)    (23)    (7)     (1)






The preceding table presents the development of balance sheet liabilities on a SAP basis for 1986 thorough 1996. The top line of the preceding table shows the initial estimated liability on a SAP basis. This liability represents the estimated amount of losses and LAE for claims arising in years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. The next portion of the table reflects the cumulative payments made for each of the indicated years as they have developed through time. This table has been adjusted for a modification made to 1994 paid losses on a GAAP basis, not recorded for statutory net losses incurred. On a statutory basis, the modification is a reclassification only and has no effect on income.

In evaluating this information, it should be noted each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that behave affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The positive trend of decreasing adverse development is due to the Company's proactive approach of engaging additional actuarial reviews to perform an independent analysis of reserves as of December 31, 1994. These studies resulted in the Company recording additional reserve strengthening in the fourth quarter of 1994. Establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined. Since that time, the Company's operating results have not been significantly impacted by incurred losses and loss adjustment expenses that relate to claims occurring in prior years compared to the impact upon operating results for the year ended December 31, 1994.

The adverse loss reserve development in 1986 through 1993 is primarily attributable to business other than the Company's core southeastern business. Run-off on the claims of the previously mentioned workers' compensation and general liability exposures in Florida and California created substantial losses for the Company for the past 10 years. However, as a result of the previously mentioned reserve strengthening in the fourth quarter of 1994, the years ended December 31, 1996 and 1995 were not significantly impacted.

A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the West Coast operation prior to 1986. On June 7,1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company pays out subsequent to June 7,1994 a total of $ 20 million in losses and LAE paid, net of reinsurance. As of December 31, 1996, $4.2 million of claims payments have been made (gross of reinsurance) since June 7, 1994. A portion of the reinsurance on this business was placed with a reinsurer currently operating under the supervision of its state regulator. Estimates of any obligations of the Company take into account potential recoverable amounts.

Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1996:

	Pending, December 31, 1995              85
	New claims advised                      16
	Claims settled                          30

	Pending, December 31, 1996              71


The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retentions through 1980 of $ 100,000 and $ 500,000 after that date. The claims are reserved as follows as of December 31, 1996 and 1995 (thousands of dollars):

	               	      1996            1995

	Case reserves     $   3,170       $   2,229
	IBNR reserves         6,381           8,675
	LAE reserves          3,764           3,453
               			  ------------      -------
	Total             $  13,315       $  14,357


The above claims involve 8 Superfund sites, 5 asbestos or toxic claims, 6 underground storage tanks and 52 miscellaneous clean-
up sites.   For this direct business there are usually several
different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

In estimating the liability for reported and estimated losses and adjustment expenses related to environmental and construction defect claims, management considers facts currently known along with current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, management can reasonably estimate its liability. In exposures on both known and unasserted claims, estimates of the liabilities are reviewed and updated continually. The potential development of losses is restricted by policy limits.

Because only 71 claims remain open as of December 31,1996, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.


			LIQUIDITY AND CAPITAL RESOURCES

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

The Company experienced negative cash flow from operations of $12.9 million in 1996, an improvement from $21.7 million in 1995 and $44.6 million in 1994. As a result of its decision to suspend risk-taking activities in 1995, the Company's stream of direct premium collections was eliminated for the first six months of 1996. However, the Company continued to pay losses and loss adjustment expenses totaling $24.6 million in 1996, of which $16.3 million were loss payments on prior year claims.
Net income for the year ended December 31, 1996, totaled $5.2 million but cash flow from operations was not sufficient to fund claim payments from run-off operations. A minimal amount of risk activity was undertaken in the last six months of 1996, but the premium collections were not significant. During 1994, cash flows from operations was affected by $26.5 million of disbursements for the non-recurring commutation of NCCI liabilities and a dispute settlement regarding a previously sold subsidiary.

Net cash outflow from investing activities in 1996 was $7.9 million as $14.3 million in new investments were acquired. The source of cash for these investments was comprised of $7.0 million of investments that had matured or been sold and $9.3 million in new capital stock issued less $2.5 million to retire notes payable. During 1996, the Company continued to dispose of investments that were inconsistent with its current investment policy, which resulted in realized losses of $14,000. During 1995, the Company realized a $164,000 gain on its portfolio sales. As a result of negative cash flow from operations during 1994, the Company had to sell bonds, resulting in realized losses of $6.3 million.

Total cash and investments at December 31, 1996, 1995 and 1994 was $42.9 million, $50.6 million and $61.9 million, respectively. At December 31, 1996, 6.2% of total investments were committed to cash and short-term investments, primarily money market funds and overnight repurchase agreements compared to 32.9% at the end of 1995. Investments in U.S. Treasury and U.S. Government notes represented 93.4% of the portfolio as compared to 62.0% as of December 31, 1995. The Portfolio does not contain non-investment grade or derivative securities.

All debt securities are considered available-for-sale and are carried at market value as of December 31, 1996 and 1995.
The market values of the debt securities were $0.5 million below book value at the end of 1996, which is included as a reduction in shareholders' equity, compared to $0.4 million above book value as of December 31, 1995. The weighted average maturity of the fixed maturity investments were 3.78 years as of December 31, 1996. Average net investment yields on the Company's cash and investments were 6.3% in 1996 and 5.9% for both 1995 and 1994.

Financing activities since January 1, 1995 included the following:

      As of December 31, 1994, the Company had shareholders' equity of $0.7 million and its principal insurance subsidiary ("SCIC") had negative statutory surplus. In January, 1995, the Company received proceeds from a rights offering in the amount of $5.3 million and made a capital contribution of $5 million to SCIC. During the second quarter of 1995, a principal shareholder loaned the Company $2 million, which was contributed to SCIC in order to increase its statutory surplus.

      During the fourth quarter of 1995, a group of investors signed a letter of intent to acquire 6,250,000 shares of unregistered Company Common Stock at a price of $1.00 per share. On September 26, 1996, the sale was consummated when the last regulatory approval was obtained and the funds released. The proceeds were used to make a $6.3 million contribution to SCIC. In conjunction with the sale of common stock, the Company also issued to these investors stock options to acquire an additional 3,125,000 shares at the greater of $1.50 per share or the book value per share at the date of exercise, expiring December 31, 1998 and 3,125,000 shares at the greater of $2.00 or the book value per share at date of exercise, expiring December 31, 2000.

       During the first quarter of 1996, the Company issued 1,635,000 shares of unregistered Company Common Stock at a price of $2.00 per share to a different group of investors. The proceeds of this stock sale were used to repay the $2 million loan described above which was due May 1, 1996. In addition, the Company has issued to this group stock options expiring December 31, 2000 to acquire an additional 1,635,000 shares at the greater of $2.50 per share or the book value per share at the date of exercise.

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments with respect to any indebtedness, is dividends and other permitted payments from its subsidiaries and affiliates.

South Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least thirty days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under the statutes and regulations. The South Carolina Insurance Holding Company Regulatory Act provides that, without the prior approval of the Director of Insurance of the State of South Carolina, dividends within any twelve-month period may not exceed the greater of (i) 10% of SCIC's surplus as regarding policyholders as of December 31 of the prior year and (ii) SCIC's statutory net income, not including realized capital gains or losses, for the prior calendar year. Payment of cash dividends by SCIC, is at the discretion of its Board of Directors, upon approval of the Director of Insurance, and is based on its earnings, financial condition, capital requirements, and other relevant factors. If the ability of SCIC and the Company's other insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to service its debt and/or pay dividends. In addition, no assurance can be given that South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The National Association of Insurance Commissioners has adopted risk based capital requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the companies' regulatory total adjusted capital to its authorized control level RBC (as defined by the NAIC). All four of the property and casualty insurance subsidiaries of the Company have December 31, 1996 ratios of total adjusted capital to RBC that are in excess of the level which would prompt regulatory action.

		UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

The Company has unused tax operating loss carryforwards and capital loss carryforwards of approximately $95.4 million for income tax purposes. However, due to a "change in ownership" event that occurred in January, 1995, the Company's use of the net operating loss carryforwards are subject to limitations in future years of approximately $2 million per year. Net operating loss carryforwards available for use in 1997 is approximately $7.6 million due to the tax losses incurred in 1995 subsequent to the change in ownership event occurred.

Based on its recent earning history, the Company established a valuation allowance of $15.0 million against the net deferred tax asset at December 31, 1996.


Item 8. Financial Statements and Supplementary Data (continued on following page)



			REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
The Seibels Bruce Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. ( a South Carolina corporation) (the Parent Company) and subsidiaries (collectively the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules
I, II, III, IV, V and VI listed in Part IV, Item 14, are presented for purposes of complying with the Securities and Exchange
Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Columbia, South Carolina
March 14,1997











			THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
				CONSOLIDATED BALANCE SHEETS
			      For the year ended December 31,
				(Dollars shown in thousands)

ASSETS                                                     1996           1995
Investments:
  Debt securities, available-for-sale, at market
   (cost of $40,709 at 1996 and $33,171 at 1995)      $  40,217        $  33,581
  Equity securities, at market (cost of $34 at
   1996 and $222 at 1995)                                    35              377
  Cash and short-term investments                         2,664           16,649
  Other long-term investments                                28               34

   Total cash and investments                            42,944           50,641
Accrued investment income                                   772              697
Premiums and agents'balances receivable, net              6,477            7,005
Reinsurance recoverable on paid losses and
 loss adjustment expenses                                28,218           27,423
Reinsurance recoverable on unpaid losses and
 loss adjustment expenses                                84,725           84,492
Property and equipment, net                               5,194            5,396
Prepaid reinsurance premiums - ceded business            46,118           43,469
Deferred policy acquisition costs                            96              293
Other assets                                               5,928           4,589

  Total assets                                        $  220,472       $ 224,005

LIABILITIES
Losses and claims:
  Reported and estimated losses and claims
		                -      retained business            $   37,019       $  47,445
		                -      ceded business                   74,735          74,918
Adjustment expenses - retained business                   10,408          13,586
		                  - ceded business                       9,990           9,574
Unearned premiums:
Property and casualty - retained business                  1,380           1,900
		                    - ceded business                    46,118          43,469
Credit life                                                  194             758
Balances due other insurance companies                     8,736          12,438
Notes payable                                                  -           2,476
Current income taxes payable                                  17             191
Other liabilities and deferred items                       8,084           7,063

  Total liabilities                                      196,681         213,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
 shares, none issued and outstanding                           -               -
Common stock, $1 par value, authorized 50,000,000 shares,
 issued & outstanding 24,672,388 shares (16,772,686
 shares at 1995)                                          24,672          16,773
Additional paid-in-capital                                35,546          34,080
Unrealized gain/(loss) on investments                      (536)           401
Accumulated deficit                                      (35,891)       (41,067)

	Total shareholders' equity                               23,791          10,187

Total liabilities and shareholders' equity           $   220,472      $  224,005


The accompanying notes are an integral part of these consolidated financial statements.



			THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF OPERATIONS
				For the Year Ended December 31,
			(Dollars shown in thousands, except per share amounts)

                                  					  1996        1995         1994

Commission & service income            $ 45,585     $ 49,572     $ 60,669
Premiums earned:
 Property & casualty                      7,186       10,384       14,718
 Credit life                                478          890        1,801
Net investment income                     3,006        3,176        5,321
Other interest income                       801        1,154          905
Realized gains (losses) on investments      (14)         164       (6,327)
Other income                                151          843        2,673
                                     				 -------      -------      -------
	Total revenue                           57,193       66,183       79,760
                                    				 -------      --------     -------
Expenses
  Property & casualty:
    Losses & loss adjustment expenses    10,980       17,618       36,954
    Policy acquisition costs              1,777        3,794        5,538
  Credit life benefits                      203          545          770
  Interest expense                          174          308          321
  Other operating costs & expenses       39,014       42,768       55,222
                                   					 ------       ------       ------
	Total expenses                          52,148       65,033       98,805
                                   					 ------       ------       -------
Income (loss) from operations,
	before income taxes                      5,045        1,150      (19,045)

Provision (benefit) for income taxes      (131)          (2)           29
			                                   		-------        ------     ---------
Net income (loss)                       $ 5,176      $ 1,152     $ (19,074)
                                   					=======       =======    =========
Per share & common equivalent share:
	Net income (loss)                      $  0.22      $  0.07     $ (1.72)
                                    					=======      ========    =========
Pro forma SFAS No. 128 basic earnings
	per share (Note 1):
	 Net income (loss)                     $  0.26    $   0.07    $   (1.72)
                                   					=======     ========     ========



The accompanying notes are an integral part of these consolidated financial statements





		THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
	   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
			For the Year Ended December 31,
			(Dollars shown in thousands)

			                                       	    1996       1995         1994

Common stock outstanding:
  Beginning of year                          $ 16,773   $ 14,501   $   7,501
  Stock issued in connection with
    rights offering                                 -      2,217           -
  Stock issued to benefit plans,
    agents and others                              15         55           -
  Stock issued in exchange for cancellation
    of note payable                                 -          -       7,000
  Stock issued in connection with capital
    contributions                               7,884          -           -
                                    					    ---------   ---------   --------
  End of year                               $  24,672   $  16,773   $ 14,501
                                    					    =========   =========   ========
Additional paid-in-capital:
  Beginning of year                         $  34,080   $  30,983   $ 27,983
  Stock issued in connection with
    rights offering                                 -       3,104          -
  Stock issued to benefit plans,
    agents and others                              10          (7)         -
  Stock issued in exchange for cancellation
    of note payable                                 -           -      3,000
  Stock issued in connection with capital
   contributions, net of associated expenses    1,456           -          -
                                     					    ---------  ----------   ---------
  End of year                               $  35,546  $   34,080   $  30,983

Unrealized gain (loss) on securities:
  Beginning of year                         $     401  $ (2,615)    $   2,404
  Change during the year                        (937)     3,016        (5,019)
			                                     		    ---------  ----------   ----------
  End of year                               $   (536)  $    401     $  (2,615)
                                     					    =========  ===========  ==========
Accumulated deficit:
  Beginning of year                        $ (41,067)  $ (42,219)   $ (23,145)
  Net income (loss) for the year               5,176       1,152      (19,074)
  End of year                              $ (35,891)  $ (41,067)   $ (42,219)
                                    					   ---------   ----------   ----------
   Total shareholders' equity              $  23,791   $  10,187    $     650
                                     					   =========   ==========   ==========





		THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
			  For the Year Ended December 31,
			    (Dollars shown in thousands)


Cash flows from operating activities:        1996     1995         1994
   Net income (loss)                $       5,176   $ 1,152   $  (19,074)
   Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                              979       925          739
    Realized losses (gains) on investments     14      (164)       6,327
    Stock issued as compensation               16        31           -
    Change in assets and liabilities:
    Accrued investment income                 (75)      112          278
    Premium and agents' balances receivable,
       net                                    528     6,023          690
    Premium notes receivable                    -        -        11,120
    Reinsurance recoverable on losses and loss
      adjustment expenses                  (1,028)    7,093       (8,943)
    Prepaid reinsurance premiums-ceded
       business                            (2,649)    5,014        6,443
    Deferred policy acquisition costs         197       606        2,943
    Unpaid losses and loss adjustment
       expenses                           (13,371)  (21,175)     (26,837)
    Unearned premiums                       1,565   (10,164)      (8,719)
    Balances due other insurance companies (3,702)   (6,681)      (8,657)
    Current income taxes payable             (174)       42         (571)
    Outstanding drafts and bank overdraft      -     (3,891)      (3,336)
    Other-net                                (414)     (634)       2,989

 Net cash used in operating activities    (12,938)  (21,711)     (44,608)

Cash flows from investing activities:
  Proceeds from investments sold            3,954    10,804      143,609
  Proceeds from investments matured         3,095     2,030           45
  Cost of investments acquired            (14,288)   (4,201)     (88,041)
  Proceeds from mortgage loan receivable       -      1,965            -
  Proceeds from property and equipment sold   116        57           655
  Purchases from property and equipment      (797)      (92)       (2,418)

 Net cash (used in) provided by
     investing activities                  (7,920)    10,563       53,850

Cash flows from financing activities:
  Issuance of capital stock                 9,340          -           -
  Proceeds from (repayment of)notes payable(2,476)     2,000       (1,934)
  Stock issued under stock option plans         9         18           -
  Proceeds from stock rights offering           -      5,321           -
Net cash used in financing activities       6,873      7,339       (1,934)

Net increase (decrease) in cash and
   short term investments                 (13,985)    (3,809)       7,308
Cash and short term investments,
   beginning of year                       16,649     20,458       13,150
Cash and short term investments,
   end of year                      $       2,664   $ 16,649    $  20,458

Supplemental cash flow information:
   Interest paid                    $         350   $     96    $     210
   Income taxes paid (recovered)               43        (44)         600

Noncash investing activities:
   Notes payable exchanged for common
     stock                          $           -   $     -     $  10,000
	Notes payable in lieu of interest payment      -         37          439



The accompanying notes are an integral part of these consolidated financial statements





                THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business Operations, Principles of Consolidation and Presentation
    -----------------------------------------------------------------

The Seibels Bruce Group, Inc. ("SBIG") provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. The
Company's largest source of revenues derives from the Company's role as one of three servicing carriers for the South Carolina Reinsurance Facility (the "Facility"), a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. The Company also is a leading provider, and an original participant, in the National Flood Insurance Program (the "NFIP"), a flood insurance program administered by the federal government. As a servicing carrier for the Facility and the NFIP, the Company receives commissions and fees, but reinsures all of the underwriting risk. The Company provides other fee-based services, including services in its capacity as a managing general agent ("MGA") for commercial insurance policies underwritten by unaffiliated insurance companies, catastrophe claims services, excess and surplus lines brokerage services and liability run-off management services. Recently, the Company began marketing and underwriting nonstandard automobile insurance on a risk-bearing basis.

From the mid-1980's through the middle of 1995, the Company experienced significant operating losses due primarily to environmental and construction defect claims on general liability policies written by the Company prior to 1985, losses from Hurricane Hugo in 1989 and from Hurricane Andrew in 1992, and losses on workers' compensation insurance policies written by the Company. Despite a significant recapitalization in 1994, these operating losses reduced the Company's shareholders' equity to $650,000 by the end of 1994, and the Company suspended its underwriting operations in early 1995. Beginning in 1995, new management took a number of actions to stabilize and improve the Company's financial condition through significant cost reductions and the investment of new equity capital as well as a renewed emphasis on the Company's fee-based businesses. As a result of these actions, the Company realized net income in both 1995 and 1996 and was able to resume limited insurance underwriting activities in 1996.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain classifications previously presented in the consolidated financial statements for prior years have been changed to conform to current classifications.

        Use of Estimates in Preparation of Financial Statements
        -------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of the management, such differences would not be significant.



        Cash and Short-term Investments
        --------------------------------

For purposes of the Statements of Cash Flows, the Company considers both cash and short-term investments within the caption "cash and short-term investments" to be those highly liquid investments purchased with an initial maturity of three months or less.

        Fair Value of Financial Instruments
        -----------------------------------

The fair value of debt and equity securities, short-term investments, other long-term investments, cash and accrued investment income was $43.7 million and $51.3 million at December 31,1996 and 1995, respectively. The fair values of cash and short-term investments approximate carrying value because of the short maturity of those instruments.

The fair values of debt securities and equity securities were determined in accordance with methods prescribed by the National Association of Insurance Commissioners which do not differ materially from nationally quoted market prices. The fair market value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist. Premium and agents' balances receivable are carried at their historical costs which approximate fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts.

The fair value of debt was $2.5 million  at December
31, 1995. The fair value of debt was estimated to be its carrying value based on the remaining short-term maturity. The Company satisfied all notes payable in May, 1996.

        Property and Casualty Premiums
        -------------------------------

Property and Casualty premiums are reflected in income when earned as computed on a monthly pro-rata method. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including substantial amounts related to business produced as a servicing carrier. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows (in thousands):

                    1996                   1995                   1994
            Written     Earned      Written     Earned     Written     Earned
           -------------------    ---------------------    ------------------
Direct     $ 106,925  $ 105,212   $ 114,184   $ 122,912  $ 140,683  $ 146,481
Assumed        6,235      5,819         422       1,232      5,332      2,275
Ceded      (106,494)   (103,845)   (108,560)   (113,760)  (131,478)  (134,038)
           ---------   ---------   ---------   ---------  ---------  ---------
Net        $  6,666    $  7,186   $   6,046   $  10,384  $   14,537 $  14,718


The amounts of premiums pertaining to catastrophe reinsurance that were ceded from earned premiums during 1996, 1995 and 1994 were $0.2 million, $0.8 million and $1.7 million, respectively.

Credit Life Premiums
--------------------

Credit life premiums are reflected in income when earned as computed on a monthly pro-rata method for level term premiums and on a sum-of-the-digits method for decreasing term premiums.



Commission and Service Income
-----------------------------

Commission and service income is predominately derived from servicing carrier activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. A portion of commission income is also derived from business produced by the Company as a Managing
General Agent. The Company receives commissions for producing and underwriting the business as well as servicing such business. These revenues are recognized on an accrual basis as earned.

Policy Acquisition Costs
------------------------

Policy acquisition costs attributable to property and casualty operations represent that portion of the cost of writing business that varies with and is primarily related to the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues are expensed. The Company considers anticipated investment income in determining whether premium deficiencies exist.

Property and Casualty Unpaid Loss and Loss Adjustment Expense
-------------------------------------------------------------

The liability for property and casualty unpaid losses and loss adjustment expenses includes:

(1) An accumulation of formula and case estimates for losses reported prior to the close of the accounting period.
(2) Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.
(3) Estimates of allocated, as well as unallocated, loss adjustment expense liabilities by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis from past results of paid loss expenses to paid losses.
(4) The deduction of estimated amounts recoverable from salvage and subrogation.
(5)     Estimated losses for reinsurance ceded and assumed.

Management, in conjunction with the Company's consulting actuaries, performs a complete review of the above components of the Company's loss reserves to evaluate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.


Earnings per Share
------------------

Per share and common equivalent share is based on the weighted average number of shares outstanding
(25,529,527 in 1996, 16,722,107 in 1995 and
11,067,565 in 1994). Outstanding stock options and warrants are common stock equivalents and had a dilutive effect in 1996, but had no dilutive effects on income per share in 1995 and 1994.

In February 1997, the Financial Accounting Standards
Board ("FASB") issued Statement No. 128, "Earnings
Per Share," ("SFAS No. 128") which requires the
Company to disclose both basic and diluted earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. The Company has disclosed pro forma basic earnings per share as will be required under SFAS No. 128. Weighted average number of shares outstanding used in the calculation of basic earnings per share is 19,673,386 in 1996 (16,722,107 in 1995 and 11,067,565 in 1994).

Allowance for Uncollectable Accounts
------------------------------------

Allowance for uncollectable accounts for agents' balances receivable, other receivables, and premium notes receivable were $823,000 and $224,000 at December 31, 1996 and December 31, 1995, respectively.

Property and Equipment
----------------------

Property and equipment are stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets.
For income tax purposes, accelerated depreciation methods are used for certain equipment.

Other Interest Income and Other Income
--------------------------------------

Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, and balances due from the South Carolina
Reinsurance Facility. Other income for 1995 includes a gain from the settlement of a case previously in litigation. Other income for 1994 includes a $0.6 million gain on the sale of a subsidiary.

Recent Accounting Pronouncements
--------------------------------

On January 1, 1996, the Company adopted Statement
No. 123 of the Financial Accounting Standards Board,
"Accounting for Stock-Based Compensation".  The
Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting
Principles Board Opinion No. 25 ("APB 25") and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative in its annual financial statements and to continue accounting for its stock-based compensation plans in accordance with APB 25 (see Note 10).

NOTE 2  INVESTMENTS

Investments in notes and other debt securities, preferred stocks and common stocks are all considered available-for-sale securities and are carried at market at December
31, 1996 and 1995. Short-term investments are carried at cost, which approximates market value.

Unrealized gains and losses on marketable debt and equity securities are credited or charged directly to shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method.




Realized gains (losses) on investments are summarized as follows (in thousands):

                         Debt           Equity
                      Securities      Securities      Other        Total

Realized:
        1996        $   (62)          $   48         $   -       $  (14)
        1995             240             (76)            -           164
        1994          (7,019)            930           (238)      (6,327)
Change in unrealized:
        1996        $   (902)         $ (154)        $  119      $  (937)
        1995           2,790             237            (11)        3,016
        1994          (3,222)          (1,657)         (140)       (5,019)

Net bond discount accretion and premium amortization charged to income for the years ended December 31, 1996, 1995 and 1994 was not material.


Unrealized gains and losses reflected in equity are as follows (in thousands):

                                  1996     1995        1994

Gross unrealized gains          $    8    $ 577     $     136
Gross unrealized losses           (544)    (176)       (2,751)
                                --------  ------    ----------
  Net unrealized gain (loss)    $ (536)   $ 401     $  (2,615)

Proceeds from sales of debt securities and related realized gains and losses were as follows (in thousands):

                                1996            1995           1994

Proceeds from sales     $       3,554   $       10,556  $       34,318
Gross realized gains            30              267             98
Gross realized losses   $       (92)    $       (27)    $       7,517)


Proceeds from sales of equity securities and related realized gains and losses were as follows (in thousands):

                            1996        1995       1994

Proceeds from sales     $   400     $    248     $  9,291
Gross realized gains         75           -         1,555
Gross realized losses   $  (127)    $    (76)    $   (625)

Investments which exceed 10% of shareholders' equity, excluding investments in U.S. Government and government agencies and authorities, at December 31,
1996, are as follows (in thousands):
                                                        Carrying value
Short-term investments:
        Evergreen Money Market Fund                       $  3,301
        First Union Bank - Repurchase Agreements             4,690

There were no debt securities which were non-income producing for the twelve months ended December 31, 1996. Debt securities with an amortized cost of $22.0 million and $21.9 million at December 31, 1996 and 1995, respectively, were on deposit with regulatory authorities.

The amortized cost and estimated market values of investments in debt and equity securities were as follows (in thousands):
                                  December 31, 1996

                                             Gross         Gross      Estimated
                               Amortized   Unrealized    Unrealized    Market
                                  Cost        Gains        Losses      Value

U.S. Government & government
 agencies and authorities     $  40,601     $     -       $  (499)    $  40,102
States, municipalities &
 political subdivisions             108           7             -           115

      Total debt securities      40,709           7          (499)       40,217

Non-redeemable preferred stock       17           1             -            18
Common stocks                        17           -             -            17

      Total equity securities        34           1             -            35

Other long-term investments          73           -           (45)           28
      Total                   $  40,816     $     8       $  (544)    $  40,280


                                  December 31, 1995

                                              Gross         Gross     Estimated
                               Amortized     Unrealized   Unrealized   Market
                                  Cost        Gains        Losses       Value

U. S. Government & government
   agencies and authorities   $  31,068     $   348       $     -     $  31,416
States, municipalities &
   political subdivisions           931          62             -           993
All other corporate               1,168           -             -         1,168
Redeemable preferred stocks           4           -             -             4

      Total debt securities      33,171         410             -        33,581

Non-redeemable preferred stocks     166           -            (7)          159
Common stocks                        56         167            (5)          218

      Total equity securities       222         167           (12)          377
Other long-term investments         198           -          (164)           34

      Total                  $   33,591     $   577       $  (176)     $ 33,992



Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of debt securities at December 31, by contractual maturity, are as follows (in thousands):


                                                    December 31,1996
                                                                    Estimated
                                            Amortized                Market
                                               Cost                  Value

Due in one year or less                    $   1,665               $   1,667
Due after one year through five years         25,388                  25,224
Due after five years through ten years        13,481                  13,142
Due after ten years                              175                     184

        Total                              $  40,709               $  40,217

Investment income as of December 31 consists of the following (in thousands):

                             1996        1995          1994

Debt securities           $ 2,122      $  2,023      $  4,348
Equity securities               9            15           266
Short-term investments        849         1,138           626
Mortgage loan                   -            23           255
Other                          56            42             -

  Total investment income   3,036         3,241         5,495
Investment expenses          (30)          (65)          (174)

  Net investment income   $ 3,006      $  3,176      $  5,321


NOTE 3  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows (in thousands):

Description                       Life-years      1996         1995

Land                                  -       $  1,153       $  1,153
Buildings                           10-40        4,320          4,323
Data processing equipment            3-7         4,963          4,218
Furniture and equipment              3-10        7,422          7,387
                                                17,858         17,081

Accumulated depreciation                        (12,664)      (11,685)

                                              $  5,194       $  5,396

Depreciation expense charged to operations was $1.0 million in 1996, $0.9 million in 1995 and $0.7 million in 1994.




NOTE 4  DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business were as follows (in thousands):



                                                1996           1995

Deferred at beginning of year                 $    -         $     -

Costs incurred and deferred during year:
        Commissions and brokerage               1,552           1,287
        Taxes, licenses and fees                   13             486
        Other                                      15           1,415
                                                ------       ---------
             Total                              1,580           3,188
Amortization charges to income during year     (1,580)         (3,188)
                                              ---------       ---------
Deferred at end of year                       $     -         $      -
                                              =========       =========



Deferred policy acquisition costs attributable to the credit life operation were $96,000 and $293,000 at December 31, 1996 and 1995, respectively. These costs represent that portion of the cost of writing business which is deferred and charged against income, through other operating costs and expenses, as premiums are earned.

NOTE 5  NOTES PAYABLE

Notes payable at December 31, 1996 and 1995, are summarized as follows (in thousands):


                                                           1996        1995

Note payable (due 5/1/96, interest accrued
  at a rate equal to NationsBank's Prime Rate
  (8.5%) plus 2%, compounded daily)                     $    -        $ 2,000
Interest note payable, due 5/1/96, interest at 8.5%          -            476

        Notes payable
                                                        $   -         $ 2,476

On May 1, 1996 the Company repaid both notes which were payable to a single investor of the Company. Proceeds for repayment were obtained through the sale of Company stock.


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


A reconciliation of the differences between income taxes (benefit) on income (loss) before extraordinary items computed at the federal statutory income tax rate is as follows (in thousands):



                                            1996         1995          1994

Federal income tax (benefit),
  at statutory rates                    $   1,715     $    391      $ (6,475)

Increase (decrease) in taxes due to:
   Tax exempt interest                        (5)          (22)           (92)
   Dividends received deduction               (2)           (4)           (82)
   Overaccrual from prior years             (187)            -              -
   Limitation of net operating loss
    carryforward due to change in control   3,617        18,007             -
   Changes in valuation allowances:
   Utilization of net operating loss       (1,590)         (329)         6,695
   Reduction due to limitation of
    net operating loss                     (3,617)       (18,007)            -
   Other                                      (62)           (38)         (17)
                                           --------      ---------     --------
      Tax expense (benefit) from
                operations               $    (131)    $     (2)       $     29




The (benefit) provision for income taxes on income from operations consists entirely of current income taxes resulting from alternative minimum tax and overaccruals of prior years' taxes. The change in deferred amounts has been offset by the valuation allowance.


Deferred tax liabilities and assets at December 31, 1996 and 1995, are comprised of the following (in thousands):

                                    1996 Tax Effect     1995 Tax Effect

Deferred tax liabilities
    Deferred acquisition costs        $    29             $    146
    Property and equipment                 92                   95
    Net unrealized investment gains         -                  136
    Other                                  97                    -

        Total deferred liabilities        218                  377

Deferred tax assets:
    Net operating loss carryforwards   (11,056)            (15,300)
    Insurance reserves                  (3,127)             (4,115)
    Net unrealized investment losses      (182)                  -
    Bad debts                             (521)               (449)
    Other                                 (306)               (376)

         Total deferred tax assets     (15,192)            (20,240)

Valuation allowance                     14,974              19,863

Net deferred tax liabilities          $     -            $     -


The Company has determined, based on its recent earnings history, that a valuation allowance of $15.0 million should be maintained against the deferred tax asset at December 31, 1996. The Company's valuation allowance decreased by $4.9 million during 1996 due to utilization of net operating loss and due to unrealized investment losses.

The Company has unused tax operating loss carryforwards and capital loss carryforwards of $95.4 million for income tax purposes. However, due to a "change in ownership" event that occurred in January, 1995, the Company's use of the net operating loss carryforwards are subject to limitations in future years of approximately $2 million per year. Net operating loss carryforwards available for use in 1997 is approximately $7.6 million due to the losses incurred in 1995 after the change in ownership event occurred.

The years of expiration of the tax carryforwards are as follows (in thousands):

                                Net Operating
        Year of Expiration         Loss         Capital Loss

                1999            $        -       $   5,002
                2000                     -             825
                2004                13,986               -
                2006                20,411               -
                2007                31,931               -
                2009                19,342               -
                2010                 3,918               -
                                 $  89,588       $   5,827


NOTE 7  PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

A part of the Company's reserve for losses and LAE is set aside for environmental, pollution and toxic tort claims. These claims relate to business written by a previously owned West Coast operation prior to 1986.
On June 7,1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on those claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company pays out subsequent to June 7,1994 a total of $ 20 million in losses and LAE paid, net of reinsurance. As of December 31, 1996, $4.2 million of claims payments have been made (gross of reinsurance) since June 7, 1994. A portion of the reinsurance on this business was placed with a reinsurer currently operating under the supervision of its state regulator. Estimates of any obligations of the Company take into account potential recoverable amounts.

Of the remaining environmental and toxic tort claims, the following activity took place during 1996:

        Pending, December 31, 1995              85
        New claims advised                      16
        Claims settled                          30

        Pending, December 31, 1996              71

The policies corresponding to the pending claims were written on a direct basis and the Company has excess of loss reinsurance above Company retentions through 1980 of $100,000 and $ 500,000 after that date. At
December 31, 1996 and 1995, the claims are reserved as follows (in thousands):

                           1996           1995

        Case reserves   $  3,170      $   2,229
        IBNR               6,381          8,675
        LAE reserves       3,764          3,453

        Total           $ 13,315       $ 14,357

The above claims involve 8 Superfund sites, 5 asbestos or toxic tort claims, 6 underground storage tanks and 52 miscellaneous clean-up sites.

In estimating the ultimate liability for environmental and construction defect claims, management considers facts currently known along with the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability.
Usually there are several different insurers participating in the defense and settlement with ultimate costs pro-rated by either time on the risk or policy limits. In exposures on both known and unasserted claims, estimates of the liabilities are reviewed and updated continually. The potential development of losses is restricted by policy limitations.

Because only 71 claims remain open as of December
31, 1996, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

Losses incurred are reduced by recoveries made and to be made from reinsurers, which also includes substantial amounts related to business produced as a servicing carrier. Reinsurance recoveries are as follows (in thousands):

                                    1996            1995            1994


Losses incurred                 $  158,307      $  150,339      $  145,930
Loss adjustment expenses             5,583           5,379          19,429
                                ----------      ----------      ----------
                                $  163,890      $  155,718       $ 165,359

The following table summarizes net property and casualty losses and LAE incurred (in thousands):

                                            1996           1995          1994


Estimated losses and LAE incurred       $  174,870     $  173,336    $  205,599
Estimated reinsurance loss
   recoveries on incurred losses          (163,890)      (155,718)     (165,359)
NCCI commutation (1)                             -               -       (6,138)
American Star commutation (2)                    -               -       2,852

                                        $   10,980     $   17,618    $  36,954

(1) Until March 31,1994, the Company participated in the National Workers' Compensation Reinsurance Pool ("NCCI"), which is a national reinsurance fund for policies allocated to insurers under various states' workers' compensation assigned risk laws for companies that cannot otherwise obtain coverage. On September 30, 1994, the Company satisfied its obligation with respect to all outstanding and future claims associated with the Company's participation for a cash payment of $ 16.2 million. The redundancy in the losses and claim reserves as a result of its settlement of $ 6.1 million, reduced 1994 loss and LAE incurred.

(2) In June, 1994, the Company made a cash payment in the amount of $ 10.3 million for a settlement of pending arbitration relating to indemnification of American Star for certain loss and LAE reserves. Recorded reserves amounted to $ 7.4 million before the settlement. This transaction increased loss and LAE incurred by $ 2.9 million.

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):



                                                        1996           1995        1994

Liability for losses and LAE at beginning of year
Gross liability per balance sheet                     $ 145,523     $ 166,698    $ 94,682
        Ceded reinsurance recoverable                  (84,492)      (88,731)     (76,221)
                                                      ---------      --------     --------
                Net liability                            61,031        77,967     118,461
                                                      ---------      --------     --------
Provision for losses and LAE for claims
        occurring in the current year                    9,863         14,243      19,997
Increase in estimated losses and LAE for
        claims occurring in prior years                  1,117          3,375      16,957
                                                       --------       --------    -------
                                                        10,980         17,618      36,954
                                                       --------        -------     -------
Loss and LAE payments for claims occurring during:
        Current year                                     8,317         11,711      13,837
        Prior years                                     16,267         22,843      63,611
                                                        -------        -------    -------
                                                        24,584         34,554      77,448
                                                        -------        -------    --------
Liability for losses and LAE at end of year:
        Net liability                                   47,427          61,031     77,967
        Ceded reinsurance recoverable                   84,725          84,492     88,731
                                                       --------        -------     -------
                Gross liability per balance sheet   $  132,152      $  145,523  $ 166,698
                                                      ==========       =======    ========




NOTE 8  DIVIDEND RESTRICTIONS

The ability of the Company to declare and pay cash dividends, as well as to service any debt , is dependent to some degree upon the ability of South Carolina
Insurance Company ("SCIC") to declare and pay dividends to SBIG. SCIC is regulated as to its payment of dividends by the South Carolina Insurance Holding
Company Regulatory (the "ACT").

The Act provides that, without prior approval of the South Carolina Insurance Commissioner, dividends within any twelve-month period may not exceed the greater of (1) 10% of SCIC's statutory surplus as regards policyholders as of December 31 of the prior year or (2) SCIC's statutory net income, not including the realized gains, for the prior calendar year.
Notwithstanding the foregoing, SCIC may not pay any dividend in 1997 without the prior approval of the Insurance Commissioner of South Carolina.


NOTE 9  STATUTORY REPORTING

The Company's insurance subsidiaries' assets, liabilities and results of operations have been reported on the basis of GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP, are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) acquisition costs for policies are expensed as incurred, while they may be deferred and amortized over the estimated life of the policies under GAAP, (3) no provision is made for deferred income taxes, (4) the timing of establishing certain reserves is different than under GAAP, and (5) valuation allowances are established against investments. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "
Annual Statement" which reports, among other items, net income (loss) and shareholders' equity( called
"surplus as regards policyholders" in property and casualty reporting).

A reconciliation between GAAP net income (loss) and statutory net income (loss) of the property and casualty insurance subsidiaries is as follows for the year ended
December 31 (in thousands):


                                                      1996          1995        1994

GAAP income (loss)                                $   5,176   $   1,152    $ (19,074)
Increase (decrease) due to:
  Deferred policy acquisition costs                     198         606        2,943
  Salvage/subrogation recoverable and reserves          256         (41)       1,225
  Deferred reinsurance benefits                         (6)           -        (155)
Parent company GAAP-only items and other
  non-statutory subsidiaries                          1,252        1,820        181
Mortgage loan loss recognition                            -         (987)         -
Intercompany dividends (1995 offset by increase
  in statutory surplus)                               2,400      (13,202)      2,500
Adjustment to premium and loss reserves                (278)        (255)     (1,833)
Other                                                    56           99         606
Allocation of Seibels Bruce and Company expenses          -       (1,574)         -
                                                    ---------     --------    ---------
Statutory net income (loss)-(1996 as adjusted;
                1995 and 1994 as amended)         $   9,054    $  (12,382)   $ (13,607)
                                                  ===========  ===========   ==========



A reconciliation between GAAP shareholders' equity and statutory capital and surplus, at December 31, is as follows (in thousands):


                                                      1996      1995      1994


GAAP shareholders' equity                         $   23,791  $10,187  $   650
Increase (decrease) due to:
  Deferred policy acquisition costs                     (96)     (293)    (899)
  Parent company debt contributed
   to statutory surplus                                   -     2,400        -
  Non-statutory companies' shareholders' equity        (840)    1,436        -
  Adjustments to premium and loss reserves           (1,128)     (554)  (1,874)
  Other                                                 (95)   (2,301)     508
  Allocation of Seibels Bruce and Company expenses        -    (1,574)       -

  Statutory surplus (1996 as adjusted;
    1995 and 1994 as amended)                     $   21,632  $ 9,301   $(1,615)



Net income and shareholders' equity of the credit life insurance subsidiary as determined in accordance with statutory accounting practices are as follows for the year ended December 31, is as follows (in thousands):

                                            1996         1995       1994

Net income                                $   460     $    276    $    750
Shareholders' equity
   ("surplus as regards policyholders")   $ 4,769     $  4,334    $  4,036





NOTE 10 BENEFIT PLANS AND OPTIONS

The SCIC Employees' Profit Sharing and Saving Plan contains both profit-sharing and 401(k) plan elements.

The profit-sharing element of the plan covers all full-time employees. There were no contributions to this element of the plan during the last four years. The profit-sharing account held 157,979 and 214,587 shares of Company stock at December 31, 1996 and 1995, respectively.

Under the 401(k) element of the plan, employees may elect to have a portion of their salary withheld on a pre-tax basis for investment in the plan, subject to limitations imposed by IRS regulations. From January 1, 1993 through June 30, 1994, the employer matched
25% of the employee contributions, limited to a maximum of 1.5% of the employee's eligible compensation. From July 1, 1994 through June
30,1995, the employer resumed matching 50% of the employee contributions, limited to a maximum of 3% of the employee's eligible compensation. The employer discontinued matching effective July 1, 1995. The employer matched portion is invested in accordance with the investment options selected by the participant.
The employer contribution to the plan on behalf of participating employees was $87,000 in 1995 and $270,000 in 1994. There was no contribution in 1996.

The Company currently has three plans under which stock options, incentive stock and restricted stock may be granted to employees of the Company, non-employee directors of the Company, consultants and active independent agents representing the Company. All three plans were approved by the shareholders at a special meeting held on June 14, 1996. Options granted under all plans except the Directors' plan expire 5 years from the date of grant. Options granted under the Directors' plan expire 10 years from the date of grant.

The 1996 Stock Option Plan (the "1996 Plan") for
Employees supersedes the 1987 Stock Option Plan (the
"1987 Plan") and became effective November 1, 1995.
The 1996 Plan reserves 5 million shares of Company stock which may be issued as stock options, incentive stock and restricted stock to employees and consultants of the Company. The following table shows option activity under the 1987 and 1996 plans for the three years.

                                            1996        1995       1994

Shares under options outstanding,
   beginning of year                      861,175       51,150     64,175
Granted under 1987 Plan                         -       300,000         -
Granted under 1996 Plan                 1,473,800       555,000         -
Exercised during year                           -      (20,000)         -
Canceled or expired during year            (6,300)     (24,975)   (13,025)

    Shares under options outstanding,
          end of year                    2,328,675      861,175    51,150

Shares under options exercisable,
          end of year                      858,125      561,175    51,150




All grants made under the Plan have exercise prices no lower than the market price at the date of grant. At
December 31, 1996, 2,558,209 shares of the
Company's stock have been reserved for future grant.
The following table summarizes options outstanding and exercisable by price range as of December 31, 1996:


                   Options outstanding                Options exercisable
                               Weighted average                Weighted average
Range of price  Outstanding     exercise price    Exercisable    exercise price

$0.00 - $1.50    340,000        $ 0.9163            336,250       $ 0.9098
$1.51 - $2.50  1,433,050          2.2281            502,000         1.9752
$2.51 - $4.00   284,000           3.8713                  -              -
$4.51 - $5.50   251,750           5.5000                  -              -
$11.25            9,225          11.2500              9,225        11.2500
$10.625         10,650           10.6250             10,650        10.6250

                2,328,675                           858,125

Also included in the 1996 Plan are provisions for the granting of incentive stock and restricted stock. While there were no grants of incentive stock during 1996 or 1995, 113,116 shares of restricted stock were granted in 1996. Of that amount, 8,702 shares were issued in 1996 and 104,414 shares are to be issued in 1997 when the restrictions lapse.

The 1995 Stock Option Plan for Non-employee Directors became effective June 15, 1995. Under the Plan, all non-employee directors are automatically granted 5,000 options to purchase Company stock on an annual basis every June. The exercise price will be the market value on the date of grant. On June 15, 1995 and 1996, 35,000 options were granted at an exercise price of $
0.875 and $2.625, respectively.

The 1995 Stock Option Plan for Independent Agents became effective December 21, 1995. The Plan authorizes a total grant of 500,000 options. Activity may be summarized as follows:

                                             1996    1995    1994

Shares under options outstanding,
     beginning of year                      68,000     -       -
Granted during year                        160,500  68,000     -
Exercised during year                      (6,000)     -       -
Canceled or expired during year            (6,000)     -       -
Shares under options outstanding,
      end of year                          216,500  68,000     -

During 1996 and 1995, a total of 228,500 options were granted at an average exercise price of $2.10 and $1.50, respectively. At December 31, 1996, 271,500 shares of Company's stock have been reserved for future grant.



The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.
123, "Accounting for Stock-Based Compensation."
Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts).

                                                1996          1995

Net income - as reported                        5,176         1,152
Net income - pro forma                          4,026           597
Earnings per share - as reported                0.22           0.07
Earnings per share - pro forma                  0.18           0.04

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                Employee Plan   Directors Plan  Agents Plan

Expected Dividend Yield                 0               0               0
Expected Stock Price Volatility         84.92%          84.92%       84.92%
Risk-free Interest Rate                 5.92%           6.47%           5.61%
Expected Life of Options                5 years         10 years      4.2 years

The Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. The projected future cost of providing postretirement benefits, such as health care and life insurance, is being recognized as an expense as employees render service. The cumulative affect of accruing said expenses versus expensing the benefits when paid is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. The postretirement benefit expense was approximately $75,000 in 1996, $79,000 in 1995, and
$91,000 in 1994. The following table presents the reconciliation of the obligation at December 31, 1996 and 1995 (in thousands):

                                                           1996       1995

Accumulated postretirement benefit obligation:
        Active employees                                $   (37)    $  (71)
        Current retirees                                   (511)      (522)
                Total                                      (548)      (593)
Fair value of assets                                           -          -
Accumulated postretirement benefit obligation
        in excess of fair value of assets                  (548)       (593)
Unrecognized transition obligation                          502         593
Unrecognized net gain                                      (53)        (102)

                Accrued postretirement benefit cost     $   99      $   102




Net periodic postretirement benefit cost includes the following components for 1996, 1995, and 1994 (in thousands):

                                              1996    1995    1994

Service cost                                $   3    $   4    $  4
Interest cost                                  41       43      52
Amortization of transition obligation          31       35      35
Amortization of  net gains                      0       (3)      -

     Net periodic postretirement benefits   $  75    $  79    $ 91

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 9% for 1996 and 1995, and 12% for 1994 is assumed to decrease to a 5.5% ultimate trend (5.5% in 1995; 7% in 1994) with a duration to ultimate trend of 6 years (6 years in 1995 and 9 years in 1994). The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the postretirement benefit obligation as of December 31, 1996 by $9,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% for 1996, 7.25% for 1995 and 7.5% for
December 31, 1994.

During the first quarter of 1996, the Company issued to a group of investors stock options expiring December
31, 2000 to acquire 1,635,000 shares of unregistered
Company Common Stock at the greater of the price of $2.50 per share or book value at the date of exercise.

In the third quarter of 1996, the Company issued to a different group of investors stock options to acquire
3,125,000 shares of unregistered Company Common
Stock at the greater of the price of $1.50 per share or the book value at the date of exercise, expiring
December 31, 1998 and 3,125,000 shares at the greater of the price of $2.00 or the book value at date of exercise, expiring December 31, 2000.

The Company had 185,858 warrants outstanding at an exercise price of $0.01 per share at December 31, 1996 and 1995.


NOTE 11  COMPANY'S OPERATIONS IN DIFFERENT BUSINESS SEGMENTS

Founded in 1869, the Company performs servicing carrier activities for state and federal insurance facilities.
Managing general agency services are also performed for a non-affiliated insurance company. Insurance products are offered through independent agents, primarily in the southeastern states. During 1993 and 1994, the Company began to withdraw from selected states and selected risk retained products, and changed its emphasis to fee income generating activities.
Effective in mid-1995, the Company voluntarily suspended underwriting new and renewal business for which the risks were not reinsured to an unaffiliated party. After both the Company and its regulators became satisfied that the capital level was adequate to undertake such risk, underwriting on a risk retention basis was resumed at very modest levels in mid 1996.

In February, 1994, substantially all of the assets of the former premium financing subsidiary, Premium Service
Corporation, were sold, and a new company, Policy
Finance Company, ("PFC") was formed to handle the administration of the assets retained. The pre-tax income (loss) of PFC was $(4,000) in 1996; $74,000 in 1995 and $ 538,000 in 1994. The Company has no plans to continue its own premium financing activity.
Effective January 1, 1995, Forest Lake Travel Service
(FLT), a subsidiary travel agency, was sold. FLT's pre-tax income was $95,000 in 1994 and $ 420,000 in 1993.

The following sets forth certain information with respect to the Company's operations in different business segments for the year ended December 31, (in thousands):



                                                          1996          1995         1994
Revenue:
  Property and casualty insurance segments              $   7,186       $   10,384     $14,718
  Commission and service activities segment                45,585          49,572      60,669
  Net investment income and other interest income           3,516           4,038       5,690
  Realized gains (losses) on investments                    (179)           150             (5,793)
      Total for property & casualty insurance segments     56,108           64,144          75,284

Other business revenue                                      1,085           2,039           4,476

                Total revenue                           $  57,193  $       66,183  $       79,760


Operating profit (loss):
  Property and casualty insurance segments               $     25      $   (6,719)       $(27,840)
  Commission and service activities segment                 1,595           5,641          10,109
  Net investment income                                     3,516           4,038           5,690
  Realized gains (losses) on investments                     (179)           150             (5,793)
       Subtotal                                             4,957           3,110           (17,834)

Other business segments                                       441             (47)            141

Operating income (loss)                                     5,398           3,063           (17,693)
  General corporate expenses, net of miscellaneous
   income and expense                                        (179)           (1,605)         (1,031)
  Interest expense                                           (174)           (308)           (321)

Consolidated income (loss) before income taxes       $       5,045   $       1,150        $(19,045)






Operating income (loss) represents revenue less related operating expenses. Net investment income is that related to, but not individually identifiable with, the various property and casualty insurance underwriting and commission and service activities business segments.

Identifiable assets by business segments or combined segments represent assets directly identified with those operations and an allocable share of jointly used assets.
For the year ended December 31, (in thousands):

                                                        1996    1995    1994
Identifiable Assets
Property and casualty insurance underwriting
 segment,including related investment activity   $  55,427  $ 82,493  $117,761
Commission and service activities segment          158,237   134,598   127,628
Other business segments                              5,187     5,697     8,449
General corporate assets                             1,621     1,217     2,097

                Total assets                     $ 220,472  $ 224,005 $ 255,935

In 1996, depreciation and amortization charges for the various property and casualty insurance underwriting and commission and service activities segments, combined, were $1.0 million ($0.9 million in 1995 and $
0.8 million in 1994.) These amounts exclude policy acquisition costs of $1.6 million in 1996, ($3.2 million in 1995 and $5.5 million in 1994).

Costs of additions to property and equipment for the property and casualty insurance underwriting and commission and service activities segments, combined, amounted to $0.8 million in 1996, $0.1 million in 1995 and $ 2.4 million in 1994. Additions in 1996 were primarily for data processing needs and enhancements.
The majority of the additions in 1994 were due to purchases made to begin the conversion to bring the Company's data processing in-house.


NOTE 12  REINSURANCE

The Company's property and casualty insurance run-off operations are involved in several types of reinsurance arrangements. Ceding reinsurance programs include quota share, pro-rata surplus and excess of loss. In its servicing carrier operation, premiums are ceded entirely to the applicable state's reinsurance facility.

Reinsurance contracts do not relieve the Company of its
obligations to policyholders. Failure of reinsurers to
honor their obligations could result in losses to the
Company; consequently, allowances are established for
amounts deemed uncollectable. The Company evaluates
the financial condition of its reinsurers and monitors
concentrations of credit risk arising from similar
geographic regions, activities, or economic
characteristics of the reinsures to minimize its exposure
to significant losses from reinsurers insolvency.
Reinsuring companies are obligated for the following
amounts for unearned premiums, unpaid losses and LAE,
and paid losses and LAE (in thousands):
                                1996             1995

Unearned premiums       $       46,118  $       43,469
Unpaid losses and LAE           84,725          84,492
Paid losses and LAE             28,218          27,423

Five reinsurers comprise a significant portion of the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expense, as well as prepaid reinsurance at December 31, 1996. The reinsurers and related balances are as follows (in thousands):

                                           Reinsurance          Prepaid
                                           Recoverable        Reinsurance

South Carolina Reinsurance Facility        $    70,770          $   24,195
National Flood Program                          26,325              19,005
Swiss Reinsurance Corp                          7,027                    -
North Carolina Reinsurance Facility             5,104                1,036
Kentucky Insurance Placement Facility           2,209                1,745
All others                                      1,508                  137

        Totals                             $  112,943           $   46,118

The Company believes that the balances from the various Facilities are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies have also been deemed fully collectable by the Company.

With respect to credit concentrations, most of the Company's business activity is with agents and policyholders located within the five operating states.
The primary reinsurance recoverables are from the state and federal servicing carrier activities. There are otherwise no material credit concentrations related to premiums receivable, agents' balances, and premium notes receivable.


NOTE 13  COMMITMENTS AND CONTINGENCIES

(a) A contingent liability exists with respect to reinsurance placed with other companies.
        (see Note 12)

(b) Due to the nature of their business, certain subsidiaries are parties to various other legal proceedings, which are considered routine litigation incidental to the insurance business.


NOTE 14  RELATED PARTY TRANSACTIONS

A non-employee Director of the Company is also a member of the Board of Directors of Policy Management
Systems Corporation ("PMSC"), which provided services to the Company prior to September 30, 1996. The
Company paid data processing charges of $0.9 million in 1996 ($1.8 million in 1995 and $3.4 million in 1994.)

A former non-employee Director of the Company was an employee of Prudential Securities, Inc. ("PSI") through mid-1995. From 1994 through mid 1995, PSI acted as investment manager for the Company and for its retirement plan. The amount of fees earned by PSI on trading activity by the Company cannot readily be determined, but the amount paid directly to PSI during 1995 and 1994 was not material. The former Director is no longer an employee of PSI, and PSI's services have since been terminated.

NOTE 15  SUBSEQUENT EVENTS

On February 27, 1997, the Board of Directors voted to recommend for approval by the shareholders a reverse stock split. If approved by the shareholders at the Annual Meeting of Shareholders on April 9, 1997, one share of common stock will be exchanged for each four shares of common stock currently outstanding.


SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION (unaudited)
(Thousands of dollars, except in share amounts)

The following is a summary of unaudited quarterly information for the years ended December 31, 1996 and 1995:



1996                                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter

Commission & service income             $    10,096  $       11,254  $       11,522  $       12,713
Property & casualty premiums earned           2,999           826             2,280   1,081
Credit life premiums                            125             100             80              173
Net investment income & other interest
 income                                         778             657             1,239           1,133
Realized gains (losses) on investments          194             -               2             (210)
Net income                              $       632     $       1,217   $       1,497   $       1,830
  Per share and common equivalent share $      0.04    $       0.06    $       0.08    $0.05

Pro forma SFAS No. 128 basic earnings
        per share (Note 1):             $      0.04    $       0.07    $       0.08    $       0.07






Commission and service income continued its trend of decreasing every quarter until the second quarter of 1996. Since that time, this income has increased due to increased claims activity on the Flood program related to two storms that hit the East Coast in the second half of 1996. Premiums earned continued to be minimal during 1996 due to the Company having very small amounts of business retained on its books. Net income for the year ended December 31, 1996 has increased, when compared to the year ended December 31, 1995, due to the Company's constant monitoring of loss development on business written in prior years and monitoring of expenses across all profit centers in which the Company operates. The figures reported above reflect a $500,000 downward revision from previously reported unaudited revenues and net income for the year. Each of the four quarters of 1996 were adjusted down by $125,000, aggregating the $500,000 annual adjustment.




1995                                       1st Quarter     2nd Quarter     3rd Quarter     4th Quarter

Commission & service income                $    13,023     $   12,529      $  12,484  $       11,536
Property & casualty premiums earned              3,307           2,206         2,997   1,874
Credit life premiums                               194             221           197             278
Net investment income & other interest           1,174           1,177         1,137   842
 income
Realized gains (losses) on investments              65              (29)         -       128
Net income (loss)                          $    (2,009)    $    250        $   1,284   $       1,627
  Per share and common equivalent share    $    (0.13)     $   0.01        $    0.08    $0.11






Property and casualty premiums earned continue to decrease as a result of the Company suspending writing of retained "risk"
business.   However, losses incurred on this business have
stabilized due to the adequacy of reserves. The net loss in the first quarter is due to management setting aside additional reserves for future development. The negative effect on net income due to this run-off business in the remaining quarters has been insignificant. Additionally, while the Company's commission and service income has decreased due to lower commission rates and volume, ongoing cost reductions have mitigated the effect to net income.

ITEM 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

           Inapplicable.


                        PART III

ITEM 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant

Information other than the listing of executive officers of the Company (which is presented in Part I of this document) is contained under the heading "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held April 9, 1997 and is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1997.

ITEM 11.  Executive Compensation

The information contained under the headings "Compensation of Executive officers", Directors' Compensation," and "Compensation plans and Arrangements in the proxy statement relating to the annual meeting of shareholders to be held April 9, 1997 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1997.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information contained under the headings "Principal
Shareholders" and "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held April 9, 1997 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1997.

ITEM 13.  Certain Relationships and Related Transactions

The information contained under the heading "Certain Transactions" in the proxy statement relating to the annual meeting of shareholders to be held April 9, 1997 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 30, 1997.




                        PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)- List of Financial Statements and Financial
Statements Schedules

The following consolidated financial statements of The Seibels
Bruce Group, Inc. and subsidiaries are included in Item 8:

  Report of Independent Public Accountants- Arthur Andersen LLP
  Consolidated balance sheets- December 31, 1996 and December 31, 1995. Consolidated statements of operations-Years ended December
   31, 1996;  December 31, 1995; and December 31, 1994; and
  Consolidated Statement of Cash flows-Years ended December
   31, 1996, December 31,  1995; and December 31, 1994.

The notes to the consolidated financial statements included in
Item 8 pertain both to the consolidated financial statements listed above and the condensed financial information of the registrant included in Schedule 3 under Item 14.

The following financial statement schedules are included in Item
14(d):

  Schedule I- Summary of Investments Other than Investments in Related Parties
  Schedule II- Condensed Financial Information of Registrant
  Schedule III- Supplementary Insurance Information
  Schedule IV- Reinsurance
  Schedule V- Valuation and Qualifying Accounts
  Schedule VI- Supplemental Information Concerning Property/ Casualty Insurance
               Operations

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3) List of Exhibits

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to the Annual Report, Exhibit (3)(1)-1, for the year ended December 31, 1989. Articles of Amendments dated June 18, 1994, June 13, 1995 and June 14, 1996.

3.2     By-Laws of the Registrant, as amended February 25,
        1992, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (3)(1)-1, for the year ended December 31, 1991. Amendments of By-Laws dated June 18, 1994, October 14, 1994 and June 13, 1995.

10.1    Stock Purchase Agreement between registrant,
        Abdullatif Ali Alissa Est. and Saad A. Alissa, dated
        December 22,1993, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (2)(1)-1, for the year ended December 31, 1993.

10.2 Stock Purchase Agreement, dated July 30, 993, by and between National Teachers Life Insurance Company and South Carolina Insurance Company, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
        (10)(10)-5, for the year ended December 31, 1993.

10.3 The Seibels Bruce Group, Inc., Common Stock Warrant, dated February 4, 1993, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
        (10)(9)-3, for the year ended December 31, 1992.

10.4    The Seibels, Bruce & Company Employees' Profit
        Sharing and Savings Plan, dated June 30, 1992, as amended January 4, 1993, incorporated herein by reference to the Annual Report on Form l0-K(10)(9)-9, for the year ended December 31, 1992.

10.5 Stock Purchase Agreement, dated January 29, 1996, by and between the Registrant and Charles H. Powers and Walker S. Powers, and amendment thereto, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.

10.6 Stock Option Agreement, dated January 30, 1996, by and between the Registrant and Charles H. Powers, Walker S. Powers and Rex and Jane Huggins, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted
        May 9, 1996.

10.7 Stock Purchase Agreement, dated March 28, 1996, by and between the Registrant and Fred C. Avent, Frank H. Avent and Pepsico of Florence, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number 333-14123, accession number 0000276380-96-00017, accepted October 15, 1996.

10.8 Stock Purchase Agreement, dated March 28, 1996, by and between the Registrant and Junius DeLeon Finklea, Joseph K. Newsom, Sr., Mark J. Ross, Larry M. Brice,
        J. Howard Stokes, Winston Y. Godwin, IRA and Peter
        D. and Vera C. Hyman, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number 333-14123, accession number 0000276380-96-00017, accepted October 15, 1996.

10.9 The Seibels Bruce Group, Inc. 1996 Stock Option Plan for Employees, dated November 1, 1995, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.

10.10 The Seibels Bruce Group, Inc. 1995 Stock Option Plan for Independent Agents, dated June 14, 1996, incorporated herein by reference to submission DEF 14-
        A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted
        May 9, 1996.

10.11 The Seibels Bruce Group, Inc. 1995 Stock Option Plan for Non-Employee Directors, dated June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted
        May 9, 1996.

10.12   Agreement, dated October 1, 1994, by and between
        Catawba Insurance Company and the South Carolina
        Reinsurance Facility.

10.13   Managing General Agent Agreement, dated January 1,
        1996, by and between Seibels Bruce & Company and
        Agency Specialty of Kentucky, Inc. and Generali - US
        Branch. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.14   Arrangement, dated October 1, 1996, by and between
        Catawba Insurance Company, Kentucky Insurance
        Company and The United States of America Federal
        Emergency Management Agency.

11.1 Statement re Computation of Per Share Earnings for the year ended December 31, 1996.


21.1    Subsidiaries of the Registrant.

23.1    Consent of Arthur Andersen LLP.

27.1    Financial Data Schedule (electronic filing only).

28.1 Schedule P of Annual Report on Form 10-K/405 for the fiscal year ended December 31, 1996, incorporated herein by reference to Form SE, dated March 17, 1997.


 (b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) and (d) Exhibits and Financial Statement Schedules

The applicable exhibits and financial statement schedules are included immediately after the signature pages.

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Numbers 333-14135, 333-15457, 2-70057, 2-83595, 33-
34973, 33-43618, 33-43601, and 2-48782, as amended.

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


The Seibels Bruce Group, Inc.
(Registrant)

Date: March 19, 1997         By  /s/ John C. West
                                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed
below by the following persons on behalf of the registrant and in the capacities and on the dates
indicated.


Date: March 19, 1997         By /s/
                                 John C. West
                                 Chairman of the Board and Director


Date: March 19, 1997        By /s/
                                 Ernst N. Csiszar
                                 President and Director


Date: March 19, 1997         By /s/
                                 John A. Weitzel
                                 Chief Financial Officer and Director


Date:  March 19, 1997        By /s/
                                  Fred H. Avent
                                  Director


Date: March 19, 1997         By /s/
                                 William M. Barilka
                                 Director


Date: March 19, 1997         By /s/
                                 Fred S. Clark
                                 Director


Date: March 19, 1997         By /s/
                                 Albert H. Cox, Jr.
                                 Director


Date: March 19, 1997          By /s/
                                 Claude E. McCain
                                 Director



Date: March 19, 1997          By /s/
                                 Kenneth W. Pavia
                                 Director


Date: March 19, 1997          By /s/
                                  Charles H. Powers
                                  Director


Date: March 19, 1997          By /s/
                                  Walker S. Powers
                                  Director


Date: March 19, 1997          By /s/
                                  John P. Seibels
                                  Director


Date: March 19, 1997          By /s/
                                  George R.P. Walker, Jr.
                                  Director


Date: March 19, 1997          By /s/
                                   Mary M. Gardner
                                   Controller (Principal Accounting Officer)





                        THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                        SCHEDULE I- SUMMARY OF INVESTMENTS OTHER THAN
                                INVESTMENTS IN RELATED PARTIES
                                        As of December 31,
                                          (in thousands)


                                                                    Balance
                                                        Market       Sheet
Type of Investment                            Cost       Value        Value
------------------

Debt securities(1)
------------------

   Bonds and Notes:

     U.S. Government and government
         agencies and authorities         $   40,601    $   40,102   $  40,102

     States, municipalities and
         political subdivisions                  108           115          115
                                             --------       -------     -------
          Total debt securities                40,709       40,217       40,217

Equity securities


   Common stocks:

     Banks, trusts and insurance
         companies                                 17           17            17

   Non redeemable preferred stocks:

     Public utilities                              17           18            18

                                            ---------        -------     -------
          Total equity securities                  34            35          35
                                            ----------       --------    -------
   Other long-term investments                     73            28           28

   Cash and short-term investments              2,664           2,664      2,664


           Total cash and investments      $   43,480       $  42,944   $ 42,944

(1) These debt securities are classified as debt securities available for sale and are valued at market.



            SCHEDULE II- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                        BALANCE SHEETS
                        As of December 31
                (Dollars shown in thousands)

                                                      1996            1995

ASSETS
   Cash                                         $       231       $       37
   Investment in subsidiary companies*                23,409          12,967
   Income tax recoverable from subsidiaries                5              82
   Intercompany recoverables*                            216               -
        Total assets                            $     23,861       $   13,086
LIABILITIES
   Notes payable                                $         -        $    2,476
   Other liabilities (including $172 payable
     to affiliate in 1995)*                               70              423

        Total liabilities                                 70              2,899

SHAREHOLDERS' EQUITY
   Special stock, no par value authorized
     5 million shares  none issued and outstanding             -               -
   Common stock, $1 par value, authorized 50
     million shares, issued and outstanding
     24,672,388 shares (16,772,686 shares in 1995)      24,672          16,773

   Additional paid-in-capital                           35,546          34,080

    Unrealized (loss) gain on investments owned
      by subsidiaries                                   (536)           401
    Accumulated deficit                               (35,891)        ( 41,067)

        Total shareholders' equity                      23,791          10,187

        Total liabilities and shareholders' equity   $  23,861  $       13,086

* Eliminated in consolidation.

The accompanying notes are an integral part of these financial statements.



      SCHEDULE II (CONTINUED)- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                          STATEMENTS OF INCOME /LOSS
                            As of December 31,
                (Dollars shown in thousands, except per share amounts)

                                                 1996    1995    1994

Total revenue                   $       191     $       650     $       8

Expenses:
     Interest                            90              199             111
     Other                               17              851             111

          Total expenses                107             1,050           222

Income (loss) before income taxes
  and  equity in undistributed loss
  of subsidiary                            84              (400)           (222)

Tax benefit                                 (1)             (18)            (41)

Income (loss) before equity in
  undistributed loss of subsidiary          85             (382)           (181)

Equity in undistributed income (loss)
  of subsidiary companies*                  5,091           1,534      (18,893)

Net Income (loss)                   $       5,176   $       1,152   $   (19,074)

Per share & common equivalent share:
     Net income (loss)                 $       0.22    $       0.07    $(1.72)

Pro forma SFAS No. 128 basic earnings
    per share (Note 1):
        Net income (loss)                 $       0.26    $       0.07   $(1.72


*       Eliminated in consolidation

The accompanying notes are an integral part of these financial statements.


  SCHEDULE II (CONTINUED)- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        As of December 31,
                        (Dollars shown in thousands)
                                        1996           1995            1994

Common stock outstanding:
  Beginning of year                     $   16,773   $  14,501       $  7,501
  Stock issued in connection with
    rights offering                             -        2,217           -
  Stock issued to benefit plans,
    agents and others                           15          55           -
  Stock issued in exchange for
    cancellation of note payable                 -          -           7,000
  Stock issued-capital contribution          7,884          -               -

        End of year                     $   24,672    $  16,773      $  14,501

Additional paid-in capital:
  Beginning of year                     $   34,080     $ 30,983      $  27,983
  Stock issued in connection with
    rights offering                          -            3,104           -
  Stock issued to benefit plans,
    agents and others                        10           (7)             -
  Stock issued in exchange for
    cancellation of note payable             -             -             3,000
  Stock issued - capital contribution      1,456           -               -

        End of year                     $  35,546     $ 34,080       $  30,983

Unrealized gain (loss) on securities:
  Beginning of year                     $     401     $ (2,615)      $  2,404
  Change in unrealized gains
    on securities                            (937)        3,016        (5,019)

        End of year                     $    (536)    $     401      $ (2,615)

Accumulated deficit:
  Beginning of year                     $  (41,067)   $  (42,219)    $ (23,145)
  Net income (loss)                         5,176           1,152     (19,074)

        End of year                     $  (35,891)   $   (41,067)   $ (42,219)

           Total shareholders' equity   $  23,791     $    10,187    $   650


The accompany notes are an integral part of these consolidated statement

    SCHEDULE II (CONTINUED)- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                        STATEMENTS OF CASH FLOWS
                        As of December 31,
                        (Dollars shown in thousands)
                                                1996       1995         1994
Cash flows from operating activities:
   Net income (loss)                         $   5,176   $   1,152   $ (19,074)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
       Equity in undistributed income (loss)
        of subsidiary company                   (5,091)      (1,534)    18,893
       Changes in assets and liabilities:
         Income taxes payable to subsidiaries        -          (41)     (41)
         Other (net)                              (476)          513             223

                 Total adjustments               (5,567)      (1,062)         19,075

Net cash provided by (used in) operating
    activities                                    (391)           90              1

Cash flows from investing activities:
  Contribution of capital to subsidiary           (6,288)     (7,400)         -

Cash flows from financing activities:
   Proceeds from stock right offering              -           5,321           -
   Proceeds from stock issued under employee
    benefit plans                                     9           18              -
   Proceeds from repayment of notes payable       (2,476)         2,000           -
   Issuance of stock                               9,340           -               -

Net cash used in financing activities               6,873           7,339           -

Net increase (decrease) in cash                      194             29              1
Cash January 1                                        37              8               7

Cash, December 31                            $       231     $       37      $       8

Supplemental Cash Flow Information:
  Income taxes recovered from a subsidiary      $       77      $       27      $       -
  Interest paid                                        271               -                     -

Noncash financing activities:
  Notes payable exchanged for common stock      $       -       $       -       $       10,000
  Notes payable exchanged for accrued interest          -               37              439
Issuance of common stock as compensation               15               31                      -



The accompanying notes are an integral part of these financial statements.




                        THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                        SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                       (in thousands)


Column A                          Column B      Column C        ColumnD       Column E        ColumnF


                                                Future policy
                                  Deferred      benefits                      Other policy
                                  policy        losses,claims                 claims and
                                  acquisition   and loss        Unearned      beneits         Premium
                                  costs         expenses        premiums      payable         revenue


Segment

Year ended December 31, 1996

Property and casualty insurance    $   -        $   132,152    $   47,498      $      -        $7,186
Credit life insurance                   96              145           194             -           478
Commission and service activities       -             -               -               -               -
Other                                 -               -               -               -               -               -
      Total                       $     96      $   132,297 $       47,692  $       -        $  7,664

Year ended December 31, 1995

Property and casualty insurance   $     -      $    145,523 $       45,369  $       -       $  10,384
Credit life insurance                  293              199            758           -            890
Commission and service activities        -               -               -           -              -
Other                                    -               -               -               -          -
        Total                  $       293     $    145,722 $       46,127  $       -       $  11,274

Year ended December 31, 1994

Property and casualty insurance $       -       $  166,698 $        54,721  $       -       $  14,718
Credit life insurance                 899              206           1,570           -          1,801
Commission and service activities       -               -               -             -             -
Other                                   -               -               -             -             -
        Total                 $       899     $    166,904 $        56,291       $     -    $  16,519

(1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied.

                                          Column G        Column H        Column I        Column J        Column K

                                          Net
                                          investment      Benefits,       Amortization
                                          income (1)      claims,losses   of deferred
                                          and other       and             policy          Other
                                          Interest        settlement      acquisition     operating       Premiums
                                          income          expenses        costs           expenses(1)     written


Segment

Year ended December 31, 1996

Property and casualty insurance           $      482    $  10,980      $  1,580         $    58      $       6,666
Credit life insurance                            270          203          (207)             74
Commission and service activities               3,055           -            -           38,881
Other                                               -           -            -               -
        Total                                   3,807   $  11,183  $      1,373        $ 39,014

Year ended December 31, 1995

Property and casualty insurance          $      699     $  17,618  $       3,188   $       1,680   $       6,046
Credit life insurance                           291           545          (655)              92
Commission and service activities             3,340             -           -             40,996
Other                                             -             -           -
        Total                                $4,330     $  18,163  $       2,533   $      42,768

Year ended December 31, 1994

Property and casualty insurance             $ 2,027     $  36,954  $       5,538   $       9,385   $       14,537
Credit life insurance                           506           770        (1,855)           3,503
Commission and service activities             3,663           -               -           42,334
Other                                         1,988           -               -               -

        Total                              $  6,226     $  37,724   $      3,683        $ 55,222











                        SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                                SCHEDULE IV - REINSURANCE
                                (in thousands)

Column A                          Column B      Column C       Column D      Column E    Column F
                                                Ceded to       Assumed                   Percentage
                                   Gross        other          from other    Net         of amount
                                   Amount*      companies      companies     amount      assumed to net

Year ended December 31, 1996

Credit life insurance in force     $   5,908     $       -     $       -     $   5,908         -%

Premiums:
   Property/casualty insurance     $ 105,212     $ 103,845     $    5,819    $   7,186       81.0%
   Credit life insurance                            265                          (1)                -               266          -
   Accident/health insurance                        211                          (1)                -               212
-
          Total                    $ 105,688 $       103,843 $       5,819   $       7,664


Year ended December 31, 1995

Credit life insurance in force      $    16,717  $       -       $       -       $       16,717          -%


Premiums:
   Property/casualty insurance       $  122,912 $       113,760 $       1,232   $10,384  11.9%
   Credit life insurance                    737                          (4)                -               741          -
   Aaccident/health insurance               147                          (2)                -               149          -

           Total                     $  123,796         $       113,754 $       1,232   $       11,274



Year ended December 31, 1994

Credit life insurance in force       $  39,897  $       -       $       -       $       39,897          -%

Premiums:
   Property/casualty insurance       $  146,481 $       134,038 $       2,275   $14,718          15.5%
        Credit life insurance               968             -               -               968                   -
        Accident/health insurance           832                          (1)                -               833           -
                Total                $  148,281      $       134,037 $       2,275   $       16,519

* Includes amounts written as designated carrier for two state sponsored automobile facilities, a homeowners' residual market and the WYO National Flood Insurance Program




                        THE SEIBELS BRUCE GROUP, INC.
                SCHEDULE V- VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                Balance at
                                beginning                            Balance at
Description                     of year      Additions   Deductions  end of year

Year ended December 31, 1996

Allowance for uncollectable:

  Agents' balances receivable   $   70        $   738      $   139    $  669

  Other receivable              $    79       $     -      $    -     $   79

  Premium notes receivable      $    75       $     -      $    -     $    75


Year ended December 31, 1995

Allowance for uncollectable:

  Agents' balances receivable   $  70        $      -      $       -       $70

  Other receivable              $ 151        $    79       $       151    $ 79

  Premium notes receivable      $ 245    $        -   $   170            $   75

Year ended December 31, 1994

Allowance for uncollectable:

  Agents' balances receivable  $  187         $    48    $  165           $70

  Other receivables             $  151        $   64         64       $   151

  Premium notes receivable      $  418        $   211     $  383         $246

* Includes amounts written as designated carrier for two state-sponsored automobile facilities, a homeowners, residual market and the WYO National Flood Insurance Program.





                        THE SEIBELS BRUCE GROUP, INC.
SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                (in thousands)


Column A                               Column B           Column C         Column D       Column E    Column F   Column G

                                                          Reserves for                                            Net
                                       Deferred           Unpaid Claims    Discount,                              Investment
                                       Policy             and Claim        if any.                                and other
                                       Acquisition        Adjustment       Deducted in    Unearned    Earned      Interest
                                       Costs              Expenses         Column C*      Premiums    Premiums    Income
-------------------------------------------------------------------------------------------------------------------------

Affiliation with Registrant

Company and
  consolidated subsidiaries


Year ended
  December 31, 1996                  $       -          $  132,152          $       -     $  47,498    $  7,186   $  3,537


Year ended
  December 31, 1995                  $       -          $  145,523          $       -     $   45,369   $ 10,384   $  4,039


Year ended
  December 31, 1994                 $       -           $  166,698          $       -     $   54 ,721  $ 14,718  $  5,690






                                       Column H                 Column I             Column J        Column K
                                       Claims and Claim
                                       Incurred Related to      Amortization         Paid Claims
                                       (1)          (2)         of deferred Policy   and Claim
                                        Current     Prior       Acquisition          Adjustment      Premiums
                                        Year        Years       Costs                Expenses        Written


Affiliation with Registrant

Company and
  consolidated subsidiaries

Year ended
  December 31, 1996                  $  9,863       $  1,117    $  1,580              $   24,584     $  6,666


Year ended
  December 31, 1995                  $  14,243      $   3,375   $  3,188              $   34,554     $  6,046


Year ended
  December 31, 1994                  $  19,997      $  16,957   $  5,538              $   77,448      $14,537




* The Company does not discount loss and LAE reserves








                                                        Exhibit 3.1



                        STATE OF SOUTH CAROLINA
                          SECRETARY OF STATE

                        ARTICLES OF AMENDMENT


        Pursuant to Section 3-10-106 of the 1976 South Carolina Code, as amended, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:


1.      The name of the corporation is THE SEIBELS BRUCE GROUP, INC.


2.      On June 28, 1994, the corporation adopted the following
        Amendment(s) of its Articles of Incorporation (Type or attach the complete text of each Amendment):

            That the Articles of Incorporation of The Seibels
            Bruce Group, Inc., be amended by deleting
            Section (e) of Article 9 in its entirety.

3. The manner, if not set forth in the Amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the Amendment shall be effected, is as follows (If not applicable, insert "Not applicable" or "NA"):

                Not applicable

4.      Complete either a or b, whichever is applicable.
        a.      x  Amendment(s) adopted by shareholder action.
        At the date of adoption of the Amendment, the number of outstanding shares of each voting group entitled to vote separately on the Amendment, and the vote of such shares was:



                                                                                         Number of Undisputed(1)
                        Number of       Number of Votes         Number of Votes                Shares Voted
Voting Group     Outstanding Shares    Entitled to be Cast   Represented at the Meeting   For            Against
---------------  ------------------    -------------------   --------------------------  -----------------------
Common Stock         7,500,534             7,500,534                 6,889,435           5,751,094       532,366


(1) Pursuant to Section 33-10-106(6)(i), the corporation can alternatively state the total number of undisputed shares cast for the amendment by each voting group together with a statement that the number of cast votes for the amendment by each voting group was sufficient for approval by that voting group.





        b. ( ) Amendment(s) adopted by the incorporators or board of directors without shareholder approval pursuant to Section 33-6-102(d). 33-10-102 and 33-
                10-105 of the 1976 South Carolina Code, as amended, and shareholder action was not required.

5. Unless a delayed date is specified, the effective date of these Articles of Amendment shall be the date of acceptance for filing by the Secretary of State (See Section 33-1-230(b)):


Date:  June 28, 1994                         The Seibels Bruce Group, Inc.
                                             -----------------------------
                                                (Name of Corporation)

                                          By:/s/ Sterling E. Beale
                                             ---------------------------
                                                  (Signature)
                                            Sterling E. Beale, Chairman of the
                                            Board of Directors and Chief
                                            Executive Officer
                                            -----------------------------
                                                (Name and Office)








                                STATE OF SOUTH CAROLINA
                                   SECRETARY OF STATE

                                ARTICLES OF AMENDMENT


        Pursuant to Section 3-10-106 of the 1976 South Carolina
Code, as amended, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

1.      The name of the corporation is THE SEIBELS BRUCE  GROUP, INC.

2.      On June 13, 1995, the corporation adopted the following
        Amendment(s) of its Articles of Incorporation (Type or attach the complete text of each Amendment):

           That the Articles of Incorporation be amended by deleting Section C of the Addendum dated July 14, 1978 pertaining to indemnification and insurance.

3. The manner, if not set forth in the Amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the Amendment shall be effected, is as follows (If not applicable, insert "Not applicable" or "NA"):

Not applicable

4.      Complete either a or b, whichever is applicable.
        a. x Amendment(s) adopted by shareholder action. At the date of adoption of the Amendment, the number of outstanding shares of each voting group entitled to vote separately on the Amendment, and the vote of such shares was:


                                                                                                Number of Undisputed(1)
                Number of               Number of Votes            Number of Votes                 Shares Voted
Voting Group    Outstanding Shares      Entitled to be Cast     Represented at the Meeting      For          Against
--------------  ------------------      --------------------    --------------------------      -------      --------
Common Stock     16,717,686              16,717,686                 15,203,204                14,910,995      196,795


(1)Pursuant to Section 33-10-106(6)(i), the corporation can alternatively statethe total number of undisputed shares cast for the amendment by each votinggroup together with a statement that the number of cast votes for the amendment by each voting group was sufficient for approval by that voting group.




        b. ( ) Amendment(s) adopted by the incorporators or board of directors without shareholder approval pursuant to Sections 33-6-102(d). 33-10-102 and 33-
                10-105 of the 1976 South Carolina Code, as amended, and shareholder action was not required.

5. Unless a delayed date is specified, the effective date of these Articles of Amendment shall be the date of acceptance for filing by the Secretary of State (See
        Section 33-1-230(b)):


Date:  June 22, 1995                   The Seibels Bruce Group, Inc.
                                       ------------------------------
                                             (Name of Corporation)

                                   By:  /s/ Priscilla C. Brooks
                                       ------------------------------
                                               (Signature)

                                     Priscilla C. Brooks, Corporate Secretary
                                     -----------------------------------
                                           (Name and Office)








                                STATE OF SOUTH CAROLINA
                                   SECRETARY OF STATE

                                ARTICLES OF AMENDMENT


        Pursuant to Section 3-10-106 of the 1976 South Carolina Code, as amended, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

1.      The name of the corporation is THE SEIBELS BRUCE GROUP, INC.

2. On June 14, 1996, the corporation adopted the following Amendment(s) of its Articles of Incorporation (Type or attach the complete text of each Amendment):

             The Articles of Incorporation of The Seibels Bruce Group, Inc., shall be amended so as to increase the maximum authorized common stock of the Company from 25,000,000 shares to 50,000,000 shares at the par value of $1.00 per share.

3. The manner, if not set forth in the Amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the Amendment shall be effected, is as follows (If not applicable, insert "Not applicable" or "NA"):

                Not applicable

4.      Complete either a or b, whichever is applicable.
        a.      x  Amendment(s) adopted by shareholder action.
        At the date of adoption of the Amendment, the number of outstanding shares of each voting group entitled to vote separately on the Amendment, and the vote of such shares was:


                                                                                             Number of Undisputed(1)
                     Number of            Number of Votes        Number of Votes                 Shares Voted
Voting Group    Outstanding Shares      Entitled to be Cast     Represented at the Meeting   For            Against
--------------  ---------------------   --------------------    ---------------------------- ----------    ----------
Common Stock        18,407,686              18,407,686              18,121,847               17,803,657      199,894



(1) Pursuant to Section 33-10-106(6)(i), the corporation can alternatively state the total number of undisputed shares cast for the amendment by each voting group together with a statement that the number of cast votes for the amendment by each voting group was sufficient for approval by that voting group.




        b. ( ) Amendment(s) adopted by the incorporators or board of directors without shareholder approval pursuant to Section 33-6-102(d).
        33-10-102 and 33-10-105 of the 1976 South Carolina Code, as amended, and shareholder action was not required.

5. Unless a delayed date is specified, the effective date of these Articles of Amendment shall be the date of acceptance for filing by the Secretary of State (See Section 33-1-230(b)):

Date:  June 14, 1996                             The Seibels Bruce Group, Inc.
                                                 ------------------------------
                                                        (Name of Corporation)

                                             By:  /s/ Priscilla C. Brooks
                                                 ------------------------------
                                                        (Signature)

                                                   Priscilla C. Brooks
                                                   Corporate Secretary
                                                 -------------------------------
                                                        (Name and Office)







                                                        Exhibit 3.2




                        THE SEIBELS BRUCE GROUP, INC.
                             AMENDMENT OF BYLAWS

                Adopted by the Board of Directors on April 11, 1994
                        Became effective on June 28, 1994


        RESOLVED, that Section 4 of Article 3 be deleted in its entirety.






                         THE SEIBELS BRUCE GROUP, INC.
                            AMENDMENT OF BYLAWS

                Adopted by the Board of Directors on October 14, 1994


        RESOLVED, that Section 1 of Article 4 of the Bylaws be, and hereby is, amended so that, as so amended, it shall read and provide as follows:

                Section 1:  Executive Committee.  The board
                may create an executive committee and appoint three or more members to serve on it. The committee as so constituted shall, except as limited by law or by the board, have and may exercise all of the authority of the board. The directors so appointed shall serve at the pleasure of the board.

        FURTHER RESOLVED, that Subsection (d) of Section 4 of Article 6 of the Bylaws be, and hereby is, amended so that, as so amended, it shall read and provide as follows:

                (d)     Any two or more offices may be held by
                the same person. The chairman shall be elected from among the board of directors.






                        THE SEIBELS BRUCE GROUP, INC.
                            AMENDMENT OF BYLAWS

                Adopted by the Board of Directors on March 7, 1995
                   Approved by the Shareholders on June 13, 1995


        RESOLVED, that Section 6 of Article 8 of the Bylaws of the Company be amended to read as follows:

                Section 6: Indemnification and Insurance. The Company shall indemnify Officers and Directors of the Company and its subsidiaries to the extent permitted by South Carolina law and may insure such persons against liability arising out of or relating to their employment by the Company in an amount and according to such terms as the Board deems prudent.

















                                                Exhibit 11.1



           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

What follows is the calculation of earnings per share as presented in the income statement for the year ended December 31, 1996:

Earnings per share and common equivalent share:

                                          Basic       Primary   Fully - diluted
                                          Earnings    Earnings    Earnings
                                          Per Share   Per Share   Per Share

Net income                                $    5,176   $  5,176   $  5,176
Investment income earned of excess
  funds after repurchase                           -        566        696
Adjusted net income                       $    5,176   $  5,742   $   5,872

Weighted average number of shares
  outstanding                                19,673      19,673     19,673
Common stock equivalents assumed
  exercised                                       -     10,790      10,790
Repurchased shares utilizing APB 15 20%
  threshold                                   -          (4,934)         (4,934)
Adjusted weighted average number of shares
  outstanding                             19,673          25,529          25,529

Earnings per share and common stock
  equivalent                      $       0.26    $       0.22    $       0.23


The calculation of earnings per share for the years ended December 31, 1995 and 1994 are not presented in this exhibit due to the fact that the computation can be clearly determined from the material contained in Item 8. Financial Statements.



                                                             Exhibit 21.1

                        SUBSIDIARIES OF REGISTRANT


The following is a listing of all subsidiaries of The Seibels Bruce Group, Inc. as of December 31, 1996:



Subsidiary                               State or Jurisdiction of Incorporation
-----------

Seibels Bruce & Company                          South Carolina

South Carolina Insurance Company                 South Carolina

Consolidated American Insurance Company          South Carolina

Catawba Insurance Company                        South Carolina

Kentucky Insurance Company                       Kentucky

Agency Specialty of Kentucky, Inc.               Kentucky

Seibels Bruce Specialty, Inc.                    South Carolina

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



                                                        Exhibit 23.1




CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our report dated March 14, 1997, with respect to the consolidated financial statements and schedules of The Seibels Bruce Group, Inc., included in this Annual Report (Form 10-K) for the year ended December 31,
1996 into the Company's previously filed Registration Statements (File S-8 Nos. 333-14135, 333-15457, 2-70057, 2-
83595, 33-34973, 33-43618, 33-43601, and 2-48782).





ARTHUR ANDERSEN LLP



Columbia, South Carolina
March 14, 1997



                                            Exhibit 28.1



(28.1) Information from reports furnished to state insurance regulatory authorities. The attached exhibit includes the Company's Schedule P as prepared for its 1996 Consolidated Annual Statement which will be provided to state regulatory authorities. The schedules have been prepared on a statutory basis.

Schedule P as filed with the Securities and Exchange
Commission has been omitted from this copy. (They are available upon request by writing the address shown on page
1.)





                                                Exhibit 10.14



Federal Emergency Management Agency
Federal Insurance Administration











Financial Assistance/Subsidy Arrangement
(Appendix A - Part 62)



Purpose:
To assist the company in underwriting flood insurance using the Standard Flood Insurance Policy


Accounting Data:
Pursuant to Section 1310 of the Act, a Letter of Credit shall be issued for payment as provided for herein from the National Flood
Insurance Fund


Effective Date:
October 1, 1996


Issued By:
Federal Emergency Management Agency, Federal Insurance
Administration,
Washington, DC 20472


Appendix A of Part 62
Financial Assistance/Subsidy Arrangement

ARTICLE I - FINDINGS, PURPOSE, AND AUTHORITY

Whereas, the Congress in its "Finding and Declaration of Purpose" in the National Flood Insurance Act of 1968, as amended, ("the Act") recognized the benefit of having the National Flood Insurance Program (the Program) "carried out to the maximum extent practicable by the private insurance industry"; and
Whereas, the Federal Insurance Administration (FIA) recognizes this Arrangement as coming under the provisions of
Section 1345 of the Act; and
Whereas, the goal of the FIA is to develop a program with the insurance industry where, over time, some risk-bearing role for the industry will evolve as intended by the Congress
(Section 1304 of the Act); and
Whereas, the insurer (hereinafter the "Company") under this Arrangement shall charge rates established by the FIA; and Whereas, this Arrangement will subsidize all flood policy losses by the Company; and
Whereas, this Financial Assistance/Subsidy Arrangement has been developed to enable any interested qualified insurer to write flood insurance under its own name; and Whereas, one of the primary objectives of the Program is to provide coverage to the maximum number of structures at risk and because the insurance industry has marketing access through its existing facilities not directly available to the FIA, it has been concluded that coverage will be extended to those who would not otherwise be insured under the Program; and Whereas, flood insurance policies issued subject to this Arrangement shall be only that insurance written by the Company in its own name under prescribed policy conditions and pursuant to this Arrangement and the Act; and Whereas, over time, the Program is designed to increase industry participation, and, accordingly, reduce or eliminate
Government as the principal vehicle for delivering flood insurance to the public; and
Whereas, the direct beneficiaries of this Arrangement will be those Company policyholders and applicants for flood insurance who otherwise would not be covered against the peril of flood.
Now, therefore, the parties hereto mutually undertake the following:

ARTICLE II - UNDERTAKINGS OF THE COMPANY

A. In order to be eligible for assistance under this Arrangement the Company shall be responsible for:
        1.0     Policy Administration, including
        1.1     Community Eligibility/Rating Criteria
        1.2     Policyholder Eligibility Determination
        1.3     Policy Issuance
        1.4     Policy Endorsements
        1.5     Policy Cancellations
        1.6     Policy Correspondence
        1.7     Payment of Agents' Commissions
The receipt, recording, control, timely deposit and disbursement of funds in connection with all the foregoing, and correspondence relating to the above in accordance with the Financial Control Plan requirements.

2.0     Claims processing in accordance with general
Company standards and the Financial Control Plan. Other technical and policy material published by FEMA and FIA will also provide guidance to the Company.

3.0     Reports
3.1 Monthly Financial Reporting and Statistical Transaction Reporting shall be in accordance with the requirements of National Flood Insurance Program Transaction Record Reporting and Processing Plan for the Write Your Own
(WYO) Program and the Financial Control Plan for business written under the WYO Program. These data shall be validated/edited/audited in detail and shall be compared and balanced against Company financial reports.

3.2 Monthly financial reporting shall be prepared in accordance with the WYO Accounting Procedures.

B. The Company shall use the following time standards of performance as a guide:
1.0 Application Processing - 15 days (Note: If the policy cannot be mailed due to insufficient or erroneous information or insufficient funds, a request for correction or added monies shall be mailed within 10 days);
        1.1     Renewal Processing - 7 days;
        1.2     Endorsement Processing - 15 days;
        1.3     Cancellation Processing - 15 days;
        1.4 Claims Draft Processing - 7 days from completion of file examination;
1.5 Claims Adjustment - 45 days average from receipt of Notice of Loss (or equivalent) through completion of examination.
1.6 For the elements of work enumerated above, the elapsed time shown is from the date of receipt through the date of mail out. Days means working days, not calendar days.
In addition to the standards for timely performance set forth above, all functions performed by the Company shall be in accordance with the highest reasonably attainable quality standards generally utilized in the insurance and data processing industries.
These standards are for guidance. Although no immediate remedy for failure to meet them is provided under this Arrangement, nevertheless, performance under these standards and the marketing guidelines provided for in Section G. below can be a factor considered by the Federal Insurance
Administrator (the Administrator) in requiring corrective action by the Company, in determining the continuing participation of the Company in the Program, or in taking other action, e.g., limiting the Company's authority to write new business.

C.      To ensure maximum responsiveness to the
National Flood Insurance Program's (NFIP) policyholders following a catastrophic event, e.g., a hurricane, involving insured wind and flood damage to policyholders, the Company shall agree to the adjustment of the combined flood and wind losses utilizing one adjuster under an NFIP-approved Single
Adjuster Program in the following cases and under procedures issued by the Administrator:
1.0 Where the flood and wind coverage is provided by the Company;
2.0 Where the flood coverage is provided by the Company and the wind coverage is provided by a participating
State Property Insurance Plan, Windpool Association, Beach
Plan, Joint Underwriting Association, FAIR Plan, or similar property insurance mechanism; and
3.0 Where the flood coverage is provided by the Company and the wind coverage is provided by another property insurer and the State Insurance Regulator has determined that such property insurer shall, in the interest of consumers, facilitate the adjustment of its wind loss by the adjuster engaged to adjust the flood loss of the Company.

D.      Policy Issuance
1.0 The flood insurance subject to this Arrangement shall be only that insurance written by the Company in its own name pursuant to the Act.
2.0 The Company shall issue policies under the regulations prescribed by the Administrator in accordance with the Act;
3.0 All such policies of insurance shall conform to the regulations prescribed by the Administrator pursuant to the Act, and be issued on a form approved by the Administrator;
4.0 All policies shall be issued in consideration of such premiums and upon such terms and conditions and in such States or areas or subdivisions thereof as may be designated by the Administrator and only where the Company is licensed by State law to engage in the property insurance business;
5.0 The Administrator may require the Company to discontinue issuing policies subject to this Arrangement immediately in the event Congressional authorization or appropriation for the National Flood Insurance Program is withdrawn.

E. The Company shall separate Federal flood insurance funds from all other Company accounts, at a bank or banks of its choosing for the collection, retention and disbursement of Federal funds relating to its obligation under this Arrangement, less the Company's expenses as set forth in Article III, and the operation of the Letter of Credit established pursuant to Article IV All funds not required to meet current expenditures shall be remitted to the United States Treasury, in accordance with the provisions of the WYO Accounting Procedures Manual.

F. The Company shall investigate, adjust, settle and defend all claims or losses arising from policies issued under this Arrangement. Payment of flood insurance claims by the Company shall be binding upon the FIA.

G. The Company shall market flood insurance policies in a manner consistent with the marketing guidelines established by the Federal Insurance Administration.

ARTICLE III - LOSS COSTS, EXPENSES, EXPENSE
REIMBURSEMENT, AND PREMIUM REFUNDS

A. The Company shall be liable for operating, administrative and production expenses, including any State premium taxes, dividends, agent's commissions or any other expense of whatever nature incurred by the Company in the performance of its obligations under this Arrangement but excluding surcharges on flood insurance premium and guaranty fund assessments.

B. The Company shall be entitled to withhold, on a provisional basis, as operating and administrative expenses, including agents' or brokers' commissions, an amount from the Company's written premium on the policies covered by this Arrangement in reimbursement of all of the Company's marketing, operating and administrative expenses, except for allocated and unallocated loss adjustment expenses described in Section C. of this Article, which amount shall be 32.6% of the Company's written premium on the policies covered by this Arrangement. The final amount retained by the Company shall be determined by an increase or decrease depending on the extent to which the Company meets the marketing goals for the 1996-1997 Arrangement year contained in marketing guidelines established pursuant to Article II. G.
The adjustment in the amount retained by the Company shall be made after the end of the 1996-1997 Arrangement year.
Any decrease from 32.6% made as a result of a Company not meeting its marketing goals shall be directly related to the extent to which the Company's goal was not achieved, but shall not exceed two (2) percentage points (providing for a minimum of 30.6%).
The increase, which shall be distributed among the Companies exceeding their marketing goals, shall be drawn from a pool composed of the difference between 32.6% of all WYO
Companies' written premium in Arrangement year 1996-1997 and the total amount, prior to the increase, provided to the Companies on the basis of the extent to which they have met their marketing goals. A distribution formula will be developed and distributed to WYO Companies that will consider the extent to which the Company has exceeded its goal and the size of the Company's book of business in relation to the total number of WYO policies. The amount of any increase shall be paid promptly to the Company after the end of the 1996-1997
Arrangement year.
The Company, with the consent of the Administrator as to terms and costs, shall be entitled to utilize the services of a national rating organization, licensed under state law, to assist the FIA in undertaking and carrying out such studies and investigations on a community or individual risk basis, and in determining more equitable and accurate estimates of flood insurance risk premium rates as authorized under the National
Flood Insurance Act of 1968, as amended. The Company shall be reimbursed in accordance with the provisions of the WYO
Accounting Procedures Manual for the charges or fees for such services.

C. Loss Adjustment Expenses shall be reimbursed as follows:
1. Unallocated loss adjustment shall be an expense reimbursement of 3.3% of the incurred loss (except that it does not include "incurred but not reported").
2. Allocated loss adjustment expense shall be reimbursed to the Company pursuant to a "Fee Schedule" coordinated with the Company and provided by the Administrator.
3. Special allocated loss expenses shall be reimbursed to the Company in accordance with guidelines issued by the Administrator.

D.l.    Loss payments under policies of flood insurance
shall be made by the Company from funds retained in the bank account(s) established under Article II, Section E and, if such funds are depleted, from funds derived by drawing against the Letter of Credit established pursuant to Article IV.
2. Loss payments will include payments as a result of awards or judgments for damages arising under the scope of this Arrangement, policies of flood insurance issued pursuant to this Arrangement, and the claims processing standards and guides set forth at Article II, Section A, 2.0 of this Arrangement.
 Prompt notice of any claim for damages as to claims processing or other matters arising outside the scope of this section (D)(2) shall be sent to the Administrator along with a copy of any material pertinent to the claim for damages arising outside of the scope of the matters set forth in this section (D)(2).
Following receipt of notice of such claim, the General
Counsel (OGC), FEMA, shall review the cause and make a recommendation to FIA as to whether the claim is grounded in actions by the Company that are significantly outside the provisions of this Section (D)(2). After reviewing the General Counsel's recommendation, the Administrator will make his/her decision and the Company will be notified, in writing, within thirty (30) days of the General Counsel's recommendation, if the decision is that any award or judgment for damages arising out of such actions will not be recognized under Article III of this Arrangement as a reimbursable loss cost, expense or expense reimbursement. In the event that the Company wishes to petition for reconsideration of the notification that it will not be reimbursed for the award or judgment made under the above circumstances, it may do so by mailing, within thirty days of the notice declining to recognize any such award or judgment as reimbursable under Article III, a written petition to the Chairman of the WYO Standards Committee established under the Financial Control Plan. The WYO Standards Committee will, then, consider the petition at its next regularly scheduled meeting or at a special meeting called for that purpose by the Chairman and issue a written recommendation to the Administrator, within thirty days of the meeting. The Administrator's final determination will be made, in writing, to the Company within thirty days of the recommendation made by the WYO Standards Committee.

E. Premium refunds to applicants and policyholders required pursuant to rules contained in the National Flood Insurance Program (NFIP) "Flood Insurance Manual" shall be made by the Company from Federal flood insurance funds referred to in Article II, Section E. and, if such funds are depleted, from funds derived by drawing against the Letter of Credit established pursuant to Article IV.

ARTICLE IV - UNDERTAKINGS OF THE
GOVERNMENT

A. Letter(s) of Credit shall be established by the Federal Emergency Management Agency (FEMA) against which the Company may withdraw funds daily, if needed, pursuant to prescribed procedures implemented by FEMA. The amounts of the authorizations will be increased as necessary to meet the obligations of the Company under Article III, Sections C, D, and
E. Request for funds shall be made only when net premium income has been depleted. The timing and amount of cash advances shall be as close as is administratively feasible to the actual disbursements by the recipient organization for allowable Letter of Credit expenses.
Request for payment on Letters of Credit shall not ordinarily be drawn more frequently than daily nor in amounts less than $5,000, and in no case more than $5,000,000 unless so stated on the Letter of Credit. This Letter of Credit may be drawn by the Company for any of the following reasons:
1. Payment of claim as described in Article 111, Section D;
2. Refunds to applicants and policyholders for insurance premium overpayment, or if the application for insurance is rejected or when cancellation or endorsement of a policy results in a premium refund as described in Article III, Section E; and
3.      Allocated and unallocated Loss Adjustment
Expenses as described in Article III, Section C.

B. The FIA shall provide technical assistance to the Company as follows:
1.      The FIA's policy and history concerning
underwriting and claims handling.
2. A mechanism to assist in clarification of coverage and claims questions.
3.      Other assistance as needed.

ARTICLE V - COMMENCEMENT AND TERMINATION

A. Upon signature of authorized officials for both the Company and the FIA, this Arrangement shall be effective for the period October 1 through September 30. The FIA shall provide financial assistance only for policy applications and endorsements accepted by the Company during this period pursuant to the Program's effective date, underwriting and eligibility rules.

B. By June 1, of each year, the FIA shall publish in the Federal Register and make available to the Company the terms for the re-subscription of this Financial
Assistance/Subsidy Arrangement. In the event the Company chooses not to re-subscribe, it shall notify the FIA to that effect by the following July 1.

C. In the event the Company elects not to participate in the Program in any subsequent fiscal year, or the FIA chooses not to renew the Company's participation, the FIA, at its option, may require (1) the continued performance of this entire Arrangement for a period not to exceed one (1) year following the original term of this Arrangement, or any renewal thereof, or
(2) the transfer to the FIA of:
a. All data received, produced, and maintained through the life of the Company's participation in the Program, including certain data, as determined by FIA, in a standard format and medium; and
b. A plan for the orderly transfer to the FIA of any continuing responsibilities in administering the policies issued by the Company under the Program including provisions for coordination assistance; and
c. All claims and policy files, including those pertaining to receipts and disbursements that have occurred during the life of each policy In the event of a transfer of the services provided, the Company shall provide the FIA with a report showing, on a policy basis, any amounts due from or payable to insureds, agents, brokers, and others as of the transition date.

D. Financial assistance under this Arrangement may be canceled by the FIA in its entirety upon 30 days written notice to the Company by certified mail stating one of the following reasons for such cancellation: (1) Fraud or misrepresentation by the Company subsequent to the inception of the contract, or (2) nonpayment to the FIA of any amount due the FIA. Under these very specific conditions, the FIA may require the transfer of data as shown in Section C., above. If transfer is required, the unearned expenses retained by the Company shall be remitted to the FIA. In such event the Government will assume all obligations and liabilities owed to policyholders under such policies arising before and after the date of transfer.

E. In the event the Act is amended, or repealed, or expires, or if the FIA is otherwise without authority to continue the Program, financial assistance under this Arrangement may be canceled for any new or renewal business, but the Arrangement shall continue for policies in force that shall be allowed to run their term under the Arrangement.

F. In the event that the Company is unable to, or otherwise fails to, carry out its obligations under this Arrangement by reason of any order or directive duly issued by the Department of Insurance of any Jurisdiction to which the Company is subject, the Company agrees to transfer, and the Government will accept, any and all WYO policies issued by the Company and in force as of the date of such inability or failure to perform. In such event the Government will assume all obligations and liabilities owed to policyholders under such policies arising before and after the date of transfer and the Company will immediately transfer to the Government all funds in its possession with respect to all such policies transferred and the unearned portion of the Company expenses for operating, administrative and loss adjustment on all such policies.

ARTICLE VI - INFORMATION AND ANNUAL
STATEMENTS

The Company shall furnish to FEMA such summaries and analyses of information including claim file information in its records as may be necessary to carry out the purposes of the National Flood Insurance Act of 1968, as amended, in such form as the FIA, in cooperation with the Company, shall prescribe. The Company shall be a property/casualty insurer domiciled in a State or territory of the United States. Upon request, the Company shall file with the FIA a true and correct copy of the Company's Fire and Casualty Annual Statement, and Insurance Expense Exhibit or amendments thereof, as filed with the State Insurance Authority of the Company's domiciliary State.

ARTICLE VII - CASH MANAGEMENT AND
ACCOUNTING

A. FEMA shall make available to the Company during the entire term of this Arrangement and any continuation period required by FIA pursuant to Article V, Section C , the Letter of Credit provided for in Article IV drawn on a repository bank within the Federal Reserve System upon which the Company may draw for reimbursement of its expenses as set forth in Article IV that exceed net written premiums collected by the Company from the effective date of this Arrangement or continuation period to the date of the draw.

B. The Company shall remit all funds, including interest, not required to meet current expenditures to the United
States Treasury, in accordance with the provisions of the WYO
Accounting Procedures Manual or procedures approved in writing by the FIA.

C. In the event the Company elects not to participate in the Program in any subsequent fiscal year, the Company and FIA shall make a provisional settlement of all amounts due or owing within three months of the termination of this Arrangement. This settlement shall include net premiums collected, funds drawn on the Letter of Credit, and reserves for outstanding claims. The Company and FIA agree to make a final settlement of accounts for all obligations arising from this Arrangement within 18 months of its expiration or termination, except for contingent liabilities that shall be listed by the Company. At the time of final settlement, the balance, if any, due the FIA or the Company shall be remitted by the other immediately and the operating year under this Arrangement shall be closed.

ARTICLE VIII - ARBITRATION

If any misunderstanding or dispute arises between the Company and the FIA with reference to any factual issue under any provisions of this Arrangement or with respect to the FIA's nonrenewal of the Company's participation, other than as to legal liability under or interpretation of the standard flood insurance policy, such misunderstanding or dispute may be submitted to arbitration for a determination that shall be binding upon approval by the FIA. The Company and the FIA may agree on and appoint an arbitrator who shall investigate the subject of the misunderstanding or dispute and make a determination. If the Company and the FIA cannot agree on the appointment of an arbitrator, then two arbitrators shall be appointed, one to be chosen by the Company and one by the FIA.
The two arbitrators so chosen, if they are unable to reach an agreement, shall select a third arbitrator who shall act as umpire, and such umpire's determination shall become final only upon approval by the FIA.
The Company and the FIA shall bear in equal shares all expenses of the arbitration. Findings, proposed awards, and determinations resulting from arbitration proceedings carried out under this section, upon objection by FIA or the Company, shall be inadmissible as evidence in any subsequent proceedings in any court of competent jurisdiction.
This Article shall indefinitely succeed the term of this Arrangement.

ARTICLE IX - ERRORS AND OMISSIONS

The parties shall not be liable to each other for damages caused by ordinary negligence arising out of any transaction or other performance under this Arrangement, nor for any inadvertent delay, error, or omission made in connection with any transaction under this Arrangement, provided that such delay, error, or omission is rectified by the responsible party as soon as possible after discovery.
However, in the event that the Company has made a claim payment to an insured without including a mortgagee (or trustee) of which the Company had actual notice prior to making payment, and subsequently determines that the mortgagee (or trustee) is also entitled to any part of said claim payment, any additional payment shall not be paid by the Company from any portion of the premium and any funds derived from any Federal Letter of Credit deposited in the bank account described in
Article II, section E. In addition, the Company agrees to hold the Federal Government harmless against any claim asserted against the Federal Government by any such mortgagee (or trustee), as described in the preceding sentence, by reason of any claim payment made to any insured under the circumstances described above.

ARTICLE X - OFFICIALS NOT TO BENEFIT

No Member or Delegate to Congress, or Resident
Commissioner, shall be admitted to any share or part of this Arrangement, or to any benefit that may arise therefrom; but this provision shall not be construed to extend to this Arrangement if made with a corporation for its general benefit.

ARTICLE XI - OFFSET

At the settlement of accounts the Company and the FIA shall have, and may exercise, the right to offset any balance or balances, whether on account of premiums, commissions, losses, loss adjustment expenses, salvage, or otherwise due one party to the other, its successors or assigns, hereunder or under any other Arrangements heretofore or hereafter entered into between the Company and the FIA. This right of offset shall not be affected or diminished because of insolvency of the Company.
All debts or credits of the same class, whether liquidated or unliquidated, in favor of or against either party to this Arrangement on the date of entry, or any order of conservation, receivership, or liquidation, shall be deemed to be mutual debts and credits and shall be offset with the balance only to be allowed or paid. No offset shall be allowed where a conservator, receiver, or liquidator has been appointed and where an obligation was purchased by or transferred to a party hereunder to be used as an offset.
Although a claim on the part of either party against the other may be unliquidated or undetermined in amount on the date of the entry of the order, such claim will be regarded as being in existence as of the date of such order and any credits or claims of the same class then in existence and held by the other party may be offset against it.

ARTICLE XII - EQUAL OPPORTUNITY

The Company shall not discriminate against any applicant for insurance because of race, color, religion, sex, age, handicap, marital status, or national origin.

ARTICLE XIII - RESTRICTION ON OTHER FLOOD
INSURANCE

As a condition of entering into this Arrangement, the Company agrees that in any area in which the Administrator authorizes the purchase of flood insurance pursuant to the Program, all flood insurance offered and sold by the Company to persons eligible to buy pursuant to the Program for coverages available under the Program shall be written pursuant to this Arrangement.
However, this restriction applies solely to policies providing only flood insurance. It does not apply to policies provided by the Company of which flood is one of the several perils covered, or where the flood insurance coverage amount is over and above the limits of liability available to the insured under the Program.

ARTICLE XIV - ACCESS TO BOOKS AND RECORDS

The FIA and the Comptroller General of The United
States, or their duly authorized representatives, for the purpose of investigation, audit, and examination shall have access to any books, documents, papers and records of the Company that are pertinent to this Arrangement. The Company shall keep records that fully disclose all matters pertinent to this Arrangement, including premiums and claims paid or payable under policies issued pursuant to this Arrangement. Records of accounts and records relating to financial assistance shall be retained and available for three (3) years after final settlement of accounts, and to financial assistance, three (3) years after final adjustment of such claims. The FIA shall have access to policyholder and claim records at all times for purposes of the review, defense, examination, adjustment, or investigation of any claim under a flood insurance policy subject to this Arrangement.

ARTICLE XV - COMPLIANCE WITH ACT AND
REGULATIONS

This Arrangement and all policies of insurance issued pursuant thereto shall be subject to the provisions of the National Flood Insurance Act of 1968, as amended, the Flood Disaster Protection Act of 1973, as amended, the National
Flood Insurance Reform Act of 1994, and Regulations issued pursuant thereto and all Regulations affecting the work that are issued pursuant thereto, during the term hereof.

ARTICLE XVI - RELATIONSHIP BETWEEN THE
PARTIES (FEDERAL GOVERNMENT AND COMPANY)
AND THE INSURED

Inasmuch as the Federal Government is a guarantor hereunder, the primary relationship between the Company and the Federal Government is one of a fiduciary nature, i.e., to assure that any taxpayer funds are accounted for and appropriately expended.
The Company is not the agent of the Federal
Government. The Company is solely responsible for its obligations to its insured under any flood policy issued pursuant hereto.


Notice of Acceptance Form 1996-1997
Federal Emergency Management Agency
Federal Insurance Administration
Financial Assistance/Subsidy Arrangement (Arrangement)


WHEREAS, in 1996, there was published a Notice of Offer by the Federal Emergency Management Agency to enter into a Financial Assistance/Subsidy Arrangement (hereinafter the Arrangement).

WHEREAS, the above cited Arrangement, as published in an reprinted from the Federal Register, does not provide sufficient space to type in the name of the Company.

WHEREAS, the Arrangement may include several individual companies within a Company Group and the Arrangement as published in and reprinted from the Federal
Register does not provide sufficient space to type in a list of companies.

THEREFORE, the parties hereby agree that this Notice of Acceptance form is incorporated into and is an integral part of the entire Arrangement and is substituted in place of the signature block contained in the Federal Register under Article XVI of the Arrangement. The above mentioned Arrangement is effective in the States in which the insurance company(ies) listed below is (are) duly licensed to engage in the business of property insurance. List all companies covered by this
Arrangement:


        SOUTH CAROLINA INSURANCE COMPANY

        CATAWBA INSURANCE COMPANY

        KENTUCKY INSURANCE COMPANY


        In witness whereof, the parties hereto have accepted this Arrangement on this 15th day of August, 1996.

                                The United States of America
                        Federal Emergency Management Agency
                                                By:  /s/
By:  /s/ Ernst N. Csiszar

Print Name:  Ernst N. Csiszar                   Title: Federal
Insurance Administrator

        Title: President & Chief Executive Officer



                                                       EXHIBIT 10.13



Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.




MANAGING GENERAL AGENCY AGREEMENT


THIS AGREEMENT is effective January 1, 1996 and continues in force until terminated per Agreement and is entered into by and between GENERALI - U.S. BRANCH, hereinafter referred to as "Company" and SEIBELS BRUCE &
COMPANY and AGENCY SPECIALTY OF KENTUCKY,
INC., managing general agent, hereinafter referred to as "Agent".

In consideration of the covenants, conditions and agreements herein contained, the parties hereto agree as follows:

ARTICLE 1

Appointment, Authority and Duties of Agency

1. Company does hereby appoint Agent for the production, underwriting, servicing, and administration of the types, lines, and classes of business outlined in Addendum 1 of this agreement, subject always to the restrictions imposed upon Company and Agent under the insurance laws and regulations of each State, and in accordance with the rates, filings, forms, procedures, and underwriting guidelines governing the acceptance of such business, all as filed, directed, and promulgated by the Company from time to time.

2. Agent is authorized by Company to solicit, underwrite, and bind coverages authorized herein and in accordance with Addendum 1; to exercise underwriting judgment and accept or reject insurance applications in accordance with the Company's underwriting guidelines; to assemble, type and otherwise prepare policies, to make proper arrangements for the countersigning of all policies where required; to issue policies and endorsements on forms approved by the Company; utilizing rates filed or authorized by the Company; to price and rate individual risks in accordance with the Company's authorization and underwriting guidelines and the Company's filed rates; the Agent will on behalf of the Company, prepare and make all rate and policy filings with the appropriate regulatory bodies, to cancel such policies subject to and in compliance with applicable laws and regulations, and give notice of cancellation and any required notice of non-renewal to all parties entitled; to bill for and collect insurance premiums, hold them in a fiduciary capacity in a bank which is a member of the Federal Reserve
System for the Company; and to report upon and remit premiums to the Company; to calculate and refund return premium; to handle claims arising under such insurance; and to otherwise administer upon and service such business; and Agent agrees to pay and perform the same faithfully and diligently, to the best of its knowledge, skill, and judgment, and to comply promptly with instructions pertaining thereto received from the Company during the period of this Agreement.

3. Agent shall be responsible for all policies entrusted to it by Company, whether issued or not, and shall issue policies only in numerical sequence. Agent shall not release blank policies without the prior written approval of Company. Agent shall maintain all voided policies on behalf of the Company.

4. Agent is authorized to conduct its operations on behalf of the Company only in the states and to bind insurance only of insureds and risks that are located in states listed in Addendum
1.

5. Agent agrees that all Commercial Lines business written will be on behalf of Generali-US Branch and Agent will not write such business for or on behalf of any other company unless declined by the Company in the territories specified in Addendum #1 without prior written approval.

6. Company and Agent agree to a mutually exclusive arrangement for all commercial lines business in the territories specified in Addendum #1 for a period of five (5) years commencing with inception of this Agreement. Company has the right to approve any carrier contracted by the agent for non-competing commercial business.

7. Agent agrees that if Agent appoints sub-producers on behalf of the Company, Agent shall do so only under a written sub-producer agreement, the form of which has been approved in writing by the Company (refer to Addendum #3). Such agreement shall contain a warranty that the sub-producer and any employee authorized to solicit or bind insurance possesses errors and omission insurance, a valid agent's license in such jurisdiction in which he is being authorized to write, and that such licenses are not now and have never been the subject of any disciplinary action, and that the sub-producer and such employees are not restricted or prohibited in any manner from acting under the sub-producer agreement. Agent agrees to notify the Company of the names of the sub-producers the Agent appoints promptly upon such appointment by Agent. Any sub-producer so appointed shall only be authorized to conduct its operations in the states authorized in Addendum 1 on risks located in as per Addendum 1. The Agent is solely responsible for payment of all commissions due to sub-producers and any countersignature fees as may be due.

8. Agent shall not make any representation to any agent, broker, producer, applicant or insured regarding coverage under policies issued or to be issued hereunder which is inconsistent with the actual terms and conditions of such policies.

9. Agent shall maintain a staff of professional, competent and trained personnel, supplies and equipment for the purpose of performing its duties hereunder and shall use its best efforts to serve the Company faithfully, to promote and safeguard the best interests of the Company and to perform all acts necessary to ensure the efficient, profitable, and proper conduct of the subject business on behalf of the Company.

10. Agent agrees that as a result of a transfer of ownership to an unaffiliated Company representing more than 50% of the outstanding shares of Seibels Bruce & Company, Company has the right to purchase the book of business or cancel this Agreement in compliance with state insurance regulations.
Should the right to purchase the existing book of business be invoked, Company shall submit a proposed purchase price. In the event agreement between Company and Agent cannot be reached, within 30 days from the Company invoking the right of purchase, a mutually agreed upon independent party shall be appointed to determine the purchase price. In the event that the parties do not agree with the purchase price established by the independent party, then agreement may be canceled in compliance with Article IX - Termination.

11. If Agent is declared financially insolvent, impaired or placed in rehabilitation by any Insurance Department or regulatory authority, ownership of the commercial book of business described in Addendum #1 shall immediately transfer to the Company at no cost.

ARTICLE II

Premium Liability and Accounting

1. Agent shall account for and be liable to Company for all written premiums owed to Company by insureds on business produced under this Agreement.

2. All premiums collected by Agent on business produced hereunder, net of commissions allowed in accordance with Addendum 2 to this Agreement, are the property of the Company and shall be immediately deposited and held by Agent as trustee for the Company in a fiduciary account until remitted to the Company as set forth in Provision 3 of this Article II. Interest bearing accounts are permitted; and all interest earned as result of Agent holding funds as trustee for the Company shall be property of Agent.

3. Within thirty (30) days after the close of each month the Agent shall render the monthly account current specified in
Article IV, and the balance due thereunder whether or not collected by Agent shall be payable by Agent within sixty (60) days after the close of the month reported.

4. If an insured under a policy written by Agent shall be entitled to the return of premium because of policy cancellation or for any other reason, the Agent shall in the next account return to Company the pro rata portion of the commissions applicable to such return premium at the same rate originally retained by or paid to Agent; provided, however, that if the premium return becomes due before the Agent has remitted the premium to Company, Agent shall return the premium, including the pro rata portion of the commissions, to the policyholder.

5. Premium taxes due on premium written under this Contract shall be the responsibility of the Company, however, Agent will likewise be responsible for any premium tax liability incurred arising from fees, etc., which are retained by Agent.

ARTICLE III

Claims Handling

1. The Agent shall be designated the Company's claims representative for the business written under this Agreement. Subject to criteria established by the Company and revised on an on-going basis, the Agent shall report to Company all claims which arise from business written hereunder. The Agent will promptly upon receipt of such notice or information however obtained or received, forward to the Company immediately all letters, legal documents, or other written information received pertaining thereto and, upon the request of the Company, shall give to the Company further details of any claim.

2. Subject to Paragraph 3 of this Article, Agent will act as the Company's designated claims representative for the monitoring, supervision, reporting and handling of all claims arising out of policies issued by Agent hereunder.

3. Agent shall handle claims on behalf of the Company pursuant to the following general terms and conditions:

a. Subject to subparts (b) (c) (d) (e) and (f) of this provision 3, Agent will diligently pursue and supervise investigation, appraisal, adjustment and secure all rights of salvage and subrogation or other recovery arising under such claims. All salvage and subrogation funds received by Agent shall be remitted to Company in the very next premium remittance to the Company. All adjusters will be licensed where so required by law.

b. In the course of such duties, Agent will (1) conduct an investigation of each reported claim; (2) record and report each claim promptly to the Company with a recommended reserve;
(3) maintain a file for each reported claim, which shall be available for inspection, review and/or copying by the Company or its duly authorized representatives; (4) perform reasonable and necessary administrative and clerical work in connection with reported claims which, subject to subparts (c) and (e) of this provision 3, shall include preparation of drafts and vouchers, compromises, releases, agreements and any other documents reasonably necessary to finalize a claim; (5) provide to the Company ongoing review and updating of recommended reserves to include any changes; (6) coordinate investigated or litigated claims with counsel on the negotiation of claims settlement; (7) record and report promptly to the Company each loss and allocated loss expense payment, utilizing Company claims drafts and coding procedures; (8) consult with the Company on sensitive claims; (9) periodically review the development of its claims handling procedures with the Company or its duly authorized representatives to identify problems and recommended corrective action; and (10) exercise reasonable care at all times in the performance of its duties hereunder.

c. Agent will comply with limitations described in Addendum 1 of this Agreement on the amount of Agent's draft authority, and obtain prior Company written approval for payments exceeding such authority.

d. Agent will report as soon as practical to Company: (1) All reports of serious injury, including but not limited to fatalities, burns, amputations, paraplegia, quadriplegia , brain stem injury, etc. (2) all claims in which suit has been or is expected to be filed, (3) all Insurance Department complaints,
(4) matters involving questions of policy coverage, and (5) matters involving Reservation of Rights.

e. Company shall have the unqualified right to specify, approve or disapprove counsel and independent adjusters that Agent is or is not allowed to use for business written on behalf of Company and to place limitations on the amount of work assigned to each. The Company shall be the sole and final judge of the acceptability of any denial of, or any compromise or settlement involving, or coverage issue, or outstanding reserve with respect to any claim.

f. Legal Counsel for the Company involving matters arising out of the policies of insurance written pursuant to this Agreement will be selected by the Agent subject to approval by the Company. The expense related to litigation and legal representation shall be borne by the Company.

4. Company may conduct claim audits from time to time, with the full cooperation of Agent.

5. Company will promptly provide Agent with drafts with which Agent shall pay claims on its behalf consistent with authority extended in Addendum I.

6. Any claim file open after six (6) months shall have pertinent portions sufficient to evaluate exposure copied and sent to the Company.

ARTICLE IV

Records and Reporting

1. The agent shall maintain a complete record of all transactions involving the interests of the Company and its policyholders, including, but not limited to, copies of policies and endorsements, billing and accounting transactions, and notices of all claims or occurrences representing potential claims. Upon request Agent shall provide copy of any and all records requested by Company.

2. Agent will report to Company, in accordance with Company's instructions, as expeditiously as practicable, all risks bound and policies issued with Company, and all endorsements, cancellations, renewals and similar actions that affect or change a risk previously bound with Company.

3. Agent shall assist Company in monitoring, recording, and reporting the business underwritten for Company by Agent.
Within thirty (30) days after the end of each month, Agent will furnish the company with the following reports:

A. MONTHLY:

1)      Accounts current consisting of:
        A) Total written premiums, being: gross premiums less return premium.
        B)      Total commissions paid to Agent.
        C)      Facultative premiums.
        D)      Facultative commissions.
        E) Non-premium fees collected by Agent; such as policy fees (Kentucky Surcharge Tax, Kentucky
Municipal Licenses Taxes, etc.)
        F) The paid amount of surveys and underwriting reports exceeding $10,000 per month.
        G)      Balance due being: (A) - (B) - (C) + (D) + (E) -
(F).
        H) Losses (claims) and Allocated Loss Adjustment expenses paid during month.

2) Reserve for losses outstanding and allocated loss adjustment expense reserve at the end of the month.

3)      Reserve for unearned premium at end of month.

B)      IN ADDITION TO THE MONTHLY REPORTS AS
DESCRIBED:

1. The Agent in a timely manner will provide the Company with data of the policies and claims which will provide the necessary information for the Company to record the data correctly on its books as required by the National Association of Insurance Commissioners and/or state insurance departments
(NAIC Annual Statement). The Company may request the Agent to provide a report of premiums in force by policy number, effective date, and policy term.

2. Upon request by the Company, Agent will provide the Company with (1) additional analysis, reports and services, and
(2) narrative and analytical reports of major and litigated claims. Agent shall, in addition, provide the Company with an annual loss analysis by underwriting year and claims register providing date of loss, individual claim paid loss and LAE and change in outstanding loss and LAE information on a claim-by-claim basis as well as open and closed claim count data as required for Schedule P filings. Such information shall be made available to the Company on diskette.

3.      The monthly premium and loss reports referred to in
Article IV(A) shall be reported in underwriting year format.

4. The Agent, at the Company's request, will provide premium and loss data in a format that will allow the Company to report premium and loss data to its reinsurers.

ARTICLE V

Indemnity

1. Agent hereby agrees to fully indemnify, defend, and save harmless the Company and its directors, officers and employees of and from any and all claims, demands, suits, fines and penalties, expenses, costs and attorney's fees, made or assessed against or incurred by the Company or the officers, directors, or affiliates of the Company, that may arise by reason of any act, error, or omission of or any misrepresentation by Agent, its officers or employees.

2. Company hereby agrees to fully indemnify, defend, and save harmless the Agent and its Directors, officers and employees of and from any and all claims, demands, suits, fines and penalties, expenses, costs and attorney's fees, made or assessed against or incurred by the Agent or the officers, directors or affiliates of the Agent, that may arise by reason of any act, error, or omission of or any misrepresentation by Company, its officers or employees.

3. Promptly after receipt by a party (the "indemnified party") of notice of any claim or other matter (the "Claim") in respect of which the indemnified party may seek indemnification from the other party hereto (the "indemnifying party") pursuant to this Article V, the indemnified party shall notify the indemnifying party of the Claim, and shall thereafter promptly convey all further communications and information in respect thereof to the indemnifying party. The indemnifying party shall, if it so elects, have sole control at its own expense over the contest, settlement, adjustment or compromise (the
"Resolution") of the Claim in respect of which this Article V requires it to indemnify the indemnified party, and the indemnified party shall cooperate with the reasonable requests of the indemnifying party in connection with the Resolution; provided, however, that (i) the indemnified party may, if it so elects, employ counsel at its own expense to assist in the handling of such claim, action, suit or proceeding, and (ii) the indemnified party's consent must be obtained before entering into any settlement, adjustment or compromise of the claim, if pursuant thereto or as a result thereof injunctive relief or criminal sanctions would be imposed upon the indemnified party.

ARTICLE VI

Auditing

1       As respects business subject to this Agreement,
Company or its duly authorized representatives shall have the continuing right to conduct audits of any and every aspect of Agent's operations and accounts which pertain to this Agreement, at any time and from time to time, during normal business hours. Agent shall in all things cooperate and render assistance in such examination. Agent shall make copies of any such books, accounts, and records and shall furnish them to Company, as may be reasonably requested by Company. Agent will provide suitable office space for a representatives of the Company in carrying out inspections and audits.

ARTICLE VII

Observance of Insurance Laws and Licensing

1. Agent warrants and agrees that it shall have or obtain, prior to solicitation or acceptance of any business on behalf of the Company, a license as agent, where required, in such jurisdictions Agent has been authorized to write on behalf of the Company. Agent represents that such licenses are not now and have never been the subject of any disciplinary action, and that it is not restricted or prohibited in any manner from acting hereunder.

2. Agent undertakes to observe and comply with all applicable state laws regarding licensing of Agent and sub-producers and the performance of all duties hereunder, and to pay all costs relating thereto. Agent also agrees to be solely responsible for compliance by all its sub-producers with all applicable laws and regulations.

3. In the event Agent is notified that its license or authorization to engage in the insurance business has been or is threatened to be revoked or suspended by any State Insurance Department or other public authority, Agent shall thereupon immediately notify Company and cease and desist from binding or issuing any further insurance coverage under this Agreement in the affected State or jurisdiction, but shall continue to provide all other services aforesaid on business produced prior thereto. Agent shall then take all necessary action required to fully restore its license or authorization. Agent should also notify the Company whenever it receives notice of any regulatory action or sanction charged against the Company or becomes apprised of any claims asserted by any third party against either party to this Agreement.

4. Company reserves the right to prior approval of all rates and forms. Company may, at its discretion, authorize Agent to make filings of rates and forms on its behalf.

5. Upon request of Company, Agent shall make filings and secure approval of all rates, rules and forms that are required by and are in conformity with applicable laws and regulations and shall promptly reimburse the Company upon demand for any fines, penalties, charges or assessments levied against the Company for not using approved filings, forms or rates. In the event fines and penalties are assessed as a result of market conduct examinations, Agent shall indemnify Company for 50% of such fines or penalties within thirty (30) days after notification of such fines and penalties.

ARTICLE VIII

Ownership of Records and Supplies

1. In the event of termination of this Agreement, the use and control of policy expirations and renewals shall remain the property of the Agent and be left in its possession; provided, however, that if Agent has not accounted for and paid to Company all monies owed Company, in accordance with the terms of this agreement, then the records of the Agent and the use and control of policy expirations and renewals shall vest in the Company and shall be forwarded to the Company immediately upon written request therefor.

2. All policy forms, records, and other like supplies furnished by the Company to Agent shall remain the property of the Company and shall be returned immediately upon request.
Upon termination of this Agreement or the Agent's authority hereunder, the Agent, shall immediately return all such property to the Company or to its designated representative.

3. Ownership of all claim files, notices, etc. shall be vested in the Company. Agent shall be custodian of such records and shall send to Company all such records as directed. The Agent shall have access to all claim files sent to the Company.

ARTICLE IX

Termination

1. Irrespective of Article I, Paragraph 6, either party has the privilege to terminate this agreement at will, with or without cause, at any time upon the expiration of at least ONE
HUNDRED EIGHTY (180) days from the date of mailing of written notice sent by prepaid registered or certified mail to the other party.

2. In the event of a breach of any duty or obligation under this Agreement by either party, the other party may, at its sole election, terminate this Agreement by written notice sent at least fourteen (14) days prior to the termination date stated in the notice. Said notice shall be conveyed by prepaid certified or registered mail to the other party. Upon such termination, notwithstanding clause 4 of Article II, Agent shall immediately remit to Company all premiums collected by Agent on behalf of Company, and all other premiums owed to Company by insureds on business produced under this Agreement.

3. In the event that the license or authorization of either party is revoked or suspended as described in clause 3 of
Article VII, and, for any reason, that party fails to restore its license or authorization within thirty (30) days from the date of notification to such party of the revocation or suspension, this Agreement shall be automatically terminated, without notice.

4. This Agreement shall be automatically terminated, without notice in the event either party files a petition in bankruptcy or becomes insolvent, or makes an assignment for the benefit of creditors, or in the event either party is placed into bankruptcy involuntarily.

5a.     Upon any termination of this Agreement, the Agent shall
cease and desist from binding or issuing any further insurance coverage under this Agreement, but shall continue to provide all other services described in this Agreement on business produced prior to termination of this Agreement, until all such obligations on the part of Agent shall have been fully satisfied.

5b.     Any termination of this Agreement shall not affect the
rights and obligations of the parties hereto as to transactions or acts done by either party prior to the effective date of termination.

5c.     The Agent will handle, to conclusion, the run-off of:

        (1)     Any administrative duties and

        (2) Final resolution of any open or subsequently reported claims on policies issued during the term of this Agreement relating thereto.

6. In the event that Agent refuses to provide such services as set forth in paragraph 5c or in the opinion of the Company, is unable to provide such services, the Company may provide such services itself or arrange to have such services provided by others and the expense thereof shall be borne by Agent. Agent shall, in such event, promptly return to the Company all records pertaining to claims then being handled by it, and shall assist the Company in all ways possible to ensure a smooth transfer of files in its possession relating to such claims, it being expressly understood that on termination of this Agreement, or upon suspension of Agent's duties hereunder, any and all claims files shall be and remain the property of the Company.

ARTICLE X

Confidentiality

1. Any reports, information and data obtained by, given to, or prepared or assembled by the parties under this Agreement, or by reason of or relating to the transactions contemplated by this Agreement, shall not be made available at any time by either party, to or for the benefit of any corporation, individual or entity whatsoever, without the express prior written consent and approval of the other party, except as required by applicable law or in connection with any inquiry or examination by any proper governmental authority. Such approval will not be unreasonably withheld by the Company.

2. Each party to this Agreement shall take all reasonable steps to maintain the confidentiality of information and reports regarding the business written under this Agreement or any of the transactions contemplated hereunder.

3. At the request of either party, the other party shall cause its officers and employees to enter into confidentiality agreements to protect the confidentiality of the undertakings hereunder.

ARTICLE XI

E & 0 Insurance

Agent shall be required to maintain at all times Errors and omissions Insurance with a Minimum Limit of $5,000,000. A copy of the policy evidencing that Errors and Omissions insurance is in force shall be provided to the Company at each renewal. The insurance shall continue to be maintained until Agent has fully satisfied all of its obligations under this Agreement.

ARTICLE XII

Cancellation of Insurance

1. Nothing in the Agreement shall be construed as limiting or restricting the right of the Company to reject, cancel or non-renew or cause agent to reject, cancel or non-renew any risk or any binder, policy or other contract of insurance issued under this Agreement in accordance with the cancellation provision of such binder, policy or contract and any applicable law.

2       Agent agrees to promptly non-renew or cancel, at the
direction of Company, such insurance. Agent agrees not to initiate arbitrary cancellations or non-renewals of policies of insurance. In the event of non-payment of premium, Agent is authorized and agrees to cancel or non-renew without awaiting direction from the Company.

ARTICLE XIII

Independent Contractors

Agent is an independent contractor and not an employee of the Company. The Company, therefore, shall not be responsible for expenses of Agent such as rent, transportation, postage, countersignature fees, or any other expenses, except as otherwise agreed herein. In addition, Agent shall be responsible for all salaries and other related labor costs and Social Security obligations of its personnel whether or not related to the Company's business. Furthermore, it is expressly understood by the parties hereto that the relationship existing between the Company and Agent under this Agreement constitutes Agent as the Company's proxy or representative only in connection with the services or transactions set forth in this Agreement and directly related to the Agent's functions under this Agreement. Therefore, Agent is not authorized to undertake or create any obligation, responsibility or commitment with or to third parties on behalf of the Company except in connection with the services stated in this Agreement, and the Agent undertakes not to perform any action which might lead to a misinterpretation by third parties of the scope of the relationships created hereunder.

ARTICLE XIV

Addresses

1. All notices, requests, demands and other communications under this Agreement or in connection therewith shall be given or made as follows:

        a.      If to the Company:

        PRESIDENT
        GENERALI - U.S. BRANCH
        ONE LIBERTY PLAZA
        NEW YORK, NEW YORK  10006

        b.      If to Agent:

        PRESIDENT
        SEIBELS, BRUCE & COMPANY
        P.O. BOX ONE
        COLUMBIA, SOUTH CAROLINA  29202

2. Any notice or communication required or permitted to be given in terms of this Agreement shall be valid and effective only if in writing.

3. Either party may by written notice to the other sent by prepaid registered mail change its address to another physical address provided that change of address shall only become effective on the seventh day after dispatch of the notice.

4. Any notice or communication sent pursuant to this Agreement shall be deemed to have been received within ten
(10) days of the date of posting.

ARTICLE XV

Arbitration

1. In the event of any dispute or difference of opinion hereafter arising with respect to the rights and obligations of the parties under this Agreement, it is hereby mutually agreed that such dispute or difference of opinion shall be submitted to arbitration and that arbitration shall be the exclusive remedy for resolution of such dispute.

2. The arbitration process shall begin upon written demand being served by one party upon the other to choose an arbitrator.
 Within thirty (30) days after service of said demand, one arbiter shall be chosen by the Company, the other by Agent, and an umpire shall be chosen by the arbiters before they enter upon arbitration, all of whom shall be active or retired disinterested insurance executive officers. In the event that either party should fail to choose an arbiter within thirty (30) days following receipt of written demand from the other party requesting it to do so, the requesting party may nominate two arbiters. In the event the arbiters do not agree on selection of the umpire within 30 days after both are named, the Company or Agent shall petition the American Arbitration Association to select the umpire.

3. The petitioning party shall present its case to the arbiters within thirty (30) days following the date of appointment of the umpire. The arbiters shall consider this agreement as an honorable engagement rather than merely as a legal obligation and they are relieved of all judicial formalities and may abstain from following the strict rules of the law. The arbiters shall prepare a written decision which shall be final and binding on both parties, but failing to agree, they shall call in the umpire and a written decision of the majority shall be final and binding upon both parties. Judgment upon the final written decision of the arbiters may be entered in any court of competent jurisdiction.

4. Each party shall bear the expense of its own arbiter, and shall jointly and equally bear with the other the expense of the umpire and of the arbitration. In the event that the two arbiters are chosen by one party, as above provided, the expense of the arbiters, the umpire and arbitration shall be equally divided between the two parties.

5. Any arbitration proceedings shall take place at a location mutually agreed upon by the parties to this Agreement. If the parties to this Agreement fail to agree upon a location, such arbitration proceedings shall take place in New York, New York.

ARTICLE XVI

Reinsurance

The Agent is prohibited from purchasing reinsurance of any kind for or on behalf of the Company except as provided for and approved by the Company as discussed in the Underwriting
Guide.

ARTICLE XVII

Miscellaneous Provision

1. This Agreement shall be governed by and interpreted according to the laws of the State of New York and parties agree to submit themselves to the jurisdiction of any competent
New York Court, both State and Federal. The concession of jurisdiction shall not affect the obligation to arbitrate pursuant to
Article XV.

2. This instrument embodies the final, complete and entire agreement between the parties. No other representation, understandings or agreements have been made or relied upon in the making of this Agreement other than those specifically set forth or referred to herein.

3. Any alterations, modifications, amendments, variations or additions to this Agreement shall only be valid if in writing and executed with the same formalities as this instrument.

4. The failure of either party to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of such provisions, nor in any way to affect the validity of this Agreement, or any part thereof, or the rights of either party to thereafter enforce each and every such provision.

5. This Agreement shall not be assigned, delegated, sub-delegated, charged or otherwise disposed of by either party hereto without the express written consent of the other.

6. The captions of the various sections of this Agreement shall not be deemed to be a part of this Agreement and shall not be construed in any way to limit the content thereof, but are inserted herein only for reference and the convenience of the parties.

7. Agent shall not use any advertising or promotional material referring to Company, or identifying any insurance that could be written by Agent pursuant to the terms of this Agreement, without the prior written approval of Company.
Such approval shall not in any event be construed as charging or binding Company to bear any part of the cost or expenses thereof. Agent shall not issue or circulate any illustration, circular, statement or memorandum of any sort misrepresenting the terms, conditions, benefits, or advantages of any policy issued by Company, or make any misleading statement as to the financial security or condition of Company. Notwithstanding any other provision in this Agreement, Company may, at its sole option, at any time, and from time to time, apply any sums due Agent hereunder against any Payment due whatsoever of Agent to Company under this Agreement.

8. Agent has no authority to, nor shall it represent itself as having authority to, nor shall it do any of the following:

a.      Waive a forfeiture.

b.      Waive premium payment.

c. Extend the time for the payment of premiums or other monies due Company, except for premium payment plans offered in the normal course of business.

d. Institute, prosecute, or maintain any legal proceedings in connection with any matter pertaining to Company's business, other than, and with prior written approval of Company, the institution, prosecution, and maintenance of legal proceedings for the collection of premiums due on policies issued hereunder or recoveries on claims.

e. Hold itself out as an agent of Company in any other manner, or for any other purpose, than is specifically prescribed in this Agreement; or

f. Make any representation, pledge the credit of or create any obligation on behalf of the Company other than as specifically prescribed in this Agreement.

9.      Agent shall immediately:

a. Forward to Company any legal process or notice served on Agent in a suit or proceeding against Company;

b. Notify Company of any change in the ownership of shares of stock of Agent or if the disposition of any substantial portion of the assets of Agent.

10. If any provision of this Agreement shall contravene or be invalid under the laws of the United States or the state in which enforcement is sought, it is agreed that such provision shall not invalidate the whole Agreement but the Agreement shall be construed as if not containing the particular provision or provisions held to be invalid.

11. Except as specified in Addendum #2, referring to termination and withholding of additional contingent commission due agent, the Company and/or Agent may exercise the right of offset to settle balances due the other.

Integration Clause

This Agreement embodies the entire Agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof and no party hereto has made any representation, warranty or covenant in connection with the matters set forth herein except as expressly stated herein. All the terms of this Agreement shall be binding upon the successors and assigns of the parties hereto and shall inure to the benefit of and be enforceable by the parties hereto, their successors and assigns; provided however, that this Agreement may not be assigned by any party hereto without the prior written consent of the other; and that this Agreement may not be amended orally, but only in writing signed by both parties.

IN WITNESS WHEREOF, the Company and the Agent have executed this Agreement.


GENERALI - U.S. BRANCH          SEIBELS, BRUCE AND
COMPANY/
        AGENCY
SPECIALTY OF KENTUCKY,
INC.


BY:  /s/ John DeGregoria                        BY:  /s/ Ernst N.
Csiszar


DATE:  February 2               1996            DATE:  March 20
                1996

WITNESS:                                        WITNESS:


BY:  /s/                                        BY:  /s/ Priscilla
C. Brooks

DATE:  February 2, 1996            DATE:  March 20, 1996


ADDENDUM NO. 1


This addendum is attached to and made a part of the Agency
Agreement by and between the GENERALI - U.S. BRANCH, hereinafter referred to as "Company" and SEIBELS BRUCE &
COMPANY and AGENCY SPECIALTY OF KENTUCKY,
INC., managing general agent, hereinafter referred to as "Agent" being effective January 1, 1996.

The purpose of this addendum is to summarize the marketing and underwriting authorization granted by the Company to the Agent.
 The Company's underwriting guidelines are incorporated by reference herein. THIS AUTHORIZATION SO GIVEN IS
SUBJECT TO AND LIMITED BY THE COMPANY'S
LATEST UNDERWRITING GUIDELINES AND ANY
AMENDMENTS THERETO, THESE GUIDELINES AND
AMENDMENTS, IF ANY, HAVING BEEN RECEIVED AND
ACKNOWLEDGED BY AN OFFICER OF THE AGENT.

A)      Territory

        The Agent is authorized to market and underwrite commercial insurance products on behalf of the Company in the states of (CONFIDENTIAL TREATMENT REQUESTED)

B)      Products

        The Agent is authorized to market and underwrite on behalf of the Company the following commercial insurance policies:

        Businessowners
        Commercial Automobile
        Commercial Fire
        Commercial Package
        Commercial Umbrella
        Crime
        Fidelity
        Garage
        General Liability
        Glass
        Inland Marine
        Mine Subsidence

C)      Maximum Policy Limits

        The Agent is authorized to market and underwrite on behalf of the Company up to a maximum policy limit of (CONFIDENTIAL TREATMENT REQUESTED) for commercial property coverage and (CONFIDENTIAL TREATMENT REQUESTED) for commercial casualty coverage.

D)      Catastrophe Caps

        The Agent is authorized to market and underwrite on behalf of the Company the following maximum aggregate exposure for loss due to windstorm.

        In no event shall the Company's Total Insured Value property exposure in any one three-digit coastal zip code, in the states of (CONFIDENTIAL TREATMENT REQUESTED)
, exceed a (CONFIDENTIAL TREATMENT REQUESTED) maximum aggregate.

        Coastal zip codes as used herein shall mean the following three-digit zip codes:

(CONFIDENTIAL TREATMENT REQUESTED)


        It is further understood and agreed that in no event shall the Company's Total Insured Value property exposure in any one three-digit inland zip code, in the states of (CONFIDENTIAL TREATMENT REQUESTED), exceed a
(CONFIDENTIAL TREATMENT REQUESTED) maximum aggregate.

E)      Draft Authority

        The Agent is authorized to settle up to a maximum of (CONFIDENTIAL TREATMENT REQUESTED) per claim, to issue drafts payable on the Company's draft account, provided that such authority shall be solely for the payment of losses, and loss adjustment expenses. Authorization to issue drafts in excess of (CONFIDENTIAL TREATMENT REQUESTED) may be increased as of a date agreed upon between the Company and the General Agent.


F)      Production

        The Agent is authorized to produce through its marketing and underwriting of commercial insurance products a total annual premium volume of (CONFIDENTIAL TREATMENT REQUESTED) for the calendar year 1996. The production in subsequent calendar years will be agreed upon between the Company and the General Agent and so endorsed.

G)      Agent's Provisional Commission

        Agent's provisional commission shall be (CONFIDENTIAL TREATMENT REQUESTED)(percent) of written premiums except as respects all business accepted and ceded to the (CONFIDENTIAL TREATMENT REQUESTED) for which the allowance will be (CONFIDENTIAL TREATMENT REQUESTED) and the (CONFIDENTIAL TREATMENT REQUESTED)
 for which the allowance will be (CONFIDENTIAL TREATMENT REQUESTED)

H)      Guarantee of Premium Due

        Agent, as surety and principle debtor, hereby unconditionally guarantees timely payment of premiums to the Company, whether or not such premiums have been collected.

GENERALI        U.S. BRANCH             SEIBELS BRUCE & COMPANY


BY:  /s/ John DeGregoria                        BY:  /s/ Ernst N. Csiszar

DATE:  February 2, 1996                 DATE:  March 20, 1996

WITNESS:                                        WITNESS:


BY:  /s/                                        BY:  /s/ Priscilla C. Brooks

DATE:  February 2, 1996                 DATE:  March 20, 1996


AGENCY SPECIALTY OF KENTUCKY, INC.


        BY:  /s/ Ernst N. Csiszar


        DATE:  March 20, 1996

        WITNESS:


        BY:  /s/ Priscilla C. Brooks

        DATE:  March 20,  1996



ADDENDUM NO. 2


This addendum is attached to and made a part of the Agency
Agreement by and between the GENERALI - U.S. BRANCH, hereinafter referred to as "Company" and SEIBELS BRUCE &
COMPANY and AGENCY SPECIALTY OF KENTUCKY,
INC., managing general agent, hereinafter referred to as "Agent" being effective January 1, 1996.

The Company shall allow the Agent a further allowance, being a contingent commission of (CONFIDENTIAL TREATMENT REQUESTED), of the Net Profit for the contingent period (defined below).

As soon as possible, but no later than one hundred twenty (120) days following each December 31, the Company will prepare a Contingent Commission Statement. The initial Contingent Commission Statement shall be prepared within one hundred twenty (120) days following December 31, 1996. The
Contingent Commission Statement(s) shall be prepared on an inception-to-date basis and will be determined on the Net Profit of the total of all agreement periods.

The Contingent Commission Statement(s) will segregate each agreement (underwriting) period and also will total all agreement periods. The initial agreement period shall be for policies effective during the period beginning with the inception date of the agreement through and including December 31, 1996.
 The subsequent agreement periods shall be annual for new and renewal policies with effective dates during the period beginning with January 1st, and ending December 31st.

In the event of termination the contingent commission shall continue to be recalculated annually and shall be paid out to agent as follows: end of first year following termination, 0% increasing in increments of 10% per year until the full contingent commission has been paid to agent. However if subsequent events have proven that the contingent commission calculation has been overestimated, the Agent shall return to the Company such amounts as will give effect to the revision(s).

Upon verification of the Contingent Commission Statement, settlement shall be paid immediately by the debtor party. The settlement balance shall be calculated in the following manner:

A.      Contingent Commission Due
B.      Contingent Commission Previously Paid
C.      Balance:  (A) - (B)

If balance is positive number, the balance will be additional Contingent Commission due Agent. If balance is a negative number, the balance will be Return Contingent Commission due Company to the extent of prior positive additional Contingent Commissions paid to the Agent. To the extent additional Contingent Commissions have not been paid, a deficit carry-forward shall be created and carried forward.

The Contingent Commission calculation shall be calculated in accordance with the following formula:

Agreement       Agreement
Period  Period  Total

(A)     Earned Premium:

        1)      Total Premiums Written

        2)      Less Unearned
                Premium as at
                12/31/XX

        3)      Premium Earned:
                (l) - (2)

(B)     Cost of Reinsurance

(C)     Losses Incurred

        1)      Losses and
                Loss Expenses paid.

        2)      Reserve for Outstanding Loss
                and Loss Adj. Expenses

        3)      Reserve for Incurred but Not
                Reported (IBNR) losses

                The value of IBNR reserve shall be twenty seven and seven-tenths percent (27.7%) of the earned premium of the most current agreement period, thirteen and seven-tenths (13.7%) of the earned premium of the second most current agreement, six and six-tenths percent (6.6%) of the earned premium of the third most current agreement period. Three and one-half percent (3.5%) of the earned premium of the fourth most current agreement period.

        4)      Losses and LAE Incurred:
                (1) + (2) + (3)

(D)     Loss and Loss Expenses
        Recoverable under
        Reinsurance Programs:

        1)      Loss and Loss Adjustment
                Expenses recovered

        2)      Reserve for Loss and
                Loss Adjustment Expenses

        3)      Total Recoverable:
                (1) + (2)

(E)     Expenses Incurred:

        1)      Commission as described in Addendum #1,
                paragraph (G).

        2) Company Management Expenses shall be five percent (5%) of net premium written during each period.

        3) Market conduct examination costs and fines, penalties and expenses which are incurred by the Company in accordance with any state regulatory authority and not previously reimbursed by Agent.

        4)      Costs associated with direct production
                such as premium taxes, inspection costs
                and survey costs, ISO, AMS and NISS costs and fees.

        5)      Total Expenses Incurred:
                (1) + (2) + (3) + (4)

(F)     Net Profit (Deficit)

        Balance:  (A) + (D) - (B) - (C) - (E)

(G)     Profit:

        1) Contingent Commission Due (CONFIDENTIAL TREATMENT REQUESTED) of Net Profit.

        2)      Less Contingent Commission
                previously paid to Agent

        3)      Balance Now Due Agency/
                Return Contingent Now Due
                Company:

                (l) - (2)

GENERALI        U.S. BRANCH             SEIBELS BRUCE
& COMPANY


BY:  /s/ John DeGregoria                        BY:  /s/ Ernst N. Csiszar


DATE:  February 2, 1996                 DATE:  March 20, 1996

WITNESS:                                        WITNESS:


BY:  /s/                                        BY:  /s/ Priscilla C. Brooks

DATE:  February 2, 1996                 DATE:  March 20, 1996


AGENCY  SPECIALTY OF KENTUCKY, INC.


        BY:  /s/ Ernst N. Csiszar


        DATE:  March 20,  1996

        WITNESS:


        BY:  /s/ Priscilla C. Brooks

        DATE:  March 20,   1996


ADDENDUM NO. 3
Sub-Producer Agreement Approval

This addendum is attached to and made a part of the Managing
General Agency Agreement by and between GENERALI - U.S.
BRANCH, hereinafter referred to as "Company" and SEIBELS, BRUCE &: COMPANY and AGENCY SPECIALTY OF
KENTUCKY, INC., managing general agent, hereinafter referred to as "Agent".

In accordance with ARTICLE 1, Appointment, Authority and
Duties of Agency, provision No. 6 of the AGENCY
AGREEMENT, we have received The Seibels Bruce Insurance
Companies Agency Agreement form PR 128 (4/93), hereinafter referred to as the Sub-Producer Agreement, and approve the form for use in entering into sub-producer agreements on behalf of Generali - U.S. Branch.

Generali - U.S. Branch agrees that Seibels, Bruce & Company shall be and act as the duly authorized manager of Generali -
U.S. Branch under the terms provided by the Sub-Producer
Agreement.

Generali - U.S. Branch further agrees that, if, upon the termination of a Sub-Producer Agreement entered into with a producing agency by Generali - U.S. Branch through the agency of Seibels, Bruce & Company, the producing agency has failed to account for and pay over to Generali - U.S. Branch all premiums and other money for which it is liable to Generali - U.S. Branch, Generali - U.S. Branch will assign, for the duration of the Agreement to which this addendum is attached, to Seibels, Bruce & Company all of the rights to and interests in the producing agency's records and rights to the use and control of expirations to which Generali - U.S. Branch is entitled under the Sub-Producer Agreement and will cooperate with Seibels, Bruce & Company in the enforcement of those rights, or, at the option of Seibels, Bruce & Company, Generali - U.S. Branch will enforce such rights and interests and, to the extent a recovery is effected, assign and turn over to Seibels, Bruce & Company all of the records and rights to the use and control of expirations, or, if some or all of such property is sold as provided in the Sub-Producer Agreement, it will assign and pay over to Seibels, Bruce & Company its part of the proceeds of such sale.

GENERALI - U.S. BRANCH          SEIBELS, BRUCE AND COMPANY/
                                AGENCY SPECIALTY OF KENTUCKY, INC.


BY:  /s/ John DeGregoria                        BY:  /s/ Ernst N. Csiszar


DATE:  February 2 1996                         DATE:  March 20 1996

WITNESS:                                        WITNESS:


BY:  /s/                                        BY:  /s/ Priscilla C. Brooks

DATE:  February 2  1996                         DATE:  March 20 1996










EXHIBIT 10.12




SOUTH CAROLINA REINSURANCE FACILITY
CONTRACT WITH DESIGNATED CARRIER FOR
SERVICING
OF DESIGNATED AGENT BUSINESS

This agreement made and entered into this 1st day of October, 1994, by and between the South Carolina Reinsurance Facility, a nonprofit, unincorporated legal entity created pursuant to the South Carolina Automobile Reparation Reform
Act of 1975 [hereinafter referred to as "Facility"], and Catawba Insurance Company, an insurance company licensed to write and to engage in writing automobile insurance within the State of South Carolina [hereinafter referred to as "Designated
Carrier"];
WHEREAS, the Facility wishes to contract with the Designated Carrier to service one or more of such licensed agents meeting the standards and criteria as determined by the Facility in accordance with Section 38-77-590 of the South
Carolina Code of Laws (1976), as amended; and WHEREAS, the Designated Carrier has, upon its bid submission, been found to be the lowest responsive and responsible bidder for a certain block of business produced by certain specified designated agents and is Drilling to service and to contract with one or more of such specified designated licensed agents upon the terms and conditions as set forth in the bid documents and/or as hereinafter specified;
NOW, THEREFORE, the Facility hereby agrees to appoint the Designated Carrier as a servicing carrier for the Facility and the Designated Carrier hereby accepts such appointment as a servicing carrier for the Facility subject to the following terms and conditions:
1.      Duties of the Designated Carrier
(a) The Designated carrier shall administer the activities of all designated agents assigned to it in accordance with this Agreement, the terms of the bid specifications upon which this contract has been awarded and the laws of South
Carolina and shall perform under any contract entered into between Designated Agents and Designated Carriers which the Facility has agreed, on behalf of the Designated Agent, to cause the Designated Carrier to perform and shall notify the Facility of the failure or refusal of any Designated Agent to comply with any provision of this agreement, the contract between the Designated Agent and Designated Carrier and the laws of South Carolina.
(b) The Designated Carrier shall comply with all of the terms and conditions of this Agreement, with all written bulletins or directives issued by the Facility, and with the laws of South Carolina.
(c) The Designated Carrier shall carry out and perform all Facility services in compliance with the Servicing Standards, in accordance with the Rules of Operation and Claim Guidelines contained in the South Carolina Reinsurance Facility Manual, as reasonably applied, and shall exercise ordinary care and diligence in the performance of such Facility services.
(d) The Designated Carrier shall make internal audits of its Facility business, at such times and in such detail as the Facility shall reasonably require, but not less than annually. Such audits shall include at a minimum compliance as -set out in this agreement and compliance with the provisions of the South Carolina Reinsurance Facility Manual, Claim Guidelines and any other written bulletin or directive of the Facility.
(e) The Designated Carrier shall cooperate fully with all officers, employees, agents and other representatives of the Facility during audits, investigations or examinations made and conducted by them and shall permit such persons to have full access, during normal business hours, to all books and records of the Designated Carrier pertaining to its Facility insureds and its Facility business.
(f) The Designated Carrier shall submit to the Facility, at such intervals as shall be requested by the Facility, but not less than annually, the operating expenses incurred by it in the performance of the Facility Services, such report to contain the information called for by any uniform operating expense form adopted by the Facility.
(g) The Designated Carrier shall implement all reasonable changes, revisions, amendments and modifications in rates, endorsements, renewals and policy forms on the effective date of their approval by the Commissioner.
(h) The Designated Carrier shall designate, in writing, the person or persons within its organization to whom all correspondence, bulletins, circulars and related materials shall be sent by the Facility and such person shall be directed to acknowledge receipt of any of the foregoing when so requested by the Facility and such acknowledgment shall be binding on the Designated carrier.
(i) The Designated Carrier agrees to appoint such licensed agent or agents, as determined eligible and assigned to it by-the Facility, as the agent or agents of the Designated
Carrier for the purpose of writing mandatory automobile insurance coverages for eligible risks; provided, however, that the Designated Carrier shall be obligated to accept agents only in such numbers and in such geographical areas as the Designated Carrier is able to adequately serve consistent with the capacity of the Designated Carrier and consistent with sound business practices; provided, further, that in any event the Designated Carrier shall be obligated to appoint such licensed agents as were identified or profiled in the bid documents upon which this contract is based and was awarded.
(j) The Designated Carrier must cede to the Facility all mandated automobile insurance coverages for risks submitted by the designated agents assigned to it and written by the Designated Carrier, provided such risks are "eligible risks" as defined in Sections 38-77-510, 38-77-30 (5.5) and (11), 38-
77-110 and 38-77-280 of the South Carolina Code of Laws
(1976), as amended, and in Article II of the Plan of Operation and further provided that the coverage and coverage limits written are eligible for cession to the Facility.
        (k)     [Reserved for future use].

        (l) The Designated Carrier must develop reasonable procedures to assure that all business submitted by its designated agents and written by the Designated Carrier shall be in compliance with the Performance Standards specified in the bid documents upon which this contract is based, in the South Carolina Reinsurance Facility Manual, in the South Carolina Reinsurance Facility claim Handling Guidelines and/or as listed below:
        (1)     Issuance of Policy
                The Designated Carrier must mail an appropriate policy to the insured within 30 calendar days of receipt of the completed application.
        (2)     Acknowledgment
                The Designated Carrier will act on all requests within 30 days or acknowledge the receipt of such a request.
        (3)     Renewal Policies or Certification
                Renewal policies or certification will be issued and mailed within 30 days of the Designated carrier receipt of renewal premium.
        (4)     Endorsement
                Within 30 days of receipt of request for endorsement, the Designated Carrier will issue such endorsement or acknowledge receipt of the request.
        (5)     Cancellation
                Any request for cancellation of the policy shall be processed and notice mailed within 30 calendar days of the Designated carrier's receipt of such request.
(6)     Return Premium
                The Designated Carrier must mail the return premium check within 30 days of a request for cancellation or endorsement resulting in return premium.
(7)     Minimum Underwriting Standards
        The Designated Carrier is responsible to meet the following minimum underwriting standards for all Designated Agent business ceded to the Facility. The Designated Carrier is responsible to determine that all business ceded to the Facility is correctly classified and rated to develop the correct and proper premium and:
                (a) Obtain the identification, age, and driver license number of the applicant, of all operators resident in the applicant's household, and of any non-residents who are regular operators.
                (b) Determine the use of each vehicle by all operators to determine the correct rates and classifications.
                (c) Obtain within 60 days of the effective date, for each initial cession, a current MVR for each insured and operator whose record would affect the sub-class for any vehicle subject to the South Carolina Uniform Merit Rating Plan.
(d)     Develop sufficient classification
information for all types -identified in the commercial, Public, Garage, Non-Owned,
Miscellaneous and Fleet sections of the
Designated carrier manual.
                (e)     Make all underwriting records of
business ceded to the Facility available for audit by the Audit Committee.
(8) For the Servicing of "All Other" risks, as appropriate:
                (a)     Provide engineering and loss control
service equivalent to voluntary market practice including follow-up for compliance with all reasonable safety requirements.
                (b) Attempt to secure and verify account loss history from the previous carrier/carriers to insure proper application of any applicable premium surcharge or rating plans.
                (c) Audit following account expiration or cancellation.
                (d) Make, maintain and cancel all certificates and filings in accordance with any municipal, state or federal requirements.
(9) The Designated Carrier must commit itself to all performance standards set out for Designated
Carriers and demonstrate on a continuing basis that it is complying with those performance standards.
        (10)    Designated Carrier must comply with all
reporting requirements in accordance with
Section 3, Part C - Accounting and Statistical
Requirements of the South Carolina Reinsurance
Facility.
        (11) A Designated Carrier will not be provided an interim settlement unless the reports indicated in number 10 are received on an accurate and timely basis.
        (m) With regard to designated agents assigned to it, the Designated Carrier must maintain records and reports as required by the Facility. Such records and reports shall be furnished by the Designated Carrier either periodically as specified by the Facility or upon request. The Designated
Carrier further agrees that the books, records, accounts and files of the Designated Carrier with regard to said designated agents and the business produced by said agents may be audited as directed by the Facility. Copies of any such books, records, accounts and files shall be furnished to the Facility upon request.
(n) The commission paid on insurance coverages produced by the designated agents of the Designated Carrier and ceded to the Facility shall be that commission provided for by the terms of Rule 12 of Rules of Operation of the South Carolina Reinsurance Facility, but shall increase or decrease if said Rule 12 is amended to provide an increase or decrease during the term of this Agreement. The same commission shall apply uniformly statewide. In the event the commission paid on insurance coverages produced by the designated agents of the Designated Carrier is increased or decreased during the term of this Agreement, the percentage of written premium the Designated Carrier is allowed to retain to cover expenses involved in the appointment and maintenance of designated agents and the issuance -and servicing of automobile insurance policies will be adjusted proportionately to reflect the net increase or decrease in the commission paid to designated agents by the Designated Carrier.
(o) The Designated Carrier agrees to give the same type of service to business produced by its designated agents that it provides for its voluntary market, including but, not limited to premium billings, collections, submission of applications, reporting of losses, and claims adjustment. If the service or performance requirements imposed by the Facility are more stringent than the service or performance requirements provided by the Designated Carrier to its voluntary market, the Facility's minimum service and performance standards shall apply to business produced by its designated agents.
(p) The Designated Carrier agrees to establish and to enforce reporting standards requiring designated agents to report all business bound to the Designated Carrier within two working days after binding.
(q) The Designated Carrier agrees to comply in all respects with Chapter 77 of Title 38 of the South Carolina Code of Laws, (1976), as amended, the Plan of Operation of the Facility and any rules or regulations promulgated thereto by the Board of Governors of the Facility and all written directives or bulletins of the Facility.
(r) The Designated Carrier shall require that no automobile insurance risks applying for coverage at limits which may be ceded to the Facility be accepted under any form of brokerage arrangement for submission to the Designated
Carrier by a designated agent, nor shall the designated agent accept any application referred by any other agent or agency, for monetary or other considerations.
(s) The Designated Carrier agrees that it will require each of its designated agents to enter into a written contract or agreement which shall:
                        (1)     include a provision providing for
termination of the contract or agreement between the Designated Carrier and the designated agent should the designated agent acquire an automobile insurance insurer voluntarily;
                        (2)     include a personal undertaking by
the designated agent and any persons exercising control over operations of the designated agency to reimburse the Designated Carrier the full amount of any financial loss caused by unremitted premiums or contributed to by bad faith, fraud, dishonesty, or misfeasance on the part of the designated agent or any persons exercising control over the operations of the designated agency.
(3)     The undertakings provided for in
subsection (2) shall be in terms sufficient to enable the Designated Carrier to recover judgment against the obligators without first having to exhaust remedies against the designated agent.
(4)     include a provision whereby the
Designated Carrier, on behalf of the Facility, shall, if it incurs financial loss caused by unremitted premiums, or other breach of duty, bad faith, fraud, dishonesty or misfeasance on the part of the designated agent, be vested with ownership of the designated agent's records relating to business placed by the designated agent with the Designated Carrier and shall be vested with use and control of expirations with respect to such business. The contract shall further entitle the Designated Carrier, on behalf of the Facility and with due consideration for mitigation of any loss, to make such use or disposition as it deems fit of the designated agent's records, the expirations and the Designated Carrier's own records.
(5)     include a provision whereby
neither the Facility nor the Designated Carrier shall be responsible for any expenses of the designated agent, including, without limitation, rent, transportation, salaries, license fees, collection fees, solicitors fees, postage and advertising.
                        (6)     include a provision that during the
term of this Contract and after termination, the designated agent will not hold himself out or represent himself as a producer, agent or representative of the Designated Carrier in voluntary market, unless the producer represents the Designated Carrier in the voluntary market.
(7)     The designated agent will not
intentionally or willfully provide any
misinformation on applications or with respects to claims or other material matters submitted to the Facility or to the Designated Carrier.
(t) Upon learning of any default by a designated agent under the terms of the contract with the Designated
Carrier, the Designated Carrier agrees to:
                        (1)     immediately report the default to
the Facility and to the Chief Insurance
Commissioner or such person as either may direct;
                        (2)     act to suspend the binding
authority of the designated agent if, in the discretion of the Designated Carrier, such action is warranted to protect the Facility from loss and, if otherwise directed by the Facility, to terminate the designated agent's contract and the contract of any other agent associated with the designated agent and licensed by the Designated Carrier incidental to the operations of the designated agent;
(3)     immediately remove from any
terminated designated agent's control all application, policy and binder forms and other materials and supplies furnished by the Designated Carrier;
(4)     provide the Facility with (i) a
chronological background statement of events leading up to and encompassing the default; (ii) copies of all contracts and agreements between the Designated Carrier and any other person or organization relating to the designated agent covering the period or periods during which the loss was incurred; and (iii) copies of all pertinent correspondence between the
Designated Carrier and the designated agent' s bonding company, if any;
(5)     provide the Facility with
complete information on collection efforts after default, including but not limited to contacts with the agent, his attorney, his bonding company and all other persons who may be liable to the Designated Carrier on account of the designated agent's default. Such information shall include a description of legal action taken, copies of all legal documents and pleadings and the results of such legal actions;
                        (6)     provide the Facility with a final
accounting pertaining to the agent's unpaid account and all documentation relevant thereto., including but not limited to a listing in policy number order showing separately the amount of premium and surcharge generated for each policy and the amount of premium and surcharge received, the accounting month in which each premium and surcharge amount was reported to the Facility, and the commission or other compensation paid or withheld to offset indebtedness.
                        (7)     provide, upon request, proof of
premium and surcharges paid to the agent and not forwarded to the Designated Carrier and any other information deemed pertinent by the Facility.

2.      Duties of Facility
(a)     After the designated agent assignment has been
made, the Facility shall furnish all information at the disposal of the Facility with regard to the name, location, premium volume, previous number of risks insured and any other past business history of each agent assigned to that Designated Carrier.
(b)     In recognition of the expenses involved in the
appointment and maintenance of a designated agent or agents and the issuance and servicing of automobile insurance policies, the Facility agrees to allow the Designated Carrier for designated agent business to retain that percentage of written premiums set forth in the bid documents upon which this contract has been awarded (i.e., 8.99% of written premium). In recognition of the expenses involved in adjusting and settling claims under -
automobile insurance policies, the Facility agrees to reimburse the Designated Carrier's unallocated claim adjustment expense based upon that percentage of paid claim losses set forth in the
bid documents upon which this    contract has been awarded
(i.e., 10.98% of paid losses).  Allocated expenses (defined by the Rules of operation as outside legal expense) will be
reimbursed to the Designated Carrier as a separate item. All reimbursements shall be calculated and paid to the Designated
Carrier at such times and in such manner as prescribed in the
Facility Manual.
(c)     For purposes of determining Facility
participation ratios by the Designated Carrier, private passenger net direct written car years, and all other automobile premiums as required to be reported to the appropriate statistical agent, on any business ceded to the Facility as designated agent business shall not be included in the Designated Carrier's share of total market for purposes of Paragraph 2 of Article IX of the Plan of Operation of the Facility.
(d)     In the event the Designated Carrier shall incur
financial loss arising from the appointment of any agent pursuant to this agreement and such loss is caused by the unremitted
premiums or any other breach of duty, bad faith, fraud,
dishonesty or misfeasance on the part of such agent, the Facility shall, upon written request by the Designated Carrier and compliance with the substantial and procedural requirements as may be established by the Facility with respect to
indemnification, indemnify the Designated Carrier for such f4-nancial loss. Provided, however, that any such indemnification shall be made only after a showing by the Designated Carrier satisfactory to the Facility that:
                        (1)     neither any negligent act or
omission by the Designated Carrier nor any
failure to abide by the terms of this Agreement,
the Facility Act, The Plan of operations or the
rules of the Facility in any way contributed to
such loss; and
                        (2)     the Designated Carrier at all
times properly supervised and audited said agent
and otherwise conducted its dealings with said
agent in accordance with good business
practices; and
                        (3)     the Designated Carrier has
exhausted all reasonable and appropriate efforts
to recover its loss from sources other than the
Facility.
If the Designated carrier incurs any extraordinary out-of-
pocket expense in attempting to recover its loss from sources other than the Facility, the Facility at its election may reimburse the Designated Carrier for all or any portion of such out-of-
pocket expenses; provided, however, that no reimbursement
shall be made on account of out-of-pocket expense which has
not been approved in writing in advance by the Facility. out-of-pocket expenses which are eligible for reimbursement do not include collection agency fees or charges, court costs or
attorneys' fees and expenses; provided, however, that the
Facility at its election may, in a special case, consider reimbursement of such out-of-pocket expenses if it determines such reimbursement to be necessary or warranted.
As a condition to indemnification under this Agreement,
the Designated Carrier shall execute an assignment (to the extent of the indemnity), in form and content satisfactory to the Facility, of its rights, claims and causes of action against the designated agent and all other persons, firms, corporations or other entities which may be liable to the Designated Carrier on account of the designated agent's default. Said assignment shall include an assignment of the Designated Carrier's rights, claims, and causes of action against the assets of such persons. Following execution and delivery of the aforesaid assignment, the
Designated Carrier shall promptly notify the Facility in the event it learns of assets or sources of funds available for satisfaction of the assigned claim, and any monies collected by the
Designated Carrier from the designated agent or from other
persons who may be liable to the Designated Carrier or from the designated agent's bonding company or which are in any way related to or connected with the indemnified loss shall be paid over by the Designated Carrier to the Facility until the Facility shall have recovered its indemnity payments in full.
3.      Duration and Conditions
(a)     This Agreement shall be for a period of five (5)
years and shall extend from October 1, 1994, up to and including September 30, 1999, unless earlier terminated as provided for herein.  Upon termination of this Agreement, the Designated
Carrier will continue to service all designated agent business written by it prior to the effective date of termination, shall continue to make such reports to the Facility as may be required, and shall fulfill all obligations theretofore undertaken by it to the Facility, designated agents, insureds, claimants under policies and to all other persons with respect to such business.
(b)     If either party to this Agreement shall be in
default of this Agreement, and such default shall continue for thirty days after written notice of such default is given to the party in default, then at the election of the party not in default and upon written notice to the party in default, this Agreement may be terminated not less than ten days after the mailing of said
written notice.    In addition, the party not in default shall be
entitled to claim and prove actual damages against the defaulting party and may resort to any other legal or equitable remedy.
(c)     Upon termination of this Agreement by the
expiration of the contract period, all rights and obligations of the parties under this Agreement shall cease except as is otherwise provided in 3(a) above for the servicing of run-off business and claims.
(d)     Upon termination of this Agreement as a result of
a default by the Designated Carrier, the Facility shall endeavor to contract with another company for the remainder of this
contract's term.  Such other company shall appoint any
designated agent previously assigned to the Designated Carrier as its own agent and undertake to fulfill the Designated Carrier's duties and obligations with respect to new business as set forth in this Agreement.  The Designated Carrier shall remain
responsible for servicing all existing business written by it prior to the date of termination. The Designated Carrier shall deliver to the Facility copies of such records, reports, claim files and other documents relating to any agents appointed by the
Designated Carrier pursuant to this Agreement as the Facility shall request.  Nothing herein shall be construed as a limitation on the Facility's right to seek damages against the Designated Carrier after default in an amount at least equal to the increase in cost or expenses incurred by the Facility to obtain a replacement carrier for the remainder of the contract term.
(e)     The Designated Carrier's failing two (2) claims
audits, including a re-audit, within any three (3) year period shall be a default by the Designated Carrier and sufficient basis for termination of this Agreement by the Facility as provided for in paragraph 3(d) above.
(f)     In the event any statute creating the Facility is
repealed by the legislature during the term of this Agreement or amended in such a way as to prohibit Designated Carriers from writing new business produced by its Designated Agents, such statutory repeal or amendment shall, upon its effective date, constitute a termination of this Agreement by expiration of the contract period and treated as if occurring under paragraph 3(c)
and 3(a) above.
(g)     In the event any statute, regulation or other
practice or procedure governing or pertaining to the transactions contemplated by this Agreement shall be judicially determined to be unconstitutional, illegal or otherwise unenforceable, and the Facility and Designated Carrier agree in writing that further performance of this Agreement has thereby been rendered impossible, then either party hereto shall have the option to terminate this Agreement upon the giving of written notice to the other party. Any such termination shall be construed as a termination of this Agreement by expiration of the contract period effective on the date written notice of termination is received by the other party, unless the notice specifies a later date in which event termination shall be effective on the date specified in the notice.
(h)     In the event the Facility for any reason
whatsoever is unable to reimburse the Designated Carrier for losses arising under automobile insurance policies issued
through designated agents in the manner provided in the
Facility's Plan of operation and Rules of Operation and such inability shall continue for a period of 90 days after the due date of such reimbursement, then such losses shall be apportioned among and reimbursed by the Facility's member companies on
the basis of the applicable participation ratios determined under the Plan of Operation and Rules of Operation in effect at the
time such policies were last issued or renewed.     Provided,
further, that in the event the Designated Carrier is precluded by law from canceling or refusing to renew any such policies, the foregoing provisions for reimbursement shall continue to apply to any losses resulting therefrom.
        IN WITNESS WHEREOF the parties have caused this Agreement to be executed by their duly authorized representative.

WITNESSES:
        CATAWBA INSURANCE COMPANY

        (Name of Designated Carrier)

/s/                                                     BY:  /s/
W. Thomas Reichard
/s/                                                     TITLE:
President
DATE:
8/29/94



SOUTH CAROLINA REINSURANCE FACILITY


                                            BY:  /s/ D. A. Gay
                                            TITLE:  General Manager
                                            DATE:  8-30-94