Form 10-Q
period 1997-03-31
SEIBELS BRUCE GROUP INC
filed 1997-05-15
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	For Quarter Ended  March 31, 1997
				                                   	or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934

       	For the transition period from  ___________ to   ___________

                			 Commission file number 0-8804

                 			THE SEIBELS BRUCE GROUP, INC.
               	    -----------------------------
       		(Exact name of registrant as specified in its charter)

South Carolina                                 57-0672136
--------------                                 -----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


1501 Lady Street (PO Box 1), Columbia, SC      29201(2)
-----------------------------------------      --------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,235,442 shares of Common Stock, $1 par value, at May 5, 1997



                      ITEM 1.  FINANCIAL STATEMENTS
                THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                     (Dollars shown in thousands)

                                            								 March 31,        December 31,
                                                      1997               1996
ASSETS			                                            __________       _____________
Investments:                                         (Unaudited)

  Debt securities, available for sale,  at market
  (cost of $39,024 at 1997 and $40,709 at 1996)      $    38,057         $     40,217
  Equity securities , at market (cost of $16 at 1997
  and $34 at 1996 )                                           17                   35
  Cash and short-term investments                         10,763                2,664
  Other long-term investments                                 28                   28
    Total cash and investments                            48,865               42,944
Accrued investment income                                    435                  772
Premiums and agents' balances receivable, net              6,380                6,477
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                     23,319               28,218
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                     66,659               84,725
Property and equipment, net                                5,003                5,194
Prepaid reinsurance premiums - ceded business             45,171               46,118
Deferred policy acquisition costs                             55                   96
Other assets                                               6,129                5,928
								                                                 _______              _______
  Total assets                                       $   202,016         $    220,472
                                              								   _______              _______
LIABILITIES
Losses and claims:
  Reported and estimated losses and claims
                            - retained business      $    36,351         $     37,019
					                       - ceded business              57,258               74,735
  Adjustment expenses - retained business                  9,587               10,408
				                  - ceded business                     9,401                9,990
Unearned premiums:
  Property and casualty - retained business                1,300                1,380
				                    - ceded business                  45,171               46,118
  Credit life                                                143                  194
Balances due other insurance companies                    11,410                8,736
Other liabilities and deferred items                       7,184                8,101
                                              								   _______              _______
  Total liabilities                                      177,805              196,681
								                                                 _______             _______
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                        -                     -
Common stock, $1 par value, authorized 12,500,000 shares,
  issued & outstanding 6,192,172 shares(6,168,097 at
  1996)                                                    6,192                6,168
Additional paid-in capital                                54,218               54,050
Unrealized (loss) on securities                           (1,011)                (536)
Accumulated deficit                                      (35,188)             (35,891)
                                             								   ________             ---------
  Total shareholders' equity                              24,211               23,791
                                             								   ________             ________
  Total liabilities and shareholders' equity         $   202,016         $    220,472
                                             								   =========            ========







			    	     THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
					              CONSOLIDATED STATEMENTS OF OPERATIONS
									                      (Unaudited)
				     (Amounts shown in thousands, except per share amounts)

                                      						     Three Months Ended
                                           						     March 31,
                                    						    __________________________
                                         							1997              1996
Premiums:                                      ______            ______
  Property and casualty:
    Net premiums written                  $     2,229       $     2,354
    Change in unearned premiums                    80               645

      Premiums earned                           2,309             2,999
   Credit life premiums earned                     14               125
  Commission and service income                10,964            10,115
  Net investment income                           708               660
  Other interest income                           297               118
  Realized gains on investments                   219               194
  Other income                                      4                23
                                        	 					______            ______
	Total revenue                                 14,515            14,234
                                        							======            =======
  Expenses:
    Property and casualty:
      Losses and loss adjustment expenses       3,802             4,040
      Policy acquisition costs                    582               683
    Credit life benefits                           25                70
    Interest expense                               17                85
    Other operating costs and expenses          9,373             8,716
                                        							______            ______
	Total expenses                                13,799            13,594
                                         						======            ======
  Income from operations, before income taxes     716               640

  Provision for income taxes                       13                 8
                                        							______            _______
  Net income                              $       703       $       632
                                        							=======           =======

  Per share and common equivalent share:
    Net income                            $      0.11       $      0.14
                                        							______            ________
    Weighted average shares outstanding         6,175             4,390

  Pro-forma SFAS No. 128 basic earnings per share:
    Net income                            $      0.11       $      0.15
                                          					______            _______
    Weighted average shares outstanding         6,175             4,211


  Change in value of marketable securities
   credited /(charged) directly to equity $      (475)      $    (1,035)
	                                       						=======           =======






       						   THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
						               CONSOLIDATED STATEMENTS OF CASH FLOWS
						            Increase in Cash and Short Term Investments
						                           (Unaudited)
						                  (Amounts shown in thousands)

                                           							      Three Months Ended
                                                							      March 31,
                                                							 1997          1996
                                                							 _____       ______

Cash flows from operating activities:
  Net income                                        $     703     $    632
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation                                        249           239
      Realized (gains) on investments                    (219)         (194)
      Net change in assets and liabilities affecting
       	cash flows from operating activities             5,304        (2,169)
                                                  							_____        _______
Net cash provided by (used) in operating activities      6,037        (1,492)
                                          						        ------         ------
Cash flows from investing activities:
  Proceeds from investments sold                          263         1,170
  Proceeds from investments matured                     1,665         2,795
  Cost of investments acquired                              -        (5,510)
  Proceeds from property and equipment sold                 -           108
  Purchases of property and equipment                     (58)         (406)
                                                 							------       --------
Net cash provided by (used in) investing activities      1,870        (1,843)
		                                                   			-------      --------
Cash flows from financing activities:
  Stock issued under stock option plans                   192            -
  Issuance of capital stock held in escrow                  -         6,250
  Issuance of capital stock                                 -         3,208
                                                							 -------      ------
Net cash provided by financing activities                 192         9,458
                                                 							-------      -------

Net increase in cash and short term investments         8,099         6,123
Cash and short term investments, January 1,             2,664        16,649
                                           						      -------       -------
Cash and short term investments, March 31,           $ 10,763      $ 22,772
                                          						       =======       =======

Supplemental cash flow information:
  Cash paid for   - interest                         $       9     $     -
             			  - income taxes paid                $      48     $     43





                    		PART I.  FINANCIAL INFORMATION

           	Item 1.  Notes to Consolidated Financial Statements


NOTE 1.  SUBSEQUENT EVENTS

On April 10, 1997, the Company affected a 4 for 1 reverse stock split. All share and per share data in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retrospective basis.

In March 1997, the Company filed a Form S-2 Registration Statement with the Securities and Exchange commission in anticipation of a secondary public offering of common stock. The Registration Statement covers up to 2,853,089 shares of common stock (excluding the over-allotment option), comprised of shares offered by the Company (1,000,000 shares) and the Selling Shareholder (1,853,089 shares). The proceeds derived from the sale of shares offered by the Company will be retained for general corporate purposes, including possible acquisitions.

On May 12, 1997, the Company entered into a Letter of Intent to acquire The Innovative Company, an insurance holding company based in Winston-Salem, North Carolina ("Innovative"). Innovative, through its subsidiary Universal Insurance Company ("Universal"), markets and underwrites nonstandard automobile insurance through independent agents primarily in North Carolina.

The Letter of Intent provides that the Company will acquire all of the outstanding capital stock and notes payable of Innovative. The Company would issue 220,000 shares of convertible nonvoting special (preferred) stock and pay $400,000 (subject to adjustment) in cash. The Company would pay at closing approximately $1.9 million of Innovative indebtedness (including accrued interest) owed to Innovative's current shareholders. The special stock would (i) have liquidation rights not junior to any other capital stock of the Company and a liquidation value of $10.00 per share, (ii) pay quarterly dividends at a rate equal to $0.62 annually per share, (iii) subject to certain conditions, be convertible into 275,000 shares of Common Stock and (iv) be redeemable by the Company at a premium beginning on August 15, 2000. The consummation of the Proposed Acquisition is subject to a number of conditions, including the execution of a definitive purchase agreement, the receipt of all necessary government and regulatory approvals and satisfactory completion of due diligence by all parties. With limited exceptions, the Letter of Intent is not binding on the parties thereto.


              		Item 2.  Management's Discussion and Analysis of

		               Financial Condition and Results of Operations

The interim financial statements in Item 1 are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report Form 10-K for the year ended December 31, 1996.

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):


                                   					March 31,December 31,
FINANCIAL CONDITION                     1997            1996
                                        ----            ----

Total cash and investments          $  48,865       $    42,944

Total assets                          202,016           220,472

Total liabilities                     177,805           196,681

Shareholders' equity                   24,211            23,791
     Per share                          3.91              3.86





                             				    Three Months Ended, March 31,

RESULTS OF OPERATIONS                    1997            1996
				                                    -----            ----
Commission and service income         $  10,964     $   10,115
Premiums earned                           2,323          3,124
Investment and other interest income      1,005            778
Realized gains on investments               219            194
Other income                                  4             23
                                    				-------         ------
    Total revenue                     $  14,515     $   14,234
                                   					 ======         ======

Net income                            $     703     $      632
                                   					 ======          =====

Per share and common equivalent share:
    Net income                        $    0.11     $     0.14
                                   					=======          =====

Weighted average shares outstanding       6,175                4,390


Overview

Net income of $703,000 for the first quarter of 1997 represents an increase of approximately 11% over the corresponding quarter of 1996. Total revenues increased 2% principally on the strength of rising premium volumes on the business that the Company services on behalf of the South Carolina Reinsurance Facility. In addition, investment income increased as a result of additional capital contributions during 1996. Income per share results are impacted by the higher number of shares outstanding in 1997, and reflects for both periods the reverse stock split that became effective April 10, 1997.


                           Results of Operations
                           ---------------------

                 Three Months Ended March 31, 1997 and 1996


Commission & Service Income

Commission and service income for the three months ended March 31, 1997 increased $849,000, or 8.4%, to $10,964,000 from $10,115,000 for the three months ended March 31, 1996. This increase is due primarily to increases of $552,000 in SC Facility premium-based fees due to an increase in the number of policies serviced and higher physical damage rates and $604,000 in SC Facility claims-based fees due to a higher volume of settled claims. Flood claims-based revenues for the three months ended March 31, 1997 increased $353,000 compared to the same period in 1996. This increase is due to claims servicing activity resulting from Hurricane Fran which hit the East coast in the fourth quarter of 1996. Commission and service income attributable to the MGA operations decreased $436,000 for the three months ended March 31, 1997 compared to the same three months in 1996. This decrease is due to lower gross premiums written in the first quarter of 1997 as a result of the Company's implementation of more stringent underwriting criteria.


Property and Casualty Premiums Earned

Net property and casualty premiums earned for the three months ended March
31, 1997 decreased $690,000, or 23.0%, to $2,309,000 from $2,999,000 for the three months ended March 31, 1996. Premiums from run-off operations fell from $801,000 for the three months ended March 31, 1996 to $16,000 for the same period in 1997 due to the suspension of retained-risk business in the first half of 1995 for which the Company continued to earn premiums in the first three months of 1996. The Company resumed limited insurance underwriting activities in July 1996, resulting in $149,000 of premiums earned on non-standard automobile insurance premiums in the first quarter of 1997.


Credit Life Premiums Earned

Net credit life premiums earned for the three months ended March 31, 1997 decreased $111,000, or 88.8%, to $14,000 from $125,000 for the three months ended March 31, 1996. The Company sold its credit life business in September, 1993. Under the sale agreement, the Company retained and continues to run-off the policies in force at the date of the sale.


Net Investment and Interest Income

Net investment and other interest income for the three months ended March 31, 1997 increased $227,000, or 29.2%, to $1,005,000 from $778,000 for the three months ended March 31, 1996. This increase is primarily a result of increased other interest income from the Company's participation in the NC Facility. In addition, a 15.1% decrease in average total investments was more than offset by a 26.4% increase in average yield on total cash and investments (6.17% compared to 4.88%) in the quarter ended March 31, 1997 compared to the same period in 1996. In the three months ended March 31, 1996, the Company did not recognize certain interest income received relating to pending investment proceeds held in escrow.


Realized Gains on Investments

Realized gains on investments were $219,000 for the three months ended March 31, 1997 compared to $194,000 for the three months ended March 31, 1996.


Other Income

Other income for the three months ended March 31, 1997 and 1996 was $4,000 and $23,000, respectively.


Loss and Loss Adjustment Expenses

Property and casualty loss and loss adjustment expenses incurred for the three months ended March 31, 1997 decreased $238,000, or 5.9%, to $3,802,000 from $4,040,000 for the three months ended March 31, 1996. This decrease corresponds in part to the decrease in premiums earned on run-off risk operations during the same periods. Included in loss adjustment expenses in 1997 is $288,000 related to the loss adjustment expenses on the Company's storm claims adjustment and liability run-off services division that did not commence operations until April 1996.


Policy Acquisition Costs

Property and casualty policy acquisition costs incurred decreased $101,000, or 14.8%, to $582,000 from $683,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease is due to the reduction in net premiums written.


Credit Life Benefits

Credit life benefits incurred were $25,000 and $70,000 for the three months ended March 31, 1997 and 1996, respectively. The Company sold its credit life business in September 1993. Under the sale agreement, the Company retained and continues to run-off the policies in force at the date of the sale.


Interest Expense

Interest expense was $17,000 and $85,000 for the three months ended March
31, 1997 and 1996, respectively. The majority of the interest expense during 1996 consisted of interest on notes payable to one of the Company's principal shareholders. The Company repaid these notes in full on May 1, 1996.


Other Operating Costs and Expenses

Other operating costs and expenses for three months ended March 31, 1997 increased $657,000, or 7.5%, to $9,373,000 from $8,716,000 for the three
months ended March 31, 1996.   Salaries and fringes for the three months ended
March 31, 1997 and 1996 were $3,097,000 and $2,278,000, respectively.  This increase is related to the Company's addition of new management. Agent commissions included in other operating costs and expenses were $4,374,000 and $5,041,000 for the three months ended March 31, 1997 and 1996, respectively.


Income Taxes

Provision for income taxes was $13,000 and $8,000 for the three months ended March 31, 1997 and 1996, respectively. During 1997 and 1996, the Company utilized net operating loss carryforwards to offset current income taxes in the amount of $238,000 and $215,000, respectively.


                    Liquidity and Capital Resources
                    -------------------------------

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

Net cash provided by operations for the three months ended March 31, 1997 was $6,037,000, compared to cash used in operations of $1,492,000 for the same period in 1996. This improvement in cash flows is attributable to unusually favorable underwriting results on a cash flow basis for the SC Facility, which is expected to result in lower cash settlements at the end of the second quarter of 1997. Cash flows from investing activities for the three months ended March 31, 1997 was $1,870,000 related to investment sales and maturities, resulting in a decrease in the Company's investments in debt securities from $40,217,000 at December 31, 1996 to $38,057,000 at March 31, 1997.

Total assets as of March 31, 1997 were $202,016,000, a decrease of $18,456,000, or 8.4%, from total assets of $220,472,000 at December 31, 1996.
The majority of this decrease, $15,029,000, is related to a reduction in the reinsurance recoverable on unpaid losses and loss adjustment expenses on business ceded to the National Flood Insurance Program. The decrease in this asset is fully offset by a decrease in the related liability for estimated losses on this ceded business.



                          PART I.  OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K

       None.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereuntoduly authorized.

                                       					THE SEIBELS BRUCE GROUP, INC.
                                        					       (Registrant)



Date:   May 15, 1997           /s/John A. Weitzel
                          				____________________
                             	John A. Weitzel
				                          Chief Financial Officer and Director



Date:   May 15, 1997          /s/Ernst N. Csiszar
                          				_______________________
                             	Ernst N. Csiszar
                          				President and  Director



Date:   May 15, 1997          /s/Mary M. Gardner
                          				_____________________
                          				Mary M. Gardner
                          				Controller (Principal Accounting Officer)