Form 10-Q
period 1997-06-30
SEIBELS BRUCE GROUP INC
filed 1997-08-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

				FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For Quarter Ended  June 30, 1997
                    --------------
				or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code (803) 748-2000


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X        No
                                                -----         -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,720,134 shares of Common Stock, $1 par value, at August 13, 1997.




				PART I.  FINANCIAL INFORMATION
				ITEM 1.  FINANCIAL STATEMENTS
			THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
				CONSOLIDATED BALANCE SHEETS
				(Dollars shown in thousands)




							 June 30,           December 31,
ASSETS                                                     1997                1996
							----------          ------------
Investments:                                            (Unaudited)
  Debt securities, available for sale,  at market
  (cost of $38,996 at 1997 and $40,709 at 1996)         $    38,472         $     40,217
  Equity securities , at market (cost of $16 at 1997
  and $34 at 1996 )                                              17                   35
  Cash and short-term investments                            16,682                2,664
  Other long-term investments                                    28                   28
    Total cash and investments                               55,199               42,944
Accrued investment income                                       688                  772
Premiums and agents' balances receivable, net                 7,096                6,477
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                        23,262               28,218
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                        64,383               84,725
Property and equipment, net                                   4,827                5,194
Prepaid reinsurance premiums - ceded business                46,524               46,118
Deferred policy acquisition costs                                40                   96
Other assets                                                  6,869                5,928
							                                                    ---------           ----------
  Total assets                                          $   208,888         $    220,472
                                                   						  =========           ==========
LIABILITIES
Losses and claims:
  Reported and estimated losses and claims
			           	- retained business                      $    34,210         $     37,019
			           	- ceded business                              54,761               74,735
  Adjustment expenses - retained business                     8,941               10,408
                  	   - ceded business                        9,622                9,990
Unearned premiums:
  Property and casualty   - retained business                 1,385                1,380
		                     	  - ceded business                   46,524               46,118
  Credit life                                                   103                  194
Balances due other insurance companies                       13,294                8,736
Other liabilities and deferred items                          8,091                8,101
                                                 							  ---------             --------
  Total liabilities                                         176,931              196,681
                                                 							  ---------             --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                         -                    -
Common stock, $1 par value, authorized 12,500,000 shares,
  issued & outstanding 7,294,233 shares (6,168,097 at 1996)   7,295                6,168
Additional paid-in capital                                   59,342               54,050
Unrealized (loss) on securities                                (567)                (536)
Accumulated deficit                                         (34,113)             (35,891)
                                                 							   ---------            ---------
  Total shareholders' equity                                 31,957               23,791
                                                 							   ---------            ---------
  Total liabilities and shareholders' equity            $   208,888         $    220,472
                                                  						   =========            =========









		   THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
	       		CONSOLIDATED STATEMENTS OF OPERATIONS
      		      		     (Unaudited)
		(Dollars shown in thousands, except  per share amounts)




						  Six Months Ended
						       June 30,                 Second Quarter
					       ----------------------          -----------------

                                          						 1997           1996           1997         1996
                                          						 ----           ----           ----         ----

  Commission and service income             $    22,343   $    21,400     $   11,379   $   11,285
  Premiums earned:
    Property & casualty                           3,085         3,825            776          826
    Credit life                                     151           363            137          238
  Net investment income                           1,507         1,248            799          588
  Other interest income                             376           187             79           69
  Realized gains (losses) on investments            218           194             (1)           0
  Other income                                        4            41              0           18
                                   					       --------     ---------       --------     --------
	Total revenue                                   27,684        27,258         13,169       13,024
                                    				       --------     ---------       --------     --------
  Expenses:
    Property and casualty:
      Losses and loss adjustment expenses         5,036         5,557          1,234        1,517
      Policy acquisition costs                      603           765             21           82
    Credit life benefits                            128           269            103          199
    Interest expense                                 33           125             16           40
    Other operating costs and expenses           20,073        18,783         10,700       10,067
                                    				       --------     ---------       --------      -------
	Total expenses                                  25,873        25,499         12,074       11,905
                                   					       --------     ---------       --------      -------

  Income from operations, before income tax       1,811         1,759          1,095        1,119

  Provision for (benefit from) income taxes          33           (90)            20          (98)
                                   					       --------     ---------       --------     ---------

  Net income                                $     1,778   $     1,849     $    1,075   $    1,217
                                    					       ========     =========       ========     ========

  Per share and common equivalent share:
    Net income                              $      0.28   $      0.42     $     0.17   $     0.26
                                    					      =========      ========        =======     ========
    Weighted average shares outstanding           6,285         4,407          6,393        4,602

  Pro-forma SFAS No. 128 basic earnings per share:
    Net income                                     0.28          0.42           0.17         0.26
                                    					      =========      ========        =======      =======
    Weighted average shares outstanding           6,285         4,407          6,393        4,602


  Change in value of marketable securities
    credited /(charged) directly to equity  $       (31)  $    (1,387)    $      444   $     (352)
                                     				      =========      ========        =======      ========









		     THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
			        CONSOLIDATED STATEMENTS OF CASH FLOWS
     			Increase in Cash and Short Term Investments
			                		(Unaudited)
			          (Dollars shown in thousands)


							                                                      Six Months Ended
								                                                           June 30,
							                                                    --------------------------
							                                                      1997              1996
                                                  							    ----              ----
Cash flows from operating activities:
  Net income                                            $    1,778      $    1,849
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation                                             491             483
      Realized gains on investments                           (218)           (194)
      Net change in assets and liabilities affecting
	cash flows from operating activities                        3,799          (8,727)
                                                  						   -------         -------
Net cash provided by (used in) operating activities          5,850          (6,589)
                                                 							   -------         -------
Cash flows from investing activities:
  Proceeds from investments sold                               297           1,281
  Proceeds from investments matured                          1,665           3,095
  Cost of investments acquired                                   -          (6,238)
  Proceeds from property and equipment sold                      -             113
  Purchases of property and equipment                         (124)           (627)
                                                  							   -------         --------
Net cash provided by (used in) investing acti                1,838          (2,376)
                                                  							   -------         --------
Cash flows from financing activities:
  Stock issued under stock option plans                        469               -
  Stock issued under exercise of warrants                        2               -
  Issuance of capital stock held in escrow                       -           6,250
  Issuance of capital stock                                  5,858           3,143
  Repayment of notes payable                                     -          (2,476)
                                                  							   -------         --------
Net cash provided by financing activities                    6,329           6,917
                                                  							   -------         --------

Net increase (decrease) in cash and short term
  investments                                               14,017          (2,048)
                                                   						   -------         --------
Cash and short term investments, January 1,                  2,664          16,649
                                                  							   -------         -------
Cash and short term investments, June 30,                $  16,681       $  14,601
                                                 							   =======         ======

Supplemental cash flow information:
  Cash paid for   - interest                             $       23      $    271
              		  - income taxes paid                    $       49      $     43
  Stock issued for consulting services                   $       90      $      -






           		THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
           		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SHARES OUTSTANDING

On April 10, 1997, the Company affected a 1 for 4 reverse stock split. All share and per share data in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retrospective basis.


NOTE 2.  PUBLIC OFFERING

During June and July 1997, the Company received proceeds from a public offering of common stock. The underwriters of the public offering offered for sale 2,853,089 shares of common stock at $7.00 per share, comprised of shares offered by the Company (1,000,000 shares) and a certain shareholder (1,853,089 shares). In July, the underwriters elected to exercise an option to purchase an additional 427,963 shares to cover over-allotments. Proceeds to the Company, net of certain expenses (including underwriting discount) was $5.9 million in the second quarter and is expected to be approximately $2.8 million in the third quarter. The proceeds derived from the sale of these shares by the Company will be retained for general corporate purposes, including possible acquisitions.


NOTE 3.  SUBSEQUENT EVENTS

On July 23, 1997, the Company entered into a Stock Purchase Agreement to acquire The Innovative Company, an insurance holding company based in Winston-Salem, North Carolina ("Innovative"). Innovative, through its subsidiary Universal Insurance Company ("Universal"), markets and underwrites nonstandard automobile insurance through independent agents primarily in North Carolina.

The agreement provides that the Company will acquire all of the outstanding capital stock of Innovative. The Company will issue 220,000 shares of convertible nonvoting special (preferred) stock with a liquidation value of $10.00 per share. The special stock will, subject to certain conditions, be convertible into 275,000 shares of the Company's common stock and be redeemable by the Company at a premium beginning August 15, 2000. In addition, the Company will invest approximately $1.8 million to liquidate Innovative indebtedness at the time of closing, and may additional cash not to exceed $400,000. The consummation of the acquisition is subject to the receipt of all necessary government and regulatory approvals.




		  THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

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

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):


                                          						June 30,         December 31,
FINANCIAL CONDITION                               1997               1996
                                               ----------        ------------


Total cash and investments                   $    55,199       $     42,944

Total assets                                     208,888             220,472

Total liabilities                                176,931             196,681


Shareholders' equity                              31,957              23,791
  	Per share                                        4.38                3.86





				                                   Six Months Ended    Three Months Ended
					                                       June 30,             June 30,
                             				       ________________     __________________
RESULTS OF OPERATIONS                   1997       1996       1997       1996
                                   					----       ----       ----       ----

Commission and service income       $  22,343  $  21,400  $  11,379   $  11,285
Premiums earned                         3,236      4,188        913       1,064
Investment and other interest income    1,883      1,435        878         657
Realized gains on investments             218        194        (1)          -
Other income                                4         41         -           18
                            				       ------     ------     ------      ------
Total revenue                       $  27,684  $  27,258  $  13,169   $  13,024
                            				       ------     ------     ------      ------

Net income                          $   1,778  $   1,849  $   1,075   $   1,217
                             			       ======      =====     ======       =====


Per share and common equivalent share:

	 Net income                        $    0.28  $    0.42  $    0.17   $    0.26
                   				                ======      =====     ======       ======
	 Weighted average shares
	     outstanding                       6,285      4,407      6,393        4,602






				Overview


Net income for the six months and three months ended June 30, 1997, respectively, of $1,778,000 and $1,075,000, represents a decrease of 3.8% and 11.7%, respectively, over the corresponding periods in 1996. Income per share results are impacted by the higher number of shares outstanding in 1997, and reflects for both periods the reverse stock split that became effective April 10, 1997.

Total revenues increased $426,000 and $145,000 (1.6% and 1.1%) for the six months and three months ended June 30, 1997, when compared to the
corresponding periods in 1996.   This increase in revenues is principally on
the strength of rising premium volumes for the business the Company services on behalf of the South Carolina Reinsurance Facility ("SC Facility"). In addition, investment income increased as a result of additional capital contributions during 1996.


			   Results of Operations

Six Months Ended June 30, 1997 and 1996
________________________________________

Commission & Service Income
---------------------------


Commission and service income for the six months ended June 30, 1997 increased $943,000, or 4.4%, to $22,343,000 from $21,400,000 for the six
months ended June 30, 1996.    Revenue the Company earns as a servicing
carrier for the SC Facility increased $1,251,000 due to increased volumes. Revenue the Company earns as a servicing carrier for the Federal Flood Insurance Program increased $373,000. This increase is related to a larger volume of claims during 1997, compared to 1996, partially offset by decreased revenue from lower premium volumes. During 1996, the Company acted as a servicing carrier for the Kentucky Fair Plan. This contract was canceled January 1, 1997. Revenue from this contract during 1996 was $521,000.


Property and Casualty Premiums Earned
-------------------------------------

Net property and casualty premiums earned for the six months ended June 30, 1997 decreased $740,000, or 19.3%, to $3,085,000 from $3,825,000 for the six months ended June 30, 1996. Premiums on property lines of business accounted for $623,000 of this decrease. The Company suspended writing all business, except as a servicing carrier ceding 100% of the risk, in the first half of 1995 and continued to earn premiums on this business into the first half of 1996. The Company began retaining some of the risk on automobile business in July 1996 and a very minimal amount of homeowners on January 1997.


Net Investment and Interest Income
----------------------------------

Net investment and other interest income for the six months ended June 30, 1997 increased $448,000, or 31.2% to $1,883,000 from $1,435,000 for the six
months ended June 30, 1996.   This increase is related to minimal earnings on
the capital infusions in the first half of 1996 primarily due to the fact that the Company did not earn interest on certain funds held in escrow until the third quarter of 1996.


Loss and Loss Adjustment Expenses
---------------------------------

Property and casualty loss and loss adjustment expenses incurred for the six months ended June 30, 1997 decreased $521,000, or 9.4%, to $5,036,000 from $5,557,000 for the six months ended June 30, 1996. This decrease corresponds in part to the decrease in premiums earned on the Company's non-automobile lines. Also included in loss adjustment expenses in 1997 is $296,000 related to the Company's storm claims and liability run-off services division that commenced operations in April 1996 with minimal expense in the first half of 1996.


Other Operating Costs and Expenses
----------------------------------

Other operating costs and expenses for six months ended June 30, 1997 increased $1,290,000, or 6.9%, to $20,073,000 from $18,783,000 for the six months ended June 30, 1996. This increase is related to the 4.4% increase in commission and service income and the Company's addition of new management. Salaries and fringes for the six months ended June 30, 1997 and 1996 were $5,847,000 and $4,682,000, respectively. Agent commissions included in other operating costs and expenses were $9,327,000 and $9,161,000 for the six months ended June 30, 1997 and 1996, respectively.




Three Months Ended June 30, 1997 and 1996
__________________________________________

Commission & Service Income
---------------------------

Commission and service income for the three months ended June 30, 1997 increased $94,000, or 0.8%, to $11,379,000 from $11,285,000 for the three months ended June 30, 1996. Revenue the Company earns as a servicing carrier for the SC Facility increased $252,000 due to increased premium volumes, partially offset by a decrease in revenue on the claims it services. During 1996, the Company acted as a servicing carrier for the Kentucky Fair Plan. This contract was canceled January 1, 1997. Revenue from this contract during the second quarter of 1996 was $266,000. Revenues the Company earns as an excess and surplus lines broker increased $132,000 during the second quarter of 1997, compared to the same period in 1996. This increase is due to the addition of multiple new markets and an increased emphasis on revenue growth.


Property and Casualty Premiums Earned
-------------------------------------

Net property and casualty premiums earned for the three months ended June
30, 1997 decreased $50,000, or 6.1%, to $776,000 from $826,000 for the three
months ended June 30, 1996.   The Company suspended writing retained risk
business in the first half of 1996 and earned minimal amounts in the second quarter of 1996. The majority of the premiums earned in the second quarter of 1996 and 1997 reflects the Company's participation in the North Carolina Reinsurance Facility's ("NC Facility") mandatory pool related to the business the Company cedes to the NC Facility.


Net Investment and Interest Income
----------------------------------

Net investment and other interest income for the three months ended June 30, 1997 increased $221,000, or 33.6%, to $878,000 from $657,000 for the three months ended June 30, 1996. This increase is primarily due to the additional capital infusion where the funds did not became available for investing until the third quarter of 1996.


Loss and Loss Adjustment Expenses
---------------------------------

Property and casualty loss and loss adjustment expenses incurred for the three months ended June 30, 1997 decreased $283,000, or 18.7%, to $1,234,000 from $1,517,000 for the three months ended June 30, 1996. This decrease corresponds to the decease in premiums earned on business for which the Company no longer retains risk.


Other Operating Costs and Expenses
----------------------------------

Other operating costs and expenses for three months ended June 30, 1997 increased $633,000, or 6.3%, to $10,700,000 from $10,067,000 for the three
months ended June 30, 1996.   Salaries and fringes for the three months ended
June 30, 1997 and 1996 were $2,750,000 and $2,404,000, respectively.  This increase is related to the Company's addition of new management. Agent commissions included in other operating costs and expenses were $4,953,000 and $4,120,000 for the three months ended June 30, 1997 and 1996, respectively.




			Liquidity and Capital Resources


Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

Net cash provided by operations for the six months ended June 30, 1997 was $5,760,000, compared to cash used in operations of $6,589,000 for the same period in 1996. The improvement in cash flows is attributable primarily to a $5,269,000 decrease in the Company's receivable from the Federal Flood Insurance Program as the storm losses from the fourth quarter of 1996 were reimbursed to the Company. The reinsurance recoverable on unpaid losses and loss adjustment expenses and ceded losses outstanding related to the Federal Flood Insurance Program also decreased in the amount of $11,585,000. Cash flows from investing activities for the six months ended June 30, 1997 were $1,838,000, primarily related to investment sales and maturities, resulting in a decrease in the Company's investments in debt securities from $40,217,000 at December 31, 1996 to $38,472,000 at June 30, 1997.

Net cash provided by financing activities of $6,419,000 during the six months ended June 30, 1997 includes net proceeds from a public offering of common stock. The Company received proceeds, net of certain expenses, of $5,858,000. During the third quarter of 1997, the Company will receive additional proceeds on the underwriters' election of the over-allotments of $2,786,000.




		THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

			PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their insurance and ancillary businesses.


Item 2.  Changes in Securities

See Part I.  Financial Information, Note 1 to the Financial Statements.


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

None.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					 THE SEIBELS BRUCE GROUP, INC.
					 ____________________________
						(Registrant)



Date:   August 14, 1997                   /s/John A. Weitzel
        ---------------           					  ----------------------------
	                                  				  John A. Weitzel
                                  					  Chief Financial Officer
                                   				  and Director


Date:   August 14, 1997                   /s/Ernst N Csiszar.
        --------------            					  ----------------------------
                                  					  Ernst N. Csiszar
                                   				  President and Director


Date:   August 14, 1997                   /s/Mary M. Gardner
        ---------------           					  ----------------------------
                                  					  Mary M. Gardner
					                                    Controller (Principal Accounting
                                  					  Officer)