Form 10-Q
period 1997-09-30
SEIBELS BRUCE GROUP INC
filed 1997-11-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
					     Washington, D.C.  20549

							   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997
			  or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,728,053 shares of Common Stock,$1 par value, at October 31, 1997.



[/TABLE]

						PART I.  FINANCIAL INFORMATION
						ITEM 1.  FINANCIAL STATEMENTS
					THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
						 CONSOLIDATED BALANCE SHEETS
						 (Dollars shown in thousands)



													 September 30,      December 31,
ASSETS                                                       1997              1996
Investments:                                              (Unaudited)
Debt securities, available for sale,  at market
  (cost of $38,966 at 1997 and $40,709 at 1996)           $  38,797         $     40,217
  Equity securities , at market (cost of $0 at
  1997 and $34 at 1996 )                                          1                   35
  Cash and short-term investments                            11,977                2,664
  Other long-term investments                                    28                   28
    Total cash and investments                               50,803               42,944
Accrued investment income                                       497                  772
Premiums and agents' balances receivable, net                 6,125                6,477
Reinsurance recoverable on paid losses and loss
  adjustment expenses                                        27,614               28,218
Reinsurance recoverable on unpaid losses and loss
  adjustment expenses                                        62,709               84,725
Property and equipment, net                                   4,497                5,194
Prepaid reinsurance premiums - ceded business                47,734               46,118
Deferred policy acquisition costs                                29                   96
Other assets                                                  6,384                5,928
							 ----------             --------
  Total assets                                          $   206,392         $    220,472
							 ==========             ========
LIABILITIES
Losses and claims:
  Reported and estimated losses and claims - retained   $    30,098         $     37,019
										-ceded business               53,221               74,735
  Adjustment expenses - retained business                     8,093               10,408
			       - ceded business               9,488                9,990
Unearned premiums:
  Property and casualty - retained business                   1,363                1,380
								   - ceded business      47,734               46,118
  Credit life                                                    76                  194
Balances due other insurance companies                       11,964                8,736
Other liabilities and deferred items                          8,295                8,101
							  ---------             --------
  Total liabilities                                         170,332              196,681
							  ---------             --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000
  shares, none issued and outstanding                            -                    -
Common stock, $1 par value, authorized 12,500,000 shares,
  issued & outstanding 7,726,856 shares (6,168,097 at
  1996)                                                      7,727                6,168
Additional paid-in capital                                  61,651               54,050
Unrealized (loss) on securities                               (213)                (536)
Accumulated deficit                                        (33,105)             (35,891)
							 ---------            ---------
  Total shareholders' equity                                36,060               23,791
							 ---------            ---------
  Total liabilities and shareholders' equity           $   206,392         $    220,472
							 =========            =========







					  THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
					CONSOLIDATED STATEMENTS OF OPERATIONS
										(Unaudited)
				(Dollars shown in thousands, except  per share amounts)




									       Nine Months Ended
											 September 30,                 Third Quarter
										1997          1996           1997          1996

  Commission and service income          $    33,353   $    32,908      $  11,010    $    11,508
  Premiums earned:
    Property & casualty                        4,717         6,105          1,632          2,280
    Credit life                                  192           419             41             56
  Net investment income                        2,292         2,046            785            798
  Other interest income                          471           628             95            441
  Realized gains on investments                  544           196            326              2
  Other income (expense)                           2           121             (2)            80
					    --------      --------       --------        -------
	Total revenue                                41,571        42,423         13,887         15,165
					    --------      --------       --------        -------
  Expenses:
    Property and casualty:
      Losses and loss adjustment expenses      6,632         8,915          1,596          3,358
      Policy acquisition costs                   951         1,668            348            903
    Credit life benefits                         152           318             24             49
    Interest expense                              49           142             16             17
    Other operating costs and expenses        30,951        28,178         10,878          9,395
					     -------       -------        -------        -------
	Total expenses                               38,735        39,221         12,862         13,722
					     -------       -------        -------        -------

  Income from operations, before income tax    2,836         3,202          1,025          1,443

  Provision for (benefit from) income taxes       50          (144)            17            (54)
					     -------       -------        -------        --------
  Net income                             $     2,786   $     3,346   $      1,008   $      1,497
					     =======       =======        =======        ========

  Per share and common equivalent share:
    Net income                            $     0.41   $      0.66   $       0.13   $       0.32
					     =======       =======        =======        ========
    Weighted average shares outstanding        6,757         5,833          7,685          4,689

  Pro-forma SFAS No. 128 basic earnings
  per share:
    Net income                            $     0.41   $      0.74   $       0.13   $       0.32
					     =======       =======        =======        =======
    Weighted average shares outstanding        6,757         4,501          7,685          4,689


 Change in value of marketable securities
  credited /(charged) directly to equity $       323   $    (1,338)  $        354   $         49
					     =======       =======        =======        ========








							THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
								CONSOLIDATED STATEMENTS OF CASH FLOWS
						      Increase in Cash and Short Term Investments
											(Unaudited)
								    (Dollars shown in thousands)


														   Nine Months Ended
															   September 30,
															 1997            1996
Cash flows from operating activities:
  Net income                                              $     2,786     $     3,346
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation                                                625             724
      Realized gains on investments                              (544)           (196)
      Net change in assets and liabilities affecting
	cash flows from operating activities                           (5,031)        (12,422)
							       --------        --------
Net cash provided by (used in) operating activities             (2,164)         (8,548)
							       --------        --------
Cash flows from investing activities:
  Proceeds from investments sold                                   366           1,343
  Proceeds from investments matured                              1,665           3,095
  Cost of investments acquired                                       -          (7,283)
  Proceeds from property and equipment sold                        521             116
  Purchases of property and equipment                             (138)           (766)
							       --------        --------
Net cash provided by (used in) investing activities              2,414          (3,495)
							       --------        --------
Cash flows from financing activities:
  Stock issued under stock option plans                            483              -
  Stock issued under exercise of warrants                            2              -
  Repurchase of Treasury Stock                                       -              (3)
  Issuance of capital stock                                      8,578           9,330
  Repayment of notes payable                                         -          (2,476)
							       -------         --------
Net cash provided by financing activities                        9,063           6,854
							       -------         --------

Net increase (decrease) in cash and short term
  investments                                                    9,313          (5,189)

Cash and short term investments, January 1,                      2,664          16,649
							       -------        --------
Cash and short term investments, September 3                $   11,977        $ 11,460
							       -------        --------

Supplemental cash flow information:
  Cash paid for   - interest                                $       36        $    319
			  - income taxes paid                                    $       69        $     43
  Stock issued for consulting services                      $       97        $      -
  Cancellation of shares issued to Directors in June
      1995                                                  $        -         $     10




						THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SHARES OUTSTANDING

On April 10, 1997, the Company affected a 1 for 4 reverse stock split. All share and per share data in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retrospective basis.


NOTE 2.  PUBLIC OFFERING

During June and July 1997, the Company received proceeds from a public offering of common stock. The underwriters of the public offering offered for sale 2,853,089 shares of common stock at $7.00 per share,comprised of shares offered by the Company (1,000,000 shares) and a certain shareholder (1,853,089 shares). In July, the underwriters elected to exercise an option to purchase an additional 427,963 shares to cover over-allotments. Proceeds to the Company, net of certain expenses (including underwriting discount) was $8.6 million.
The proceeds derived from the sale of these shares by the Company will be retained for general corporate purposes, including possible acquisitions.


NOTE 3.  COMMITMENT

On July 23, 1997, the Company entered into a Stock Purchase Agreement to acquire The Innovative Company, an insurance holding company based in Winston-Salem, North Carolina ("Innovative"). Innovative, through its subsidiary Universal Insurance Company ("Universal"), markets and underwrites nonstandard automobile insurance through independent agents primarily in North Carolina.

The agreement provides that the Company will acquire all of the outstanding capital stock of Innovative. The Company will issue 220,000 shares of convertible nonvoting special (preferred) stock with a liquidation value of $10.00 per share. The special stock will, subject to certain conditions, be convertible into 275,000 shares of the Company's common stock and be redeemable by the Company at a premium beginning August 15, 2000. In addition, the Company will invest approximately $1.8 million to liquidate Innovative indebtedness at the time of closing. The consummation of the acquisition is subject to the receipt of all necessary government and regulatory approvals.


NOTE 4.  SALE OF PROPERTY

During the third quarter of 1997, the Company received consideration of $485,000 from property it sold to an unaffiliated entity. The property had a book value of $138,000 and consisted of a building and the related land.
The net gain of $347,000 included certain expenses related to the sale.



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

The following table indicates the more significant financial comparisons with the applicable prior periods (amounts shown in thousands, except per share amounts):

									  September 30,       December 31,
FINANCIAL CONDITION                                1997               1996

Total cash and investments                     $   50,803          $   42,944

Total assets                                      206,392             220,472

Total liabilities                                 170,332             196,681

Shareholders' equity                               36,060              23,791
	Per share                                           4.67                3.86


								Nine Months Ended         Three Months Ended
									September 30,             September 30,
RESULTS OF OPERATIONS             1997        1996          1997         1996

Commission and service
     income                   $  33,353       32,908      $  11,010     $ 11,508
Premiums earned                   4,909        6,524          1,673        2,336
Investment and other
     interest income              2,763        2,674            880        1,239
Realized gains on investments       544          196            326            2
Other income                          2          121             (2)          80
			       --------     --------        --------     -------
	Total revenue                $  41,571     $ 42,423      $   13,887    $ 15,165
							   --------     --------        --------     -------
Net income                    $   2,786     $  3,346      $    1,008    $  1,497
							   ========     ========        ========     =======
Pro-forma SFAS No. 128
 basic earnings per share:
	  Net income                $    0.41     $   0.74      $     0.13    $   0.32

   Weighted average shares
	  outstanding                  6,757        4,501           7,685       4,689



				   Overview

For the nine month period ended September 30, 1997, net income was $2.8 million, down 16.7% from $3.3 million posted for the first nine months of 1996. Net income per share was $0.41 compared with $0.74 for the nine month period in 1996, on 50.1% more average shares outstanding related primarily to the Company's secondary stock offering in June 1997.

Net income for the quarter ended September 30, 1997 fell 32.7% to $1.0 million from $1.5 million for the last year's quarter. Net income per share for the quarter was $0.13 compared with $0.32 for the third quarter of 1996, on 63.9% more average shares outstanding.


			     Results of Operations

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

Commission & Service Income

Commission and service income for the nine months ended September 30, 1997 increased $445,000, or 1.4%, to $33,353,000 from $32,908,000 for the nine
months ended September 30, 1996.   Revenue the Company earns as a servicing
carrier for the South Carolina Reinsurance Facility ("SC Facility) increased $2,104,000 due to increased volumes.
Revenue the Company earns servicing claims for the National Flood Insurance Program decreased $439,000.
This decrease in claims revenues for the first nine months of 1997 comes from a lack of storm-related claims in the third quarter of 1997, compared to the third quarter of 1996. In addition, during 1996, the Company acted as a servicing carrier for the Kentucky Fair Plan. This contract was canceled January 1, 1997. Revenue from this contract during the first nine months of 1996 was $796,000.


Property and Casualty Premiums Earned

Net property and casualty premiums earned for the
nine months ended September 30, 1997 decreased $1,615,000, or 24.8%, to
 $4,909,000 from $6,524,000 for the nine months ended September 30, 1996. Premiums earned on property lines of business accounted for $858,000 of this decrease.  The Company suspended writing all business, except as a servicing carrier ceding 100% of the risk, in the first half of 1995 and
continued to earn premiums on this business into the first half of 1996.   The
Company began retaining some of the risk on automobile business in July 1996 and a very minimal amount of homeowners in January 1997. The remaining decrease in premiums earned is derived from the Company's participation in mandatory pools and associations, the largest being the North Carolina Reinsurance Facility.


Net Investment and Interest Income

Net investment and other interest income for the nine months ended September 30, 1997 increased $89,000, or 3.3% to $2,763,000 from $2,674,000 for the nine months ended September 30, 1996.

Loss and Loss Adjustment Expenses

Property and casualty loss and loss adjustment expenses incurred for the nine months ended September 30, 1997 decreased $2,283,000, or 25.6%, to $6,632,000 from $8,915,000 for the nine months ended September 30, 1996. This decrease corresponds to the decrease in the Company's premiums earned.


Other Operating Costs and Expenses

Other operating costs and expenses for nine months ended September 30, 1997 increased $2,773,000, or 9.8%, to $30,951,000 from $28,178,000 for the nine months ended September 30, 1996. Additional expenses related to salaries and professional fees accounted for $2,637,000 of this increase.


Three Months Ended September 30, 1997 and 1996
----------------------------------------------

Commission & Service Income

Commission and service income for the three months ended September 30, 1997 decreased $498,000, or 4.3%, to $11,010,000 from $11,508,000 for the three months ended September 30, 1996. Revenue the Company earns as a servicing carrier for the SC Facility increased $853,000 due to increased volumes. Commission income the Company earns servicing claims for the National Flood
 Insurance Program decreased $977,000 due to a lack of storm-related claims in the third quarter of 1997, compared to the third quarter of 1996. During 1996, the Company acted as a servicing carrier for the Kentucky Fair Plan. This contract was canceled January 1, 1997. Revenue from this contract during the third quarter of 1996 was $275,000.


Property and Casualty Premiums Earned

Net property and casualty premiums earned for the three months ended September 30, 1997 decreased $663,000, or 28.4%, to $1,673,000 from $2,336,000 for the three months ended September 30, 1996. The Company suspended writing retained risk business in the first half of 1996 and earned minimal amounts in the third quarter of 1996. The majority of the premiums earned in the third quarter of 1996 and 1997 were derived from the Company's participation in mandatory pools and associations, the largest being the North Carolina Reinsurance Facility.


Net Investment and Interest Income

Net investment and other interest income for the three months ended September 30, 1997 decreased $359,000, or 29.0%, to $880,000 from $1,239,000 for the three months ended September 30, 1996. This decrease is primarily due to $443,000 of interest income related to the Company's participation in mandatory pools and associations in the third quarter of 1996 that was not present in the same quarter of 1997.


Loss and Loss Adjustment Expenses

Property and casualty loss and loss adjustment expenses incurred for the three months ended September 30, 1997 decreased $1,762,000, or 52.5%, to $1,596,000 from $3,358,000 for the three months ended September 30, 1996. This decrease principally corresponds to the decease in premiums earned.


Other Operating Costs and Expenses

Other operating costs and expenses for three months ended September 30, 1997 increased $1,483,000, or 15.8%, to $10,878,000 from $9,395,000 for the three months ended September 30, 1996. Additional expenses related to salaries and professional fees accounted for $1,284,000 of this increase.


Liquidity and Capital Resources

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

Net cash used by operations for the nine months ended September 30, 1997 and
 1996 was $2,164,000 and $8,549,000, respectively. The improvement in cash flows is attributable primarily to a $5,469,000 decrease in the Company's receivable from the National Flood Insurance Program as the storm losses from the fourth quarter of 1996 were reimbursed to the Company.

Cash flows from investing activities for the nine months ended September 30, 1997 were $2,414,000, primarily related to investment sales and maturities, resulting in a decrease in the Company's investments in debt securities from $40,217,000 at December 31, 1996 to $38,797,000 at
September 30, 1997.

Net cash provided by financing activities of $9,063,000 during the nine months ended September 30, 1997 includes net proceeds from a public offering of common stock. The Company received proceeds, net of certain expenses, of $8,578,000.



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

									THE SEIBELS BRUCE GROUP, INC.
					    -----------------------------
											(Registrant)



Date:   November 14, 1997                 /s/John A. Weitzel
					  --------------------
									     John A. Weitzel
									    ( Chief Financial Officer
									     and Director)


Date:   November 14, 1997                 /s/Ernst N. Csiszar
					  --------------------
									     Ernst N. Csiszar
								    (President and Director)



Date:   November 14, 1997                 /s/Mary M. Gardner
					  --------------------
									     Mary M. Gardner
									     Controller (Principal
									     Accounting Officer)