Form 10-K
period 1997-12-31
SEIBELS BRUCE GROUP INC
filed 1998-03-25
CIK 276380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
                                 ANNUAL REPORT
 (Mark one)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1997
                                       or

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from ____________________ to   ______________________


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

  [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 2, 1998: $57,971,055.

The number of shares outstanding of the registrant's common stock as of March 2, 1998: 7,729,474.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement in connection with the annual meeting to be held May 20, 1998 are incorporated by reference into Part III.

                               TABLE OF CONTENTS


Table of Contents.........................................................................  i

Abbreviations.............................................................................  ii

                                             PART I
                                             ------

Item 1.     Business......................................................................   1

Item 2.     Properties....................................................................   8

Item 3.     Legal Proceedings.............................................................   8

Item 4.     Submission of Matters to a Vote of Security Holders...........................   8

                                             PART II
                                             -------

Item 5.     Market for the Registrant's Common Stock and Related
            Security Holder Matters.......................................................   11

Item 6.     Selected Financial Data.......................................................   12

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................................   13

Item 8.     Financial Statements and Supplementary Data...................................   23

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................................   49

                                             PART III
                                             --------

Item 10.    Directors, Executive Officers, Promoters and
            Control Persons of the Registrant.............................................   49

Item 11.    Executive Compensation........................................................   49

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management................................................................   49

Item 13.    Certain Relationships and Related Transactions................................   49

                                             PART IV
                                             -------

Item 14.    Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K...........................................................   49

Signatures................................................................................   52

                                 ABBREVIATIONS


The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

   FASB . . . . . . . .   Financial Accounting Standards Board

   FEMA . . . . . . . .   Federal Emergency Management Administration

   GAAP . . . . . . . .   Generally Accepted Accounting Principles

   IBNR . . . . . . . .   Incurred-But-Not-Reported

   Innovative . . . . .   The Innovative Company

   JUA  . . . . . . . .   Joint Underwriting Association

   KIC  . . . . . . . .   Kentucky Insurance Company

   LAE  . . . . . . . .   Loss Adjustment Expenses

   MGA  . . . . . . . .   Managing General Agent

   NAIC . . . . . . . .   National Association of Insurance Commissioners

   NCCI . . . . . . . .   National Council on Compensation Insurance

   NC Facility  . . . .   North Carolina Reinsurance Facility

   NFIP . . . . . . . .   National Flood Insurance Plan

   PBP  . . . . . . . .   Premium Budget Plan

   RBC  . . . . . . . .   Risk Based Capital

   SAP  . . . . . . . .   Statutory Accounting Principles

   SBIG . . . . . . . .   The Seibels Bruce Group, Inc. (also the "Company")

   SBC  . . . . . . . .   Seibels Bruce & Company

   SCIC . . . . . . . .   South Carolina Insurance Company

   SC Facility  . . . .   South Carolina Reinsurance Facility

   Universal  . . . . .   Universal Insurance Company

   WYO  . . . . . . . .   Write-Your-Own

                                    PART I

Item 1.   Business

DEVELOPMENT OF BUSINESS

The Seibels Bruce Group, Inc., a South Carolina corporation (the "Company"), is a provider of automobile, flood and other property and casualty insurance products and services through independent agents primarily in the southeastern United States. The Company, founded in 1869, believes that its historic franchise, strong agent relationships and regional market knowledge uniquely position it to grow its fee-based operations as well as the risk-bearing operations that are traditional of property-casualty insurance carriers. A new management team introduced in the second quarter 1995, coupled with a revitalized employee group, instituted a focused strategy that has dramatically improved the Company's financial position. Seibels Bruce is one of three servicing carriers for the South Carolina Reinsurance Facility ("SC Facility"), a state-sponsored plan for insuring South Carolina drivers outside the voluntary market. The Company recently began to bear risk on its automobile operations and acquired The Innovative Company ("Innovative"), and its wholly owned subsidiary, Universal Insurance Company ("Universal"), a nonstandard automobile carrier headquartered in North Carolina, to realize growth and expertise in this arena. Seibels Bruce is also a leading provider in the National Flood Insurance Program ("NFIP"). The Company offers commercial lines insurance products, all of which are reinsured by A+ rated carriers. To complement its flood insurance products, the Company has a catastrophe claims adjustment service, Insurance Network Services. The Company is committed to turning its business opportunities into shareholder value.

Seibels Bruce is the parent company of South Carolina Insurance Company ("SCIC"), Seibels Bruce & Company ("SBC"), Innovative and its wholly-owned subsidiary, as well as a premium financing subsidiary, Premium Budget Plan, Inc. ("PBP"). SCIC consists of a group of property and casualty insurance companies headquartered in South Carolina and Kentucky. SBC has served as a Managing General Agent ("MGA"), and houses the Company's catastrophe claims adjustment service division.

The following table sets forth the sources of the Company's revenue for the periods indicated (dollars in thousands):


                                            1997               1996              1995
                                            ----               ----              ----
Current operations:
  Fee and service operations:
    SC Facility premium-based fees        $ 15,799          $ 14,556           $ 13,451
    SC Facility claim-based fees            11,253            10,638             14,343
    Flood premium-based fees                 8,961             8,340              9,408
    Flood claim-based fees                   1,431             4,415              2,863
    Other state facilities                     118             1,390              2,613
    MGA                                      4,473             6,170              6,734
    Brokerage and other                      2,015               910                160
  Risk operations:
    Nonstandard automobile                     983                71                -
    Other                                      177               -                  -
    Assumed from pools and associations      4,894             5,819              1,232
                                          --------          --------           --------

Total current operations                    50,104            52,309             50,804
Premiums from run-off risk operations          737             1,774             10,042
                                          --------          --------           --------


Total                                     $ 50,841          $ 54,083           $ 60,846
                                          ========          ========           ========

Fee Generating Activity

The Company has acted as a servicing carrier for the SC Facility since the state sponsored plan's inception in 1974. The SC Facility was designed to insure South Carolina drivers unable to obtain insurance in the voluntary market. Currently, approximately 42% of all drivers in the state are covered by the SC Facility. Additionally, voluntary insurance companies are able to cede up to 35% of their liability premiums to the SC Facility. Business ceded from the voluntary insurers constituted approximately $277 million of the $485 million in premiums written in the SC Facility at its September 30, 1997 fiscal year end. The remaining $208 million was written by "Designated Agents," who underwrite automobile insurance exclusively for the SC Facility.

As a servicing carrier for the SC Facility, the Company receives a percentage of the premiums written and claims paid as a commission for handling policy production and claims adjustment services. The Company must pay the Designated Agent a commission on the premium for policies written by them. All premiums written as a servicing carrier are ceded to the SC Facility. When a policyholder whose premium has been ceded to the SC Facility by either a servicing carrier or a voluntary insurance company incurs a loss, that issuing company adjusts the loss and is reimbursed for the loss and expenses by the SC Facility.

Throughout its history, the SC Facility has operated at a deficit. The deficit is subsidized by all South Carolina drivers who are assessed a "recoupment fee" in addition to their insurance premium. The deficits have been due, in large part, to the fact that automobile insurance premium rates for drivers insured by the SC Facility have been inadequate to support the SC Facility on a self-sustaining basis.

In June, 1997, the South Carolina Legislature passed reform legislation which will reorganize the SC Facility over a transition period. In particular, the legislation will replace the SC Facility with a Joint Underwriting Association ("JUA") starting March 1, 1999 through March, 2002. Thereafter, the JUA will be replaced with an Assigned Risk Plan. Designated Agents became eligible on July 1, 1997 to write voluntary automobile insurance on behalf of any private insurer with whom they elect to contract. The Company believes the proposed reorganization is likely to result in rates increasing to a self-sustaining level, thereby triggering a voluntary exit from the SC Facility by insureds able to obtain more attractive rates in the voluntary market. To this end, the Company began offering a voluntary automobile program in October, 1997. The Company believes it is in a good position to capture many of these insureds as they enter the voluntary market.

Flood

The Company also functions as a servicing carrier for the WYO federal flood facility of the NFIP, for which it receives commissions on written premiums and incurred losses for handling policy production and claims adjusting services. The Company writes this business in almost every state, with its primary volume being produced in the southeast and along the eastern coast. In February, 1998, the Company hired five additional sales people to increase flood writings throughout the United States. The areas targeted are the Northeast, Midwest, California and Florida. During the fourth quarter of 1997, the company made an investment in the form of both debt and equity into Sunshine State Holding Company. The Company has also entered into a joint marketing agreement with Sunshine State Insurance Company ("Sunshine"), the insurance subsidiary of Sunshine State Holding Company, a Florida-based writer of homeowners insurance. Under this agreement, the Company's agents in Florida will have access to homeowners insurance through Sunshine State and Sunshine State agents will have access to flood insurance through one of the Company's insurance subsidiaries. The Company owns approximately 23% of the stock of Sunshine's parent corporation. This business is directly related to catastrophic events which produce flooding, and tends to be seasonal as coverages are most actively sought by insureds during hurricane and other flood-related seasons. The Company's coverage areas remained relatively unscathed in 1997, as hurricane activity was minimal as compared to 1996 and 1995.

Other Insurance Lines

The Company sells commercial lines products, including commercial automobile insurance, commercial package policies, business owner policies, garage packages and umbrella policies. From May, 1993 through January, 1998, these policies were sold by the Company in its capacity as a Managing General Agent. As such, the underwriting risk associated with the policies has been borne by an unaffiliated third party. In exchange for a commission, the Company sold, issued policies and performed underwriting and claims services for the issuing carrier for risks in Georgia, Kentucky, North Carolina, South Carolina and Tennessee. Effective in February, 1998, the Company began to underwrite these policies as the issuing carrier on a risk basis. While the business has produced favorable loss ratios in recent years for the issuing carrier, the Company has not enjoyed profitable results from its Managing General Agency relationship. Accordingly, the Company recently terminated its arrangement with such unaffiliated third party effective during the first quarter of 1998. In its new capacity as the retainer of these risks, the Company will be able to establish its own underwriting standards, develop new products, improve agency retention and recruitment, reduce operating expenses, and further improve loss ratios.

Property and Casualty Insurance Underwriting

Effective in October, 1997, the Company began to actively solicit new business from South Carolina automobile insureds for which the risk will, at least in part, be retained by the Company. Effective in December, 1997, the Company began to offer policies to insureds whose policies were expiring. Given the short time frame that such policies were offered during 1997, relatively little net earned premium is reflected as revenue in the 1997 income statement.

Underwriting activities for business on which the Company retains insurance risks are designed to achieve adequate pricing, and seek to classify risks into narrowly defined segments by using all available underwriting criteria and credible historical data. The Company generally utilizes many factors in determining its rates, including the number of vehicles, their type, age and location, driving experience, number and type of convictions or accidents, limits of liability, deductibles, and where allowed by law; sex and marital status of the insured. Premium rates for automobile insurance generally are subject to approval of state insurance departments. The rate approval process varies from state to state.

As a consequence of the December 1, 1997 acquisition of Innovative, the Company is engaged in underwriting activities for nonstandard automobile policies in several other states, principally North Carolina. The underwriting activities of Innovative, through its principal subsidiary, Universal, are similar to the activities anticipated in South Carolina as the Company begins to retain insurance risks. For the year ended December 31, 1997, Universal had direct written premiums of approximately $31 million, and net earned premiums of $8.3 million. Only one month of such activity is reflected in the consolidated financial statements of the Company.

Effective February 1, 1998, the company began retaining risk in its commercial lines. Prior to February, the company acted in the capacity of a general agent for an unaffiliated insurer. In its capacity as a general agent, the company underwrote and settled claims for the unaffiliated insurer. These policies consist of business owners, general liability, commercial auto and umbrella policies for main street businesses.

In 1995, the Company voluntarily ceased writing insurance that was not 100% reinsured and put many of its lines of business into run-off. Since 1994, the Company has continued to collect premiums and pay losses on this business. In 1997, run-off accounted for approximately one percent of the Company's revenues and approximately three percent in 1996.

Claims Operations

The Company services and adjusts claims for its retained business, servicing carrier functions and MGA services. Since 1994, the Company has focused efforts on utilizing its employee adjusters for handling of claims, thus allowing a reduction in usage of outside adjusters and corresponding reduction in LAE expenses. Through the earlier involvement of the Company's claims personnel in the claims process, the Company has recognized lower overall adjustment expenses.

The Company, by virtue of its experience with weather-related catastrophes, has developed a comprehensive catastrophe plan designed to maximize customer service in the event of such a catastrophe. This plan has been particularly useful with the widespread incidence of flood claims in 1994 through 1996.

Insurance Network Services, a catastrophe claims handling operation and wholly owned subsidiary of the Company, was formed and began operating in 1996. The division earned revenues of $0.2 million in 1997 and $0.4 million in 1996. Revenues in 1997 were less than the previous year due to the lack of weather related catastrophic events in serviced areas during 1997.

Management, in conjunction with the Company's independent actuaries, reviews the loss reserves to evaluate their adequacy. Such review is based upon past experience and current circumstances and includes an analysis of reported claims, an estimate of losses for IBNR claims, estimates for LAE, reductions for salvage/subrogation reserves, second injury funds and assumed reinsurance losses. Management believes the reserves are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

Reinsurance

The Company currently reinsures 50% of its nonstandard automobile business in South Carolina and 40% of its business in other states under separate pro-rata reinsurance agreements with groups of reinsurers. This type of reinsurance is designed to increase the capacity of the Company to write new and renewal business. The Company cedes a portion of the premiums to the reinsurers net of a ceding commission, and collects the same portion of claims payments from the reinsurers. The lead reinsurer for the South Carolina business is Hartford Insurance Company, while the reinsurers in other states are Gerling Global Reinsurance Corporation and TIG Reinsurance Company.

Effective February, 1998, the Company reinsures its commercial lines business on a per risk excess of loss basis. The Company will retain $100,000 per risk, and will cede the excess to American Re Insurance Company. Effective in April 1998, the Company will purchase catastrophe coverage for its commercial and personal lines of business.

Prior to suspending underwriting operations in the first half of 1995, the Company reinsured a portion of its risks. Business was ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large catastrophic occurrences. The Company's principal reinsurer under the prior agreements, in terms of the amount of reinsurance recoverable on incurred losses, is Swiss Reinsurance American Corporation.

Reinsurance does not legally discharge an insurer from its primary liability on the policies it issues, but an assuming reinsurer is liable to the insurer to the extent of reinsurance ceded. Therefore, the Company is subject to credit risk with respect to the obligations of its reinsurers. The Company evaluates the financial condition of each prospective reinsurer before it cedes business to the carrier. Reserves for uncollectable reinsurance are provided if deemed necessary.

In its capacity as a servicing carrier, the Company issues policies for automobile and flood insurance then reinsures 100% of these risks with the SC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes these balances from the SC Facility and the NFIP are fully collectable.

Other

From January, 1994 until December, 1996, the Company provided services to the Kentucky Fair Plan, a homeowners residual market. That servicing role was resumed by the state of Kentucky as of December 1996. Prior to December, 1997, the Company assisted subagents in providing excess and surplus lines coverage for difficult or unusual risks. The business was sold effective in December, 1997. The Company will collect immaterial amounts of revenue as the buyer renews policies through 2001. The Company continues to runoff remaining policies on its inactive life insurance subsidiary.

In the acquisition of Innovative, the Company acquired PBP, a premium financing company. In 1997, PBP had total operating income of $1.2 million. Only one month of such activity is reflected in the 1997 consolidated financial statements of the Company. Premium finance is an important competitive factor in selling nonstandard automobile insurance in North Carolina.

Investment and Investment Results

The Company's cash and investments were distributed as follows at December 31, 1997 and 1996 (in thousands):

                                                            1997                   1996
                                                            ----                   ----
                                                 Asset Values      %     Asset Values        %
                                                 ------------      -     ------------        -
           U. S. Government and government
             agencies and authorities             $ 38,624        74.6     $ 40,102        93.4
           States, municipalities and
             political subdivisions                  2,289         4.4          115         0.3
           Corporate bonds                           1,021         2.0           -           -
                                                  --------      ------     --------       ------
             Total debt securities                  41,934        81.0       40,217        93.7
           Cash & short term investments             8,922        17.2        2,664         6.2
           Equity securities                           915         1.8           35         0.1
           Other long term Investments                  22          -            28          -
                                                  --------      ------     --------       ------
             Total cash and investments           $ 51,793      100.0%     $ 42,944       100.0%
                                                  ========      ======     ========       ======

Asset values represent market values at December 31, 1997 and 1996, respectively. During the fourth quarter of 1997, the Company invested $1.4 million into Sunshine State Holding Company. This investment was a combination of $0.8 million in equity and $0.6 million in loans. The equity investment is greater than 20% of the equity of Sunshine State Holding Company, therefore the Company's equity in the undistributed earnings of the affiliate are reported in earnings.

The following table sets forth the consolidated investment results for the three years ended at December 31, 1997 (in thousands):

                                                                    1997                1996                1995
                                                                    ----                ----                ----
           Total investments (1)                                 $ 53,078           $ 47,614              $ 53,841
           Net investment income                                 $  3,121              3,006                 3,176
           Average yield                                              5.9%               6.3%                  5.9%
           Net realized investments gains (losses)               $    529           $    (14)             $    164


(1) Average of the aggregate invested amounts (market values) at the beginning of the year, as of June 30 and as of the end of the year.

Regulation

State Regulation. Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency which must be met and maintained by insurers, license insurers and agents; and to approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

Most states have enacted legislation which regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Four of the Company's insurance subsidiaries are domiciled in the state of South Carolina and are principally regulated by the South Carolina Department of Insurance. Universal is domiciled in North Carolina and is principally regulated by the North Carolina Department of Insurance. KIC is domiciled in Kentucky and is principally regulated by the Kentucky Department of Insurance.

Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. South Carolina, North Carolina and Kentucky insurance laws, rather than federal bankruptcy laws, would apply to the liquidation or reorganization of any of the Company's insurance companies. An examination of SCIC, Consolidated American Insurance Company, Catawba Insurance Company and Investors National Life Insurance Company of South Carolina as of December 31, 1996, is in process. Examinations have been completed of Universal as of December 31, 1995, and of Kentucky Insurance Company as of June 30, 1995.

NAIC Guidelines. The NAIC has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action against insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 1997, all of the insurance subsidiaries have ratios that are in excess of the level which would prompt regulatory action.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other permitted payments from its subsidiaries and affiliates.

North Carolina and South Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least 30 days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under the statutes and regulations.

The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31.

The South Carolina Insurance Holding Regulatory Act provides that, without prior approval of the Director of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of SCIC's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) SCIC's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement.

Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. If the ability of SCIC and the Company's other insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to service its debt and/or pay dividends.

Required Participation

State Residual Market Plan. Most states in which the Company's property and casualty insurance group writes business have collective pools, underwriting associations, reinsurance facilities (the largest being the SC Facility and NC Facility), assigned risk plans and or other types of residual market plans, pursuant to which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's share of the voluntary market in a given state.

South Carolina Automobile. The SC Facility is an unincorporated, non-profit administrative service association of insurers. The SC Facility is supported by the majority of the automobile insurers doing business in the state of South Carolina and provides a mechanism for the insurance companies to cede mandated high-risk coverages under automobile policies, and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina is required to participate in the SC Facility.
When policyholders whose premiums have been ceded through the SC Facility incur a loss, the member company which issued the policy adjusts the loss and subsequently is reimbursed for the loss and expenses by the Facility. The SC Facility has also created a pool of "Designated Agents", which are agencies usually comprised of a single independent agent who lost his or her access to the voluntary automobile market. Designated Agents are assigned to one of the Facility's servicing carriers. Prior to October 1, 1996, the cession of retention of physical damage was dictated by whether or not the risk was "pointed" or "clean". Only clean risk physical damage could be ceded to the SC Facility prior to October 1, 1996. Effective October 1, 1996, however, physical damage was removed from the mandate, and the SC facility agreed to accept any physical damage, pointed or clean, provided the Facility-filed rates were used.

1997 Legislation. In 1997, the South Carolina State General Assembly passed legislation which transforms the SC Facility into a Joint Underwriting Association (JUA) effective March 1, 1999. Beginning March 1, 1999, insurance companies may no longer cede new business to the SC Facility. Non-servicing Carriers may continue to cede renewals to the SC Facility until October 1, 1999 and Servicing Carriers may continue to cede renewals to the SC Facility until March 1, 2002. All renewals ceded after March 1, 1999 must be ceded at the rate level approved for the SC Facility. The new JUA will begin accepting business on March 1, 1999. It is anticipated that the initial rate level for the JUA will be approximately 50% to 60% above the current SC Facility rate. The JUA will remain in existence for a three-year period at which time it is to be transformed into an Assigned Risk Plan. The legislation allowed for the current Designated Agents to receive voluntary contracts without jeopardizing their Designated Agent Status.

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

Competition and Other Factors

The Company operates in highly competitive industry markets. Many of its competitors have greater financial resources and higher ratings from A. M. Best than the Company. In general, the Company competes with both large national writers and smaller regional companies in each state in which it operates. These competitors include other companies that, like the Company, serve the agency market, as well as companies that sell insurance directly to policyholders. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base, and, potentially, reduced acquisition costs.

Nonstandard Automobile Insurance Business. The Company is one of three servicing carriers for the SC Facility. The Company competes with the major carriers for nonstandard voluntary automobile business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to match such price decreases, choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds.

The South Carolina Legislature has instituted reform legislation which will reorganize the SC Facility over a three-year transition period into a JUA. The Company believes that one result of the proposed reorganization will be that the SC Facility rates will increase to a level that will trigger a voluntary exit from the SC Facility by customers able to obtain more attractive rates in the voluntary market. In this event, the Company feels there will be an opportunity to attract those customers to the Company's nonstandard automobile insurance products, and, eventually, into standard and preferred automobile products. In particular, the Company believes its Designated Agent relationships, its underwriting data and experience with the SC Facility and knowledge of the South Carolina automobile insurance market will allow it to obtain additional business.

Competition in the North Carolina market is driven not only by price, but also by premium financing. The North Carolina market is sensitive to the down payment required on a nonstandard automobile policy. The Company, through PBP, plans to offer down payments which are similar to its competitors.

Flood Program. Factors influencing the choice of a competitor over the Company include a competitor's ability to offer homeowners or other property products to agents, and a competitor's ability to increase commission rates and on-line policy issuance capability. The Company has been impacted by not having a homeowners product to compliment its flood insurance especially in Florida; thus, the Company signed the joint marketing agreement with Sunshine which gives the Company's agents access to a homeowners product.

Commercial Lines/MGA Operations. As the Company resumes writing risk-bearing commercial business in 1998, new competition factors arise. The Company will continue to focus on small businesses in developing its "Main Street" book of business, but competition in this market is intense. The Company will be competing with the large national and regional carriers, many with higher A.M. Best ratings than the Company, which influences the decisions of many commercial insurance customers. In addition, companies offering workers' compensation coverage may reap some competitive advantage. The Company is reinsuring its book of business with A+ rated carriers to try and lessen the effects of not having a rating. The Company is also investigating certain niche markets in which it believes the competition will be less, and a lack of a rating will have little impact.

Employees

At December 31, 1997, the Company and its subsidiaries employed a total of 397 employees.

Item 2.  Properties

The Columbia, South Carolina headquarters, containing approximately 141,000 square feet of occupied space, is owned by the Company and used primarily by its property and casualty insurance operations. The Winston-Salem, North Carolina office houses Innovative and Universal. That office contains approximately 18,000 square feet, and is leased through an arrangement with a term through 2005. Some additional premises are leased by the Company in locations in which they operate. Management believes that these facilities are adequate for the current level of operations. The company sold one of its auxiliary buildings during 1997. This sale created a gain of $311,000 for the company.

Item 3.  Legal Proceedings

The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification against the Company pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium Service Corporation of Columbia ("Premium"), the Company and Norwest. The indemnification claim relates to certain loans which were recorded on the books of Premium but which later were discovered to be incorrectly recorded as realizable assets. This complaint was filed in the state of South Carolina in the Richland County, Court of Common Pleas. Management believes the Company has no liability in the case.

Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe Catawba has basis for non-payment of such amounts and the Company has adequately reserved in its financial statements with respect to this claim. This complaint was filed in the State of South Carolina in the Richland County, Court of Common Pleas, Fifth Judicial Circuit.

The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


 NAME                            AGE                                          POSITION
 ----                            ---                                          --------
 Steven M. Armato                 46     Vice President of certain subsidiaries since December, 1995.  Previously held the position of Vice President from April, 1986.  Employed by the Company since
                                         April, 1981.

 Priscilla C. Brooks              46     Corporate Secretary of the Company and certain subsidiaries since February,
                                         1995.   Assistant Corporate Secretary of the Company and certain subsidiaries since 1982.  Employed by the Company since 1973.

 Michael A. Culbertson            49     Senior Vice President of the Company since June, 1995 and Group Vice President of certain subsidiaries since December, 1995.  Also holds the position  of
                                         Director of certain subsidiaries of the Company.  Previously held position of
                                         Vice  President of Claims from June, 1993 until June, 1995.  Employed  by the
                                         Company in various claims capacities since December, 1974.

 Ernst N. Csiszar                 47     President, Chief Executive Officer, and Director of the Company and certain subsidiaries since June, 1995.  Visiting professor at the School of Business,
                                         University of South Carolina since 1988.

 James P. Donnelly                45     Vice  President and Chief Information Officer of certain subsidiaries since
                                         February, 1997.  Previously a Vice President in the Information Technology
                                         Department of CNA Insurance Companies.  Employed by CNA for more than five years prior to 1997.

 Wayne A. Fletcher                46     Vice President and Director of Development for certain subsidiaries since 1997.
                                         From 1994 to 1997, Mr. Fletcher served as President of Bankers Underwriters,
                                         Inc., a subsidiary of Banker's Insurance Group.  Prior to 1994, Mr. Fletcher
                                         spent a year as Assistant to the  President of the California-based American
                                         Sterling Corporation.  From 1985 to 1993, he created and developed National
                                         Flood Services.  Mr. Fletcher has served in various insurance-related capacities for the U.S. government,including managing the Federal Crop
                                         Insurance Program.

 Robert F. Key                    39     Treasurer of the Company and certain subsidiaries since November, 1996. Also serves as Director of certain subsidiaries.  Previously employed by First Union
                                         Bank from May, 1989 to July, 1996.

 Robert L. Lippert                35     Vice President of the Company since July, 1997, and Vice President of certain subsidiaries since May, 1996.  Previously a professor at Rutgers University from
                                         July, 1992 to May, 1996.  Also has served as an independent consultant.

 Kenneth W. Marter                36     Director of Finance and Controller of the Company and certain subsidiaries since
                                         December, 1997.  Director of Finance of the Company since November, 1996.
                                         Previously Director of Finance with Air South Airlines, Inc. from July, 1994 to
                                         October, 1996. Employed by the University of South Carolina from  August, 1992 to June, 1994.

 NAME                            AGE                                          POSITION
 ----                            ---                                          --------


 Andrew P. Martin                 40     President and Chief Operating Officer of Universal  Insurance Company,  a
                                         subsidiary of the Company  since November,  1997.  Previously served  as Vice
                                         President of Marketing,  Administration and Strategic Planning for Integon
                                         Corporation.  Prior to Integon's acquisition of Bankers and Shippers Insurance
                                         Company, Mr. Martin spent six years as Chief Financial Officer, Controller and
                                         Treasurer for Bankers and Shippers Insurance Company.

 Matthew P. McClure               28     Assistant Secretary of the Company and certain subsidiaries since November,
                                         1996.  Also serves as Legal Counsel for the Company and its subsidiaries.
                                         Previously Manager of Financial Planning with Air South Airlines, Inc. from
                                         July, 1995 to May, 1996.  Employed by the South Carolina Fifth Judicial Circuit
                                         solicitor from May, 1993 to July, 1995.



 John A. Weitzel                  52     Vice President and Chief Financial Officer of the Company and certain subsidiaries since September, 1995.  Director of the Company and certain subsidiaries since October, 1995.  Previously Chief Financial Officer of
                                         Milwaukee Insurance Group, Inc. from April, 1985 to November, 1994.

 John C. West                     76     Chairman of the Board since September,  1994.  Director of the Company  since
                                         June, 1994. Currently of counsel with the law firm of Bethea, Jordan and
                                         Griffin PA in Hilton Head Island, South Carolina and professor at the University of South Carolina. Former Governor of South Carolina (1971-75) and former
                                         Ambassador to the Kingdom of Saudi Arabia (1977-81).

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         (a) Market Information

The Company's common stock is quoted and traded on The NASDAQ Stock Market under the symbol "SBIG." The following table sets forth the range of high and low closing sales prices as reported on The NASDAQ Stock Market. The table reflects a 1-for-4 reverse stock split of the Common Stock that occurred on April 10, 1997. On March 2, 1998, the last reported sales price of the Common Stock on The NASDAQ Stock Market was $7.50 per share.

                                            High      Low
                                            ----      ---
1998
----
First quarter (through March 2, 1998)       7.69     7.00

1997
----
First quarter                               9.50     7.25
Second quarter                              8.25     6.13
Third quarter                               8.75     7.75
Fourth quarter                              8.38     7.38

1996                                        High      Low
----                                        ----      ---
First quarter                              16.00     6.25
Second quarter                             12.50     9.50
Third quarter                              10.50     8.00
Fourth quarter                             10.75     8.00


         (b) Holders

There were approximately 2,664 shareholders of record as of March 2, 1998. This number does not include beneficial owners holding shares through nominee or "street" names.

         (c) Dividends

There have been no dividends declared by the Company on its common stock during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends on common stock in the foreseeable future. The ability of the Company to declare and pay cash dividends, as well as to pay any debt service, is dependent upon the ability of SCIC and Universal to declare and pay dividends to the Company. SCIC and Universal are regulated as to their payment of dividends by their respective state of domicile's insurance laws. The Company's payment of cash dividends is at the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. See Note 9 of Notes to Financial Statements.

Item 6.  Selected Financial Data

The following selected financial data for each of the five years ended December 31, 1997 is derived from the audited consolidated financial statements of the Company. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

(in thousands)                                            1997           1996          1995            1994            1993
                                                          ----          -----          ----            ----            ----
FINANCIAL CONDITION
  Total cash & investments                             $  51,793      $ 42,944      $ 50,641        $ 61,686       $ 120,480
  Total assets                                           234,618       220,472       224,005         255,935         324,695
  Total debt                                               3,036             0         2,476             439          11,934
  Shareholders' equity                                    37,544        23,791        10,187             650          13,902
    Per share                                               4.86          3.86          2.44            0.16            7.40

RESULTS OF OPERATIONS
  Revenues
    Insurance:
    Commission & service income                        $  44,105      $ 46,419      $ 49,572        $ 60,669       $  41,625
    Property & casualty premiums                           6,580         7,186        10,384          14,718          55,331
    Credit life premiums                                     156           478           890           1,801           3,207
  Net investment & other interest                          3,887         3,807         4,330           6,226           7,090
  Realized gains (losses) on investments                     529           (14)          164          (6,327)          1,969
  Other                                                      112           151           843           2,673           4,697
                                                       ---------      --------      --------        --------       ---------
  Total revenues                                       $  55,369      $ 58,027      $ 66,183        $ 79,760       $ 113,919
                                                       ---------      --------      --------        --------       ---------

Income (loss) before extraordinary item                $   4,003      $  5,176      $  1,152        $(19,074)      $ (10,249)
Extraordinary item-gain from
  extinguishment of debt, net of income taxes                  -             -             -               -       $   9,235
Net income (loss)                                      $   4,003      $  5,176      $  1,152        $(19,074)      $  (1,014)

Basic earnings per share before extraordinary item          0.57          1.05          0.28           (6.89)          (5.47)
Basic earnings per share effect of extraordinary item          -             -             -               -            4.93
Basic earnings per share                                    0.57          1.05          0.28           (6.89)          (0.54)

Diluted earnings per share                                  0.55          0.94          0.27           (6.89)          (0.54)




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

The Company provides automobile, flood, commercial and other property and casualty insurance services and products. The largest sources of revenues during 1997, 1996, and 1995 were derived from the Company's participation in the SC Facility and the NFIP. Other revenues have been derived from acting as a Managing General Agent for an unaffiliated insurance company (this relationship was terminated effective 2/1/98), excess and surplus lines brokerage services and catastrophe claims services. The following table shows revenues by the various segments during the years ended December 31, 1997, 1996, and 1995, respectively (in thousands):

                                              1997      1996         1995
                                              ----      ----         ----
Current operations:
  Fee and service operations:
    SC Facility premium-based fees         $ 15,799   $ 14,556     $ 13,451
    SC Facility claim-based fees             11,253     10,638       14,343
    Flood premium-based fees                  8,961      8,340        9,408
    Flood claim-based fees                    1,431      4,415        2,863
    Other state facilities                      118      1,390        2,613
    MGA                                       4,473      6,170        6,734
    Brokerage and other                       2,015        910          160
  Risk operations:
    Nonstandard automobile                      983         71           -
    Other                                       177         -            -
    Assumed from pools and associations       4,894      5,819        1,232
                                           --------   --------     --------
Total current operations                     50,104     52,309       50,804
Premiums from run-off risk operations           737      1,774       10,042
                                           --------   --------     --------

Total                                      $ 50,841   $ 54,083     $ 60,846
                                           ========   ========     ========


As one of the three servicing carriers, the Company earns commission and service income as a percentage of gross premiums written and also earns a fee on claims paid. Until October 1, 1994, the Company serviced the largest of three blocks of business for the SC Facility ("Block 1"). As the result of a competitive bid process in 1994, the Company, as the second lowest bidder, was awarded a five-year contract to service the second largest block of business ("Block 2") at lower rates than its old contract. However, the Company continued to process the remaining run-off claims from Block 1 for losses incurred prior to October 1, 1994, pursuant to the rates under its prior contract. Premium-based fees under the new contract are 21.0% of gross premiums written (compared with a rate of 28.0% under its prior contract). The Company is responsible for paying all costs of processing the policies, including a mandated 12.0% commission on gross premiums earned to the agent. The Company also receives income on the claims it pays for the SC Facility in the amount of 11.0% of the gross paid claims (compared with a 15.0% rate under its prior contract). The Company is responsible for paying all costs to process these claims, including adjusting expenses. However, the SC Facility does reimburse the Company in full for legal expenses associated with processing these claims.

In 1997, the Company expanded its participation in the South Carolina automobile business to include writing and retaining a portion of the risk on nonstandard automobile policies. These revenues were not significant during 1997. Also in the fourth quarter of 1997 the Company acquired Innovative and its subsidiary, Universal, a writer of nonstandard automobile insurance in North Carolina, West Virginia and Georgia. Only one month of activity from Universal is included in the current year results.

The Company is a servicing carrier for the NFIP. During 1996 and 1995, the Company recognized income for the policies it processes in the amount of 30.6% of gross premiums written. The Company's estimated rate for 1997 is 31.6% and would increase to 32.9% if the Company is able to increase its contracts in force, as defined by the NFIP, by 10%. The Company is responsible for paying all costs associated with processing the policies, including a commission to the independent agent. The Company also receives a fee on the claims that it pays on these policies in the amount of 3.3% of incurred claims. The Company is reimbursed for the allocated loss adjustment expenses associated with these claims according to a standard fee schedule.

Prior to February, 1998, the Company derived revenues from its role as a commercial lines Managing General Agent for an unaffiliated insurance company. While the Company performed all services and paid all costs (including the independent agents' commissions) related to administering and processing policies and claims, the policies were written on behalf of an unaffiliated insurance company. The Company's financial statements reflect commission income as a percentage of premiums written but do not reflect these premiums written or associated claims incurred. Beginning in February, 1998, as the commercial policies renew, the Company will retain the risk.

The Company continues to maintain reserves and pay significant claims with respect to its run-off operations. These run-off operations consist primarily of general liability policies that include contractors' liability and environmental coverages primarily in California and commercial (including worker's compensation) and personal lines policies in the Southeast. The run-off of claims on these policies created substantial losses to the Company during the past 10 years. The Company commissioned additional reviews of its run-off operations by independent actuaries resulting in a large increase in reserves during the year ended December 31, 1994.

During 1997, the Company received other income from its excess and surplus lines. The company acted as an MGA or broker for several non-affiliated insurance companies. The Company sold this business in December, 1997.

Beginning in early 1995, the Company replaced its Chief Executive Officer and Chief Financial Officer and began an intensive and ongoing effort to recruit additional management. New management has taken a number of actions to stabilize and improve the Company's financial condition through significant cost reductions, the raising of new equity capital, and a renewed emphasis on the proper mix of both risk and non-risk fee-based businesses. As a result of these actions and the relative stabilization of reserves, the Company was profitable in 1997, 1996 and 1995 and resumed limited underwriting activities in 1996.



                             RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996

Commission and Service Income

Commission and service income for the year ended December 31, 1997 decreased $2.3 million or 5% to $44.1 million from $46.4 million for the year ended December 31, 1996. This decrease is due to a $1.7 million decrease in premium-based fee revenue from the Company's MGA relationship in commercial lines. Also, flood claim-based revenues decreased $2.1 million due to reduced claims activity during the year ended December 31, 1997. Revenues from SC Facility premium-based and claim-based fees increased $1.2 million and $0.6 million, respectively, for the year ended December 31, 1997. Flood premium-based fees also increased $0.6 million for the same period.

Property and Casualty Premiums Earned

Property and casualty premiums earned for the year ended December 31, 1997 decreased $0.6 million, or 11.8% to $6.6 million from the year ended December 31, 1996. This decrease is due to a $0.9 million decrease in premiums assumed from pools and associations.

Credit Life Premiums Earned

Net credit life premiums earned for the year ended December 31, 1997 decreased $0.3 million or 67.4% to $0.2 million from $0.5 million for the year ended December 31, 1996. The Company sold the related subsidiary in September, 1993. Under the sale agreement, the Company retained the responsibility and continues to run-off the policies in existence at the sales date.

Net Investment and Interest Income

Net investment and other interest income for the year ended December 31, 1997 increased 2.1% or $80,000 from $3.8 million as of December 31, 1996 to $3.9 million. The Company's cash and investment position increased $8.8 million from December 31, 1996 to December 31, 1997. Approximately one-half of the increase is due to the addition of Universal's $4.2 million portfolio on December 1, 1997. Investment income only includes results for one month of the Universal portfolio. Average yield for the portfolio was down slightly from 6.3% in 1996 to 5.9% in 1997 which is reflective of the lower interest rate environment experienced in 1997.

Realized Gains on Investments

Realized gains on investments totaled $529,000 for the year ended December 31, 1997, a $543,000 increase over the previous year. Of this total, $221,000 was realized on the sale of stock in an industry trade group ISO. In addition, the Company sold surplus real estate, which resulted in a gain of $311,000.

Loss and Loss Adjustment Expense

Property and casualty loss and loss adjustment expense for the year ending December 31, 1997 decreased $1.8 million , or 15.0% to $10 million from $11.8 million for the year ended December 31, 1996. The decrease is due to a reduction in losses and loss adjustment expenses related to the Company's run-off business.

Policy Acquisition Costs

Policy acquisition costs for the year ended December 31, 1997 and 1996 were $1.4 and $1.8 million, respectively. The $0.4 million decrease is due to reduction in net premiums written in the property and casualty segments and a decrease in policy acquisition costs associated with the credit life segment.

Other Operating Costs and Expense

Other operating costs and expense for the year ended December 31, 1997 increased $0.9 million, or 2.2% to $39.9 million from $39 million for the year ended December 31, 1996. This increase is mainly due to the Company hiring individuals in 1997 for its voluntary automobile program and associated start up costs for that program.

Years Ended December 31, 1996 and 1995

Commission & Service Income

Commission and service income for the year ended December 31, 1996 decreased $3.2 million, or 6.4%, to $46.5 million from $49.6 million for the year ended December 31, 1995. This decrease is due primarily to a decline of $3.7 million in SC Facility claims-based fees resulting largely from the new contract effective in October, 1994. The effect of this new contract caused an immediate reduction in premium-based fees and a more gradual reduction over an approximate 18-month period in claims-based fees for the reasons explained in the above overview.

Property and Casualty Premiums Earned

Net property and casualty premiums earned for the year ended December 31, 1996 decreased $3.2 million, or 31%, to $7.2 million from $10.4 million for the year ended December 31, 1995. This decline is largely due to the suspension of risk-bearing business in the first half of 1995 and would have been significantly greater but for the $5.8 million of premiums the Company was required to assume from the NC Facility (compared to $1.2 million of such premiums assumed in 1995). In 1996, the Company continued to earn premiums on personal lines business written by the Company in the first half of 1995.

Credit Life Premiums Earned

Net credit life premiums earned for the year ended December 31, 1996 decreased $0.4 million, or 46%, to $0.5 million from $0.9 million for the year ended December 31, 1995

Net Investment and Interest Income

Net investment and other interest income for the year ended December 31, 1996 decreased $0.5 million, or 12%, to $3.8 million from $4.3 million for the year ended December 31, 1995. This decrease is primarily a result of a decrease of $7.7 million, or 15%, in the Company's overall cash and investment position from $50.6 million at December 31, 1995 to $42.9 million at December 31, 1996. This decrease is due to the Company's negative cash flow from operations in 1996 and is described in "Liquidity and Capital Resources." However, average yield on total cash and investments improved from 5.9% for the year ended December 31, 1995 to 6.3% for the year ended December 31, 1996.

Other Income

Other income for the years ended December 31, 1996 and 1995 was $0.2 million and $0.8 million, respectively. Other income in 1995 includes a gain from the settlement of litigation.

Loss and Loss Adjustment Expenses

Property and casualty loss and loss adjustment expenses incurred decreased $5.8 million, or 32.9%, to $11.8 million from $17.6 million for the year ended December 31, 1995. This decrease largely corresponds to the decrease in property and casualty premiums earned and also reflects a smaller provision for prior year losses of $1.1 million in 1996 as compared to $3.4 million in 1995. See "Loss and Loss Adjustment Expense Reserves."

Policy Acquisition Costs

Property and casualty policy acquisition costs incurred decreased $2 million, or 53%, to $1.8 million from $3.8 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. This decrease is due to the reduction in net premiums written. The decline would have been greater but for the policy acquisition costs associated with the premiums the Company was required to assume from the NC Facility.

Interest Expense

Interest expense was $0.2 million and $0.3 million for the years ended December 31, 1996, and 1995, respectively. The majority of the interest expense during both years related to interest paid on notes payable to one of the Company's principal shareholders. The Company repaid these notes in full on May 1, 1996.

Other Operating Costs and Expenses

Other operating costs and expenses for the years ended December 31, 1996 and 1995 were $39 million and $42.8 million, respectively. This decrease of $3.8 million, or 9%, is primarily a result of the Company's continuing efforts to maintain costs at a level appropriate to the associated revenue levels. A portion of this decrease is related to the cancellation of the Company's contract with Policy Management Systems Corporation ("PMSC") in September, 1996. While most of the services that PMSC had provided for the Company were discontinued in 1995 and 1994, the amount paid to PMSC during 1996 was reduced from $1.8 million for the year ended December 31, 1995 to $0.9 million for the year ended December 31, 1996.


                   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and loss adjustment expenses reserves are estimates at a given point in time of the amount of claims that the insurer expects to pay claimants plus investigation and litigation costs, based on facts and circumstances then known. It can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust the estimates of liability.

The liability for losses on direct business is determined using case-basis evaluations and statistical projections. The liabilities determined under these procedures are reduced, for GAAP purposes, by estimated amount to be received through salvage and subrogation and second injury funds of $0.7 million in 1997. The resulting liabilities represent the Company's estimate of the net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates may be affected by the frequency and/or severity of future claims. These estimates are continually reviewed and as experience develops and new information becomes known, the liability is adjusted as necessary.

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

The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements (in thousands):

                                                                             1997               1996                1995
                                                                             ----               ----                ----
     Liability for losses and LAE at the beginning of the year:
       Gross liability per balance sheet                                  $ 132,152          $ 145,523           $ 166,698
       Ceded reinsurance recoverable, classified as an asset                (84,725)           (84,492)            (88,731)
                                                                          ---------          ---------           ---------
       Net liability                                                         47,427             61,031              77,967
                                                                          ---------          ---------           ---------

     Reserves acquired in purchase of Universal                               2,655                  -                   -
                                                                          ---------          ---------           ---------

     Provision for losses and LAE for claims
       occurring in the current year                                         12,202             10,697              14,243
     (Decrease) Increase in estimated losses and LAE for
       claims occurring in prior years                                       (3,362)             1,117               3,375
                                                                          ---------          ---------           ---------
                                                                              8,840             11,814              17,618
                                                                          ---------          ---------           ---------
     Losses and LAE payments for claims occurring during
       Current year                                                           8,845              9,151              11,711
       Prior years                                                           10,923             16,267              22,843
                                                                          ---------          ---------           ---------
                                                                             19,768             25,418              34,554
                                                                          ---------          ---------           ---------

     Liability for losses and LAE at the end of the year:
       Net liability                                                         39,154             47,427              61,031
       Ceded reinsurance recoverable, classified as an asset                 75,616             84,725              84,492
                                                                          ---------          ---------           ---------
       Gross liability per balance sheet                                  $ 114,770          $ 132,152           $ 145,523
                                                                          =========          =========           =========


The ceded reinsurance recoverable, classified as an asset, includes $ 67.1 million at the end of 1997 ($74.8 million at the end of 1996 and $76.1 million at the end of 1995) of balances recoverable from various facilities (such as the SC Facility, NC Facility and NFIP). See Note 13 of Notes to Financial Statements.

The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows for the years ended December 31 (in thousands):

                                                                                                 1997                   1996
                                                                                                 ----                   ----
           Net liability on a SAP basis as filed in annual statement                           $  39,540              $  47,952
           Established salvage and subrogation recoveries recorded on a cash basis
           for SAP and on an accrual basis for GAAP                                                 (386)                  (525)
                                                                                               ---------              ---------
           Net liability on a GAAP basis, at year end                                             39,154                 47,427

           Ceded reinsurance recoverable, classified as an asset                                  75,616                 84,725
                                                                                               ---------              ---------

           Gross liability on a GAAP basis, at year end                                        $ 114,770              $ 132,152
                                                                                               =========              =========



The following table reflects the loss and LAE development for 1997 and 1996 on a GAAP basis (in thousands):

                                                                 Unpaid losses   Re-estimated as       Cumulative
                                                                    and LAE     of one year later      Redundancy
                                                                    -------     -----------------      ----------

               1997:    Gross liability                            $  114,770
                        Less reinsurance recoverable                   75,616
                                                                   ----------
                        Net liability                              $   39,154
                                                                   ==========

               1996:    Gross liability                            $  132,152      $   122,784        $     9,368
                        Less reinsurance recoverable                   84,725           78,719              6,006
                                                                   ----------      -----------        -----------
                        Net liability                              $   47,427      $    44,065        $     3,362
                                                                   ==========      ===========        ===========

The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten year period for retained business only for year ended December 31 (in millions):

                                           1987    1988    1989    1990    1991   1992    1993    1994   1995    1996   1997
                                           ----    ----    ----    ----    ----   ----    ----    ----   ----    ----   ----
  Liability for unpaid losses and LAE       145     129     122    114     112     118     120     80     62      48     40
  (SAP)

  Cumulative liability paid through:
  One year later                             82     104      78     77      63      30      65     26     16       9
  Two years later                           150     141     121    116      50      84      86     42     29
  Three years later                         173     166     145     93      91     102      99     52
  Four years later                          191     183     115    125     104     112     108
  Five years later                          203     151     139    135     111     120
  Six years later                           174     170     147    140     117
  Seven years later                         191     176     151    146
  Eight years later                         195     179     156
  Nine years later                          199     183
  Ten years later                           203

  Liability re-estimated as of:
  One year later                            158     174     135    136     119     129     138     85     63      45
  Two years later                           197     177     150    147     124     139     144     87     62
  Three years later                         200     188     156    151     134     151     143     85
  Four years later                          210     185     159    161     145     149     141
  Five years later                          204     185     168    172     143     150
  Six years later                           204     195     180    171     145
  Seven years later                         213     206     178    173
  Eight years later                         224     204     181
  Nine years later                          222     207
  Ten years later                           224

  Cumulative (deficiency) redundancy        (79)    (78)    (59)   (59)    (33)    (32)    (21)    (5)    -        3
                                           ====    ====    ====   ====    ====    ====    ====    ===   ====     ===



The preceding table presents the development of balance sheet liabilities on a SAP basis for 1987 through 1997. The top line of the preceding table shows the initial estimated liability on a SAP basis. This liability represents the estimated amount of losses and LAE for claims arising in years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. The next portion of the table reflects the cumulative payments made for each of the indicated years as they have developed through time. This table has been adjusted for a modification made to 1994 paid losses on a GAAP basis, not recorded for statutory net losses incurred. On a statutory basis, the modification is a reclassification only and has no effect on income.

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

A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the West Coast operation prior to 1986. On June 7,1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company pays out subsequent to June 7,1994, a total of $ 20 million in losses and LAE paid, net of reinsurance. As of December 31, 1997, $7.5 million of claims payments have been made (before considering reinsurance recoveries) since June 7, 1994. A portion of the reinsurance on this business was placed with a reinsurer currently operating under the supervision of its state regulator. Estimates of any obligations of the Company take into account potential recoverable amounts.

Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1997 and 1996:

                                                    1997          1996
                                                    ----          ----
              Pending, January 1                     71            85
              New claims advised                     11            16
              Claims settled                         35            30
                                                     --            --
              Pending, December 31                   47            71
                                                     ==            ==

The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $ 100,000 and $ 500,000 after that date. The claims are reserved as follows as of December 31, 1997 and 1996 (in thousands):

                                     1997            1996
                                     ----            ----
           Case reserves           $  2,960       $   3,170
           IBNR                       4,641           6,381
           LAE reserves               1,820           3,764
                                   --------       ---------
                 Total             $  9,421       $  13,315
                                   ========       =========

The above claims involve four Superfund sites, seven asbestos or toxic claims, four underground storage tanks and 32 miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

Because only 47 claims remain open as of December 31,1997, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

Net cash used in operations totaled $2.4 million for 1997, a substantial improvement over $12.9 million in 1996 and $21.7 million in 1995. As a result of its decision to suspend risk taking activities in 1995, the Company's stream of direct premium collections was eliminated for the first six months of 1996. However, the company continued to pay losses and loss adjustment expenses totaling $25.4 million in 1996, of which $16.3 million represented loss payments on prior year claims. Total losses paid in 1997 declined to $19.8 million, which included $10.9 million from prior years. The 1997 losses paid included Universal's loss experience for the month of December 1997. Direct Premium collections in 1997 prior to the acquisition of Universal were minimal.

Net cash flow provided in 1997 by investing activities made up for the deficit in operating cash flow as total funds provided by investing activities equaled $2.3 million. Investments sold or matured totaled $4.3 million and proceeds were used to purchase new investments totaling $1.6 million.

Financing activities in 1997 provided $6.3 million in cash. The June 1997 public offering raised approximately $8.6 million, of which $2.9 million was used to repay notes associated with the Innovative acquisition.

Total cash and investments at December 31, 1997, 1996 and 1995 were $51.8 million, $42.9 million and $50.6 million, respectively. At December 31, 1997, $8.9 million, or 17.2%, of the portfolio was committed to cash and short term investments consisting primarily of repurchase agreements as compared to $2.7 million, or 6.2%, of the portfolio at December 31, 1996. Investments in US Treasury Securities, US Agency Securities, Overnight Repurchase Agreements and cash represents 96.2% of Cash and Investments.

All debt securities are considered available for sale and are carried at market value as of December 31, 1997 and 1996. The market values of the debt securities were $47,000 above book value at the end of 1997, which is included as an increase in shareholders' equity, compared with $0.5 million below book value at the end of 1996. The weighted average maturity of the fixed income investments as of December 31, 1997 was approximately 3.2 years. Average net investment yields on the Company's cash and investments were 5.9% in 1997 and 6.3% in 1996.

Financing activities since January 1, 1996 include the following:

- During the first quarter of 1996, the Company issued 408,750 shares of unregistered Company stock at a price of $8.00 per share to a group of investors. The proceeds of this stock sale were used to repay a $2 million loan from a shareholder which was due May 1, 1996. In addition, the Company has issued to this group stock options expiring on December 31, 2000 to acquire an additional 408,750 shares at the greater of $10.00 per share or the book value per share at the date of exercise.

- A different group of investors acquired 1,562,500 shares of Company Common Stock at a price of $4.00 per share in the third quarter of 1996. The proceeds were used to make a $6.3 million contribution to SCIC. In conjunction with the sale of common stock, the Company also issued stock options to acquire an additional 781,250 shares at the greater of $6.00 per share or the book value per share at the date of exercise, expiring December 31, 1998 and 781,250 shares at the greater of $8.00 or the book value per share at the date of exercise, expiring December 31, 2000.

- Offering costs associated with the two transactions listed above totaled $180,000 leaving the Company with net proceeds of $9.3 million which were used to make a $6.3 million contribution to SCIC and $2.0 million was used to repay a loan to a shareholder. The remaining amounts were used as working capital.

- In June, 1997, the Company lead a public equity offering. A total of 2,853,089 shares were offered at $7.00 per share. 1,853,089 of the 2,853,089 shares were offered by a former shareholder, and 1,000,000 shares were offered by the Company. Subsequent to the offering, the Underwriters exercised an over-allotment option to purchase 427,963 additional shares at $7.00 per share. Proceeds from the offering totaled $9,996,000 and net proceeds to the Company were $9,296,000 after the underwriters 7% commission and after all related issuance costs. Approximately half of the proceeds were used in items related to the Universal acquisition, another $1.8 million was used for the Sunshine investment and the remainder was used for working capital.

- In the fourth quarter of 1997, subsidiaries of the Company acquired notes payable to a financial institution in the amounts of $825,000 and $2,750,000 in connection with the acquisition of Innovative by the Company. The $825,000 is a long term loan, the proceeds of which were used for permanent working capital. The $2,750,000 loan is a short term revolving line of credit used to finance the accounts of a subsidiary premium finance company, Premium Budget Plan. As of December 31, 1997, $1,909,000 was outstanding on this line of credit.

- In the fourth quarter, the Company issued 220,000 shares of Cumulative Convertible Redeemable Nonvoting Special Preferred Stock ("Special Stock") to the previous shareholders of Innovative as consideration for the purchase of Innovative. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. On or after August 15, 2000, but prior to August 15, 2002, the Company at its option only, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.23 shares of Common Stock.

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments with respect to any indebtedness, are dividends and other permitted payments from its subsidiaries and affiliates.

North Carolina and South Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least 30 days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under the statutes and regulations.

The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lesser of (i) 10% of surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31.

The South Carolina Insurance Holding Regulatory Act provides that, without prior approval of the Director of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of SCIC's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) SCIC's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement.

Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. If the ability of SCIC or Universal and the Company's other insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to service its debt and/or pay dividends.
In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the companies' regulatory total adjusted capital to its authorized control level RBC (as defined by NAIC). All six of the property and casualty insurance subsidiaries of the Company have December 31, 1997 ratios of total adjusted capital to RBC that are in excess of the level which would prompt regulatory.

                UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

The Company has unused tax operating loss carryforwards and capital loss carryforwards of approximately $92.9 million for income tax purposes. However, due to a "change in ownership" event that occurred in January, 1995, the Company's use of the carryforwards are subject to limitations in future years of approximately $2 million per year. Net operating loss carryforwards available for use in 1998 is approximately $7.2 million, due to tax losses incurred in 1995 subsequent to the change in ownership event and the carryover of previous years' unused limitations.

Based on its recent earning history, the Company has established a valuation allowance of $12.6 million against the net deferred tax asset as December 31, 1997.

                              YEAR 2000 COMPLIANCE

The Company, and its subsidiaries began evaluating the Year 2000 compliance issue in early 1997 and developed a plan that had the Company 40% compliant by December 31, 1997. The Company expects that it will be 95% compliant by December 31, 1998 and, 100% compliant by June 30, 1999. As of December 31, 1997, the Company has spent approximately $25,000 on the Year 2000 compliance issue and expects total costs to be approximately $300,000, which the Company will fund out of current operating funds primarily in 1998.

Item 8. Financial Statements and Supplementary data (continued on following page).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
The Seibels Bruce Group, Inc.:

         We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (a South Carolina corporation) (the Parent Company) and subsidiaries (collectively the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, II, III, IV, V and VI listed in Part IV, Item 14 are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Columbia, South Carolina
March 9, 1998 (except with respect to matters discussed in Note 16, as to which the date is March 16, 1998)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         For the year ended December 31
                         (Dollars shown in thousands)

                                                                                  1997          1996
                                                                                  ----          ----
  ASSETS
  Investments:
    Debt securities, available-for-sale, at market
      (cost of $41,845 at 1997 and $40,709 at 1996)                            $  41,934     $  40,217
    Equity securities, at market (cost of $906 at 1997
      and $34 at 1996)                                                               915            35
    Cash and short-term investments                                                8,922         2,664
    Other long-term investments                                                       22            28
                                                                               ---------     ---------
      Total cash and investments                                                  51,793        42,944
  Accrued investment income                                                          785           772
  Premiums and agents' balances receivable, net                                    5,674         6,477
  Premium notes receivable                                                         3,233             -
  Reinsurance recoverable on paid losses and
    loss adjustment expenses                                                      30,244        28,218
  Reinsurance recoverable on unpaid losses and
    loss adjustment expenses                                                      75,616        84,725
  Property and equipment, net                                                      5,462         5,194
  Prepaid reinsurance premiums - ceded business                                   50,602        46,118
  Deferred policy acquisition costs                                                1,580            96
  Other assets                                                                     9,629         5,928
                                                                               ---------     ---------
      Total assets                                                             $ 234,618     $ 220,472
                                                                               =========     =========

  LIABILITIES
  Losses and claims:
    Reported and estimated losses and claims
                      - retained business                                      $  30,847     $  37,019
                      - ceded business                                            66,262        74,735
    Adjustment expenses
                     - retained business                                           8,307        10,408
                     - ceded business                                              9,354         9,990
  Unearned premiums:
    Property and casualty
                   - retained business                                             3,739         1,380
                   - ceded business                                               50,602        46,118
    Credit life                                                                       41           194
  Balances due other insurance companies                                          15,489         8,736
  Notes payable                                                                    3,036             -
  Current income taxes payable                                                        41            17
  Other liabilities and deferred items                                             7,156         8,084
                                                                               ---------     ---------
      Total liabilities                                                          194,874       196,681
                                                                               ---------     ---------

  COMMITMENTS AND CONTINGENCIES

  CUMULATIVE, CONVERTIBLE, REDEEMABLE, NONVOTING SPECIAL
  PREFERRED STOCK, Redemption value $2,200,  220,000 shares issued and
  outstanding                                                                      2,200             -
                                                                               ---------     ---------

  SHAREHOLDERS' EQUITY
  Special stock, no par value, authorized 5,000,000 shares, none outstanding           -             -
  Common stock, $1 par value, authorized 12,500,000 shares, issued &
    outstanding of  7,730,725 and 6,168,097 shares at 1997 and 1996                7,731         6,168
  Additional paid-in-capital                                                      61,665        54,050
  Unrealized gain/(loss) on investments                                               47          (536)
  Accumulated deficit                                                            (31,899)      (35,891)
                                                                               ---------     ---------
  Total shareholders' equity                                                      37,544        23,791
                                                                               ---------     ---------
      Total liabilities and shareholders' equity                               $ 234,618     $ 220,472
                                                                               =========     =========




The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Year Ended December 31,
             (Dollars shown in thousands, except per share amounts)

                                                    1997            1996            1995
                                                    ----            ----            ----
     Commission & service income                  $ 44,105        $ 46,419        $ 49,572
     Premiums earned:
        Property & casualty                          6,580           7,186          10,384
        Credit life                                    156             478             890
     Net investment income                           3,121           3,006           3,176
     Other interest income                             766             801           1,154
     Realized gains (losses) on investments            529             (14)            164
     Other income                                      112             151             843
                                                  --------        --------        --------
              Total revenue                         55,369          58,027          66,183
                                                  --------        --------        --------

     Expenses
        Property & casualty:
           Losses & loss adjustment expenses         8,840          11,814          17,618
           Policy acquisition costs                  1,207           1,777           3,794
        Credit life benefits                            70             203             545
        Interest expense                               119             174             308
        Other operating costs & expenses            41,084          39,014          42,768
                                                  --------        --------        --------
              Total expenses                        51,320          52,982          65,033
                                                  --------        --------        --------

     Income from operations,
        before income taxes                          4,049           5,045           1,150

     Provision (benefit) for income taxes               46            (131)             (2)
                                                  --------        --------        --------

     Net income                                   $  4,003        $  5,176        $  1,152
                                                  ========        ========        ========

     Basic earnings per share:
        Net income                                $   0.57        $   1.05        $   0.28
                                                  ========        ========        ========
        Weighted average shares outstanding          7,002           4,918           4,181
                                                  ========        ========        ========

     Diluted earnings per share:
        Net income                                $   0.55        $   0.94        $   0.27
                                                  ========        ========        ========
        Weighted average shares outstanding          7,274           5,492           4,240
                                                  ========        ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        For the Year Ended December 31,
                          (Dollars shown in thousands)

                                                                         1996                   1996                    1995
                                                                         ----                   ----                    ----
  Common stock outstanding:
    Beginning of year                                                 $   6,168               $   4,193               $   3,625
    Stock issued in connection with rights offering                       1,428                     -                       554
    Stock issued to benefit plans, agents and others                        135                       4                      14
    Stock issued in connection with capital contributions                   -                     1,971                     -
                                                                      ---------               ---------               ---------
    End of year                                                       $   7,731               $   6,168               $   4,193
                                                                      =========               =========               =========

  Additional paid-in-capital:
    Beginning of year                                                 $  54,050               $  46,660               $  41,859
    Stock issued in connection with rights offering                       7,175                     -                     4,767
    Stock issued to benefit plans, agents and others                        440                      21                      34
    Stock issued in connection with capital contributions                   -                     7,369                     -
                                                                      ---------               ---------               ---------
    End of year                                                       $  61,665               $  54,050               $  46,660
                                                                      =========               =========               =========

  Unrealized gain (loss) on investments:
    Beginning of year                                                 $    (536)              $     401               $  (2,615)
    Change during the year                                                  583                    (937)                  3,016
                                                                      ---------               ---------               ---------
    End of year                                                       $      47               $    (536)              $     401
                                                                      =========               =========               =========

  Accumulated deficit:
    Beginning of year                                                 $ (35,891)              $ (41,067)              $ (42,219)
    Net income for the year                                               4,003                   5,176                   1,152
    Preferred stock dividend                                                (11)                    -                       -
                                                                      ---------               ---------               ---------
    End of year                                                       $ (31,899)              $ (35,891)              $ (41,067)
                                                                      =========               =========               =========
       Total shareholders' equity                                     $  37,544               $  23,791               $  10,187
                                                                      =========               =========               =========





The accompanying notes are an integral part of these consolidated financial statements

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Year Ended December 31,
                                 (in thousands)

                                                                          1997           1996           1995
                                                                          ----           ----           ----
    Cash flows from operating activities:
      Net income                                                        $  4,003       $  5,176       $  1,152
      Adjustments to reconcile net income to net cash used in
         operating activities:
        Depreciation and Amortization                                        856            979            925
        Realized (gains) losses on investments                              (218)            14           (164)
        Realized (gain) on sale of real estate                              (311)           -              -
        Stock issued as compensation                                          81             16             31
        Change in assets and liabilities:
          Accrued investment income                                           72            (75)           112
          Premium and agents' balances receivable, net                     1,165            528          6,023
          Premium notes receivable                                           194            -              -
          Reinsurance recoverable on losses and loss
            adjustment expenses                                           27,972         (1,028)         7,093
          Prepaid reinsurance premiums-ceded business                        964         (2,649)         5,014
          Deferred policy acquisition costs                                  201            197            606
          Unpaid losses and loss adjustment expenses                     (34,899)       (13,371)       (21,175)
          Unearned premiums                                               (2,831)         1,565        (10,164)
          Balances due other insurance companies                           3,383         (3,702)        (6,681)
          Current income taxes payable                                        24           (174)            42
          Outstanding drafts and bank overdraft                              -              -           (3,891)
          Other-net                                                       (3,026)          (414)          (634)
                                                                        --------       --------       --------
    Net cash used in operating activities                                 (2,370)       (12,938)       (21,711)
                                                                        --------       --------       --------

    Cash flows from investing activities:
        Proceeds from investments sold                                     2,399          3,954         10,804
        Proceeds from investments matured                                  1,863          3,095          2,030
        Cost of investments acquired                                      (1,554)       (14,288)        (4,201)
        Proceeds from mortgage loan receivable                               -              -            1,965
        Proceeds from property and equipment sold                            665            116             57
        Purchase of property and equipment                                (1,074)          (797)           (92)
                                                                        --------       --------       --------
    Net cash provided by (used in) investing activities                    2,299         (7,920)        10,563
                                                                        --------       --------       --------

    Cash flows from financing activities:
        Issuance of capital stock                                            -            9,340            -
        (Repayment of) proceeds from notes payable                        (2,849)        (2,476)         2,000
        Stock issued under stock option plans                                575              9             18
        Proceeds from stock offerings                                      8,603             -           5,321
                                                                        --------       --------       --------
    Net cash provided by financing activities                              6,329          6,873          7,339
                                                                        --------       --------       --------

    Net increase (decrease) in cash and short term investments             6,258        (13,985)        (3,809)
    Cash and short term investments, beginning of year                     2,664         16,649         20,458
                                                                        --------       --------       --------
    Cash and short term investments, end of year                        $  8,922       $  2,664       $ 16,649
                                                                        ========       ========       ========

    Supplemental cash flow information:
        Interest paid                                                   $     61       $    350       $     96
        Income taxes paid (recovered)                                         21             43            (44)
    Noncash investing activities:
       Acquisition:
         Preferred stock issued                                           (2,200)           -              -
         Assets acquired                                                  36,831            -              -
         Liabilities assumed                                             (37,224)           -              -
                                                                        --------       --------       --------
         Goodwill                                                         (2,593)           -              -

       Notes payable in lieu of interest paid                                -              -               37

The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Presentation

         The Seibels Bruce Group, Inc. ("SBIG", or the "Company") provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. The Company's largest source of revenues derives from the Company's role as one of three servicing carriers for the South Carolina Reinsurance Facility (the "SC Facility"), a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. The Company also is a leading provider, and an original participant, in the National Flood Insurance Program (the "NFIP"), a flood insurance program administered by the federal government. As a servicing carrier for the Facility and the NFIP, the Company receives commissions and fees, but reinsures all of the underwriting risk. The Company provides other fee-based services, including services in its capacity as a managing general agent ("MGA") for commercial insurance policies underwritten by unaffiliated insurance companies, catastrophic claims services, excess and surplus lines brokerage services and liability run-off management services. Recently, the Company began marketing and underwriting nonstandard automobile insurance on a risk-bearing basis. In the fourth quarter of 1997, the company purchased The Innovative Company ("Innovative") and its subsidiaries Universal Insurance Company ("Universal") and Premium Budget Plan ("PBP"). Universal is a nonstandard automobile insurance company headquartered in North Carolina. PBP is a premium finance company also located in North Carolina. Only one month's operations of Innovative is included in the financial statements.

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

         Fair Value of Financial Instruments

         In accordance with FASB Statement 115, investments in debt and equity securities are classified as either held-to-maturity, available for sale or trading. The Company currently holds these securities as available for sale, and reports them at fair value, with subsequent changes in value reflected as unrealized investment gains and losses credited or charged directly to shareholders' equity. The fair values of cash and short-term investments approximate carrying value because of the short maturity of those instruments.

         The fair values of debt securities and equity securities were determined in accordance with methods prescribed by the National Association of Insurance Commissioners which do not differ materially from nationally quoted market prices. The fair market value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist.

         Premium and agents' balances are carried at their historical costs which approximate fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts.

         Stock Split

         In April, 1997, the Company executed a 1-for-4 reverse stock split of its common stock. All references in the financial statements, notes thereto and other references to number of shares or earnings per share reflect this transaction for all periods disclosed.

         Property and Casualty Premiums

         Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata method. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including substantial amounts related to business produced as a servicing carrier.

         Credit Life Premiums

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

         Policy Acquisition Costs

         Policy acquisition costs attributable to property and casualty operations represent that portion of the cost of writing business that varies with and is primarily related to the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues, if any, are expensed. The Company considers anticipated investment income in determining whether premium deficiencies exist.

         Property and Casualty Unpaid Loss and Loss Adjustment Expense

         The liability for property and casualty unpaid losses and loss adjustment expenses includes:

         (1) An accumulation of case estimates for losses reported prior to the close of the accounting period.
         (2) Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.
         (3) Estimates of allocated, as well as unallocated, loss adjustment expense liabilities by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis from past results of paid loss expenses to paid losses.
         (4) The deduction of estimated amounts recoverable from salvage, subrogation, and second injury funds.
         (5)     Estimated losses for reinsurance ceded and assumed.

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

         Earnings per Share

         Basic per share data is based on the weighted average number of shares outstanding of 7,001,552 in 1997 (4,918,346 in 1996 and 4,181,000 in
         1995). Diluted per share data is based on the weighted average number of shares outstanding of 7,273,971 in 1997 (5,491,553 in 1996 and 4,239,556 in 1995). Stock options and/or convertible preferred stock had a dilutive effect on income per share in 1997, 1996 and 1995.

         Allowance for Uncollectable Accounts

         Allowance for uncollectable accounts for agents' balances and direct bill balances receivable, other receivables, and premium notes receivable were $1,095,000 and $823,000 at December 31, 1997 and December 31, 1996, respectively.

         Property, Equipment and  Software

         Property, equipment and software are stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used for certain equipment. Software development cost as well as purchased software is capitalized when it is expected to have a useful life of at least three years and is considered a major enhancement or a new project.

         Goodwill

         Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. The Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related subsidiary's cash flows over the remaining life of the goodwill and compares it to the subsidiary's goodwill balance to determine whether the goodwill is recoverable, or if impairment exists, in which case an adjustment is made to the carrying value of the asset. The Company amortizes goodwill over a period of 40 years.

         Other Interest Income

         Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, and balances due from the SC Facility.

         Recent Accounting Pronouncements

         FASB Statement No. 130 "Reporting Comprehensive Income" has been issued and becomes effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all changes in equity of an entity and includes net income(loss) plus changes in certain assets and liabilities that are reported directly in equity. The Company has not elected early adoption of this statement and does not believe that adoption will result in a significant impact to the financial statements.

         FASB Statement No.131 "Disclosures about Segments of an Enterprise and Related Information" has been issued and becomes effective in 1998. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments, formatting those segments in a manner that coincides with the way in which management regularly reviews the business and formulates decisions. The Company has not elected early adoption of this statement and does not believe that adoption will result in a significant impact to the financial statements.

         NOTE 2  INVESTMENTS

         Investments in notes and other debt securities and common stocks are all considered available-for-sale securities and are carried at market at December 31, 1997 and 1996. Short-term investments are carried at cost, which approximates market value.

         Unrealized gains and losses on marketable debt and equity securities are credited or charged directly to shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method.

         Realized gains (losses) on investments are summarized as follows (in thousands):

                                  Debt          Equity
                               Securities     Securities        Other         Total
                               ----------     ----------        -----         -----
           Realized:
              1997               $    12      $     227       $    290      $     529
              1996               $   (62)     $      48       $     -       $     (14)
              1995               $   240      $     (76)      $     -       $     164
           Change in unrealized:
              1997               $   581      $       8       $     (6)     $     583
              1996               $  (902)     $    (154)      $    119      $    (937)
              1995               $ 2,790      $     237       $    (11)     $   3,016


         Net bond discount accretion and premium amortization charged to income for the years ended December 31, 1997, 1996 and 1995 was not material.

         Unrealized gains and losses reflected in equity are as follows (in thousands):

                                               1997     1996      1995
                                               ----     ----      ----
           Gross unrealized gains             $  202   $     8   $   577
           Gross unrealized losses              (155)     (544)     (176)
                                              ------   -------   -------
             Net unrealized gain (loss)       $   47   $  (536)  $   401
                                              ======  ========  ========




         Proceeds from sales of debt securities and related realized gains and losses were as follows (in thousands):

                                       1997         1996           1995
                                       ----         ----           ----
           Proceeds from sales        $ 2,145       $ 3,554        $ 10,556
           Gross realized gains       $    12       $    30        $    267
           Gross realized losses      $    -        $   (92)       $    (27)



         Proceeds from sales of equity securities and related realized gains and losses were as follows (in thousands):

                                             1997        1996           1995
                                             ----        ----           ----
           Proceeds from sales            $   254     $   400         $  248
           Gross realized gains           $   227     $    75         $   -
           Gross realized losses          $    -      $  (127)        $  (76)



         Investments which exceed 10% of shareholders' equity, excluding investments in U. S. Government and government agencies and authorities, at December 31, 1997, are as follow (in thousands):

              Short-term investments:                          Carrying Value
              -----------------------                          --------------
              First Union Repurchase Agreements                  $    11,156

         There were no debt securities which were non-income producing for the 12 months ended December 31, 1997. Debt securities with an amortized cost of $25 million and $22 million at December 31, 1997 and 1996, respectively, were on deposit with regulatory authorities.

         The amortized cost and estimated market values of investments in debt and equity securities were as follows (in thousands):

                                                                             Gross       Gross
                                                                Amortized  Unrealized  Unrealized   Estimated
                          December 31, 1997                       Cost       Gains       Losses     Market Value
                          -----------------                       ----       -----       ------     ------------
           U. S. Government & government
             agencies and authorities                            $ 38,581     $  146     $  (103)     $ 38,624
           States, municipalities & political
             subdivisions                                          2,246          43         -           2,289
           Corporate bonds                                         1,018           4          (1)        1,021
                                                                --------     -------     -------      --------
                        Total debt securities                     41,845         193        (104)       41,934
                                                                --------     -------     -------      --------
           Non-redeemable preferred stock                            -           -           -             -
           Common stocks                                             906           9         -             915
                                                                --------     -------     -------      --------
                        Total equity securities                      906           9         -             915
                                                                --------     -------     -------      --------
           Other long-term investments                                73         -           (51)           22
                                                                --------     -------     -------      --------
                        Total                                   $ 42,824     $   202     $  (155)     $ 42,871
                                                                ========     =======     =======      ========




                                                                                   Gross           Gross          Estimated
                                                                Amortized       Unrealized       Unrealized         Market
                 December 31, 1996                                 Cost            Gains           Losses           Value
                 -----------------                                 ----            -----           ------           -----
           U. S. Government & government
             agencies and authorities                            $  40,601       $     -         $  (499)         $  40,102
           States, municipalities & political
             subdivisions                                              108               7           -                  115
                                                                 ---------         -------       -------          ---------
                        Total debt securities                       40,709               7          (499)            40,217
                                                                 ---------         -------       -------          ---------
           Non-redeemable preferred stock                               17               1           -                   18
           Common stocks                                                17             -             -                   17
                                                                 ---------         -------       -------          ---------
                        Total equity securities                         34               1           -                   35
                                                                 ---------         -------       -------          ---------
           Other long-term investments                                  73             -             (45)                28
                                                                 ---------         -------       -------          ---------
                        Total                                    $  40,816         $     8       $  (544)         $  40,280
                                                                 =========         =======       =======          =========




         Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of debt securities at December 31, 1997 by contractual maturity, are as follows (in thousands):

                                                                       Total Market
                                                        Total Cost         Value
                                                        ----------         -----
           Due in one year or less                       $ 14,373        $ 14,376
           Due after one year through five years           11,607          11,651
           Due after five years through ten years          14,932          14,937
           Due after ten years                                933             970
                                                          -------        --------
           Total                                         $ 41,845        $ 41,934
                                                         ========        ========

         Investment income as of December 31 consists of the following (in thousands):

                                              1997        1996       1995
                                              ----        ----       ----
           Debt securities                  $  2,253    $  2,122   $  2,023
           Equity securities                       8           9         15
           Short-term investments                855         849      1,138
           Mortgage loan                           -           -         23
           Other                                  39          56         42
                                            --------    --------   --------
               Total investment income         3,155       3,036      3,241
           Investment expenses                   (34)        (30)       (65)
                                            --------    --------   --------
               Net investment income        $  3,121    $  3,006   $  3,176
                                            ========    ========   ========



NOTE 3   PROPERTY AND EQUIPMENT

         A summary of property and equipment is as follows (in thousands):

    Description                                 Life in years       1997          1996
    -----------                                 -------------       ----          ----
    Land                                             -            $  1,054       $  1,153
    Buildings                                      10-40             4,210          4,320
    Data processing equipment and software          3-7              6,115          4,963
    Furniture and equipment                         3-10             7,584          7,422
                                                                  --------       --------
                                                                    18,963         17,858
    Accumulated depreciation                                       (13,501)       (12,664)
                                                                  --------       --------
                                                                  $  5,462       $  5,194
                                                                  ========       ========

         Depreciation expense charged to operations was $0.8 million in 1997, $1 million in 1996 and $0.9 million in 1995.

NOTE 4   DEFERRED POLICY ACQUISITION COSTS

         Policy acquisition costs incurred and amortized to income on property and casualty business were as follows (in thousands):

                                                                       1997             1996
                                                                       ----             ----
           Deferred at beginning of year                             $    -           $   -
                                                                     --------         -------
           Deferred costs acquired                                      1,686             -
                                                                     --------         -------
           Costs incurred and deferred during year:
             Commissions and brokerage                                  1,162           1,552
             Taxes, licenses and fees                                      10              13
             Other                                                         12              15
                                                                     --------         -------
               Total                                                    1,184           1,580
           Amortization charges to income during year                  (1,305)         (1,580)
                                                                     --------         -------
           Deferred at end of year                                   $  1,565         $    -
                                                                     ========         =======



         Deferred policy acquisition costs attributable to the credit life operation were $15,000 and $96,000 at December 31, 1997 and 1996, respectively. These costs represent that portion of the cost of writing business which is deferred and charged against income, through other operating costs and expenses, as premiums are earned.

NOTE 5   NOTES PAYABLE

         Notes payable at December 31, 1997 and 1996, are summarized as follows (in thousands):

                                                                                  1997            1996
                                                                                  ----            ----
           Note payable (due 6/30/98, accrued interest payable
             monthly at BB&T's Prime plus 1% compounded daily)                   $ 1,985         $   -
           Note payable (due in monthly installments ending 9/1/98,
             interest accrued at 6.89%)                                              226             -
           Note payable (due 10/04/00, payable quarterly, accrued
             payable monthly at BB&T Prime plus 0.625%
             compounded daily)                                                       825             -
                                                                                 -------         --------
           Total                                                                 $ 3,036         $   -
                                                                                 =======         ========



         Both of the BB&T notes payable are subject to restrictive financial covenants pertaining to minimum levels of net worth and ratios of debt to net worth and cash flow coverage. As of December 31, 1997, the Company was in compliance with all these restrictive covenants. Scheduled maturities of the notes payable are as follows (in thousands):

               1998................................................$ 2,511
               1999................................................$   300
               2000................................................$   225

NOTE 6    INCOME TAXES

         The Company files a consolidated federal income tax return which includes all companies. A formal tax-sharing agreement has been established by the Company with its subsidiaries.

         The Company uses the liability method in accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of difference between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.
         A reconciliation of the difference between income taxes (benefit) on income from operations computed at the federal statutory income tax rate is as follows (in thousands):


                                                                       1997           1996           1995
                                                                       ----           ----           ----
           Federal income tax at statutory rates                     $ 1,376        $ 1,715       $    391
           Increase (decrease) in taxes due to:
             Tax exempt interest                                          (2)            (5)           (22)
             Dividends received deduction                                 (3)            (2)            (4)
             Overaccrual from prior years                                -             (187)           -
             Limitation of net operating loss carryforward
               due to change in control                                  -            3,617         18,007
             Changes in valuation allowances:
               Utilization of net operating loss                      (1,339)        (1,590)          (329)
               Reduction due to limitation of
               net operating loss                                        -           (3,617)       (18,007)
             Other                                                        14            (62)           (38)
                                                                     -------        -------       --------
               Tax provision (benefit)                               $    46        $  (131)      $     (2)
                                                                     =======        =======       ========

         The provision for income taxes on income from operations consists primarily of current income taxes resulting from alternative minimum tax. The change in deferred amounts has been offset by the valuation allowance.

         Deferred tax liabilities and assets at December 31, 1997 and 1996, are comprised of the following (in thousands):


                                                                      1997 Tax Effect    1996 Tax Effect
                                                                      ---------------    ---------------
           Deferred tax liabilities:
             Deferred acquisition costs                                  $      559         $       29
             Property and equipment                                              57                 92
             Net unrealized investment gains                                     16                -
             Other                                                              221                 97
                                                                         ----------         ----------
               Total deferred liabilities                                       853                218
                                                                         ----------         ----------
           Deferred tax assets:
             Net operating loss carryforwards                               (10,203)           (11,056)
             Insurance reserves                                              (2,460)            (3,127)
             Net unrealized investment losses                                   -                 (182)
             Bad debts                                                         (475)              (521)
             Other                                                             (287)              (306)
                                                                         ----------         ----------
               Total deferred tax assets                                    (13,425)           (15,192)
                                                                         ----------         ----------
           Valuation allowance                                               12,572             14,974
                                                                         ----------         ----------
           Net deferred tax liabilities                                  $      -           $      -
                                                                         ==========         ==========


         The Company has determined, based on its recent earnings history, that a valuation allowance of $12.6 million should be maintained against the deferred tax asset at December 31, 1997. The Company's valuation allowance decreased by $2.4 million during 1997 due to a utilization of net operating loss.

         The Company has unused tax operating loss carryforwards and capital loss carryforwards of $92.9 million for income tax purposes. However, due to a "change in ownership" event that occurred in January, 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2 million per year. Net operating loss carryforwards available for use in 1998 are approximately $7.2 million due to losses incurred in 1995 after the change in ownership event occurred and carryover of previous years' unused limitations.

         The years of expiration of the tax carryforwards are as follows (in thousands):

                                  Net Operating
            Year of Expiration        Loss        Capital Loss
            ------------------        ----        ------------
                   1999           $        -       $   4,436
                   2000                    -             825
                   2004               12,044               -
                   2006               20,411               -
                   2007               31,931               -
                   2009               19,342               -
                   2010                3,918               -
                                  ----------       ---------
                                  $   87,646       $   5,261
                                  ==========       =========

NOTE 7  PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

         A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the previously owned West Coast operation prior to 1986. On June 7,1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company pays out subsequent to June 7,1994, a total of $ 20 million in losses and LAE paid, net of reinsurance. As of December 31, 1997 and 1996, $7.5 and $4.2 million respectively of claims payments have been made (gross of reinsurance) since June 7, 1994. A portion of the reinsurance on this business was placed with a reinsurer currently operating under the supervision of its state regulator. Estimates of any obligations of the Company take into account potential recoverable amounts.

         Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1997 and 1996:

                                                1997         1996
                                                ----         ----
          Pending, January 1                     71           85
          New claims advised                     11           16
          Claims settled                         35           30
                                                 --           --
          Pending, December 31                   47           71
                                                 ==           ==

         The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retentions through 1980 of $ 100,000 and $ 500,000 after that date. The claims are reserved as follows as of December 31, 1997 and 1996 (in thousands):

                                                   1997          1996
                                                   ----          ----
                     Case reserves              $  2,960      $   3,170
                     IBNR reserves                 4,641          6,381
                     LAE reserves                  1,820          3,764
                                                --------      ---------
                       Total                    $  9,421      $  13,315
                                                ========      =========

         The above claims involve four Superfund sites, seven asbestos or toxic claims, four underground storage tanks and 32 miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

         Because only 47 claims remain open as of December 31,1997, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

         Losses incurred are reduced by recoveries made and to be made from reinsurers, which also includes substantial amounts related to business produced as a servicing carrier. Estimated reinsurance recoveries are as follows (in thousands):

                                                    1997            1996             1995
                                                    ----            ----             ----
           Losses incurred                        $ 100,182       $ 158,307          $ 150,339
           Loss adjustment expenses                   4,380           5,583              5,379
                                                  ---------       ---------          ---------
             Total                                $ 104,562       $ 163,890          $ 155,718
                                                  =========       =========          =========

         The following table summarizes net property and casualty losses and LAE incurred (in thousands):

                                                      1997           1996          1995
                                                      ----           ----          ----
           Estimated losses and LAE incurred       $ 113,402      $ 175,704     $ 173,336
           Estimated reinsurance loss
             recoveries on incurred losses          (104,562)      (163,890)     (155,718)
                                                   ---------      ---------     ---------
                                                   $   8,840      $  11,814     $  17,618
                                                   =========      =========     =========

         Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):

                                                                         1997             1996                1995
                                                                         ----             ----                ----
     Liability for losses and LAE at the beginning of the year:
       Gross liability per balance sheet                              $ 132,152         $ 145,523         $ 166,698
       Ceded reinsurance recoverable, classified as an asset            (84,725)          (84,492)          (88,731)
                                                                      ---------         ---------         ---------
       Net liability                                                     47,427            61,031            77,967
                                                                      ---------         ---------         ---------

     Reserves acquired in purchase of Universal                           2,655                 -                 -
                                                                      ---------         ---------         ---------

     Provision for losses and LAE for claims
       occurring in the current year                                     12,202            10,697            14,243
     (Decrease) Increase in estimated losses and LAE for
       claims occurring in prior years                                   (3,362)            1,117             3,375
                                                                      ---------         ---------         ---------
                                                                          8,840            11,814            17,618
                                                                      ---------         ---------         ---------
     Losses and LAE payments for claims occurring during
       Current year                                                       8,845             9,151            11,711
       Prior years                                                       10,923            16,267            22,843
                                                                      ---------         ---------         ---------
                                                                         19,768            25,418            34,554
                                                                      ---------         ---------         ---------

     Liability for losses and LAE at the end of the year:
       Net liability                                                     39,154            47,427            61,031
       Ceded reinsurance recoverable, classified as an asset             75,616            84,725            84,492
                                                                      ---------         ---------         ---------
       Gross liability per balance sheet                              $ 114,770         $ 132,152         $ 145,523
                                                                      =========         =========         =========


NOTE 8   ACQUISITION OF THE INNOVATIVE COMPANY

         Effective December 1, 1997, the Company acquired all of the issued and outstanding shares of common stock of Innovative, including its subsidiaries. Consideration in the transaction consisted of 220,000 shares of new Cumulative Convertible Redeemable Nonvoting Special Preferred Stock ("Preferred Stock") of the Seibels Bruce Group, Inc. The Company treated the transaction as a purchase and repaid $1.8 million of debt due the shareholders of Innovative out of cash and liquid investments. The excess purchase price over the fair value of the assets was $2.6 million and is being amortized using the straight-line method over 40 years. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. On or after August 15, 2000, but prior to August 15, 2002, the Company at its option only, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.23 shares of Common Stock.

         Innovative's subsidiary, Universal, writes property and casualty insurance primarily in North Carolina, where the company is domiciled. It finances a portion of its business through PBP, Inc., its premium financing subsidiary. Universal's primary line is nonstandard automobile insurance. The results of operations for the month of December are included in the consolidated financial statements of the Company.

         The following unaudited proforma consolidated results of operations for 1997 and 1996 give effect to the acquisition as though it had occurred at the beginning of each year presented. The dividend on the preferred stock has been considered.

 Pro-forma for the Company and Innovative Unaudited Results for the year ended
                                  December 31
                     (in thousands, except per share data)

                                                  1997         1996
                                                  ----         ----
           Revenues                            $  63,136    $  73,128
           Net Income                          $   2,928    $   2,197
           Basic earnings per share            $    0.42    $    0.45
           Diluted earnings per share          $    0.40    $    0.40

NOTE 9   DIVIDEND RESTRICTIONS

         The ability of the Company to declare and pay cash dividends, as well as to service any debt, is dependent to some degree upon the ability of South Carolina Insurance Company (SCIC) and Universal to declare and pay dividends to the Company.

         The North Carolina Insurance Holding Company System Regulatory Act provides that, without the prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of Universal's surplus as regarding policyholders as of the preceding December 31 or
         (ii) Universal's net income, not including realized capital gains, for the 12-month period ending the preceding December 31.

         The South Carolina Insurance Holding Company Regulatory Act provides that, without the prior approval of the Director of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of SCIC's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) SCIC's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement.


NOTE 10  STATUTORY REPORTING

         The Company's insurance subsidiaries' assets, liabilities and results of operations have been reported on the basis of GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are found in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), state laws and regulations, as well as through general practices. The NAIC is currently involved in a project that would codify statutory accounting principles, which will then constitute the only source of "prescribed" statutory practices. When complete, that project will most likely alter the definition of prescribed versus permitted statutory accounting practices and may result in changes to the accounting policies that insurance companies use to prepare their statutory financial statements. The principal differences between SAP and GAAP, are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) acquisition costs for policies are expensed as incurred, while they may be deferred and amortized over the estimated life of the policies under GAAP, (3) no provision is made for deferred income taxes and (4) valuation allowances are established against investments. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "Annual Statement" which reports, among other items, net income (loss) and shareholders' equity (called "surplus as regards policyholders" in property and casualty reporting).

         A reconciliation between GAAP net income and statutory net income
         (loss) of the property and casualty insurance subsidiaries is as follows for the year ended December 31 (in thousands):


                                                                     1997                 1996                1995
                                                                     ----                 ----                ----
       GAAP income                                                 $  4,003            $  5,176              $  1,152
       Increase (decrease) due to:
         Deferred policy acquisition costs                              201                 198                   606
         Salvage/subrogation recoverable and reserves                   139                 256                   (41)
       Parent company GAAP-only items and other
         non-statutory subsidiaries                                   2,469               1,252                 1,820
       Mortgage loan loss recognition                                   -                   -                    (987)
       Intercompany dividends (1995 offset by increase
         in statutory surplus)                                       32,947               2,400               (13,202)
       Gain on sale of subsidiary                                       450                 -                     -
       Adjustment to premium and loss reserves                           28                (278)                 (255)
       Allocation of Seibels Bruce and Company expenses                 -                   -                  (1,574)
       Other                                                             52                  50                    99
                                                                   --------            --------              --------
       Statutory net income (loss) - (1996 as adjusted)            $ 40,289            $  9,054              $(12,382)
                                                                   ========            ========              ========




         A reconciliation between GAAP shareholders' equity and statutory capital and surplus, at December 31, is as follows (in thousands):


                                                                          1997            1996           1995
                                                                          ----            ----           ----
           GAAP shareholders' equity                                   $  37,544         $ 23,791      $ 10,187
           Increase (decrease) due to:
             Deferred policy acquisition costs                            (1,580)             (96)         (293)
             Parent company debt contributed
               to statutory surplus                                          -                -           2,400
             Non-statutory companies' shareholders' equity                  (165)            (840)        1,436
             Adjustments to premium and loss reserves                     (1,903)          (1,128)         (554)
             Allocation of Seibels Bruce and Company expenses                192              -          (1,574)
             Other                                                           -                (95)       (2,301)
                                                                       ---------         --------      --------
           Statutory surplus (1996 as adjusted)                        $  34,088         $ 21,632      $  9,301
                                                                       =========         ========      ========


         Net income and shareholders' equity of the credit life insurance subsidiary as determined in accordance with statutory accounting practices are as follows for the year ended December 31, is as follows (in thousands):

                                                                1997       1996       1995
                                                                ----       ----       ----
           Net income                                         $   203    $   460    $    276
           Shareholders' equity
             ("surplus as regards policyholders")             $ 4,511    $ 4,769    $  4,334


NOTE 11  BENEFIT PLANS, OPTIONS AND COMPUTATION OF EARNINGS PER SHARE

         During the first quarter of 1996, the Company issued to a group of investors stock options expiring December 31, 2000 to acquire 408,750 shares of unregistered Company Common Stock at the greater of the price of $10.00 per share or book value at the date of exercise.

         In the third quarter of 1996, the Company issued to a different group of investors stock options to acquire 781,250 shares of unregistered Company Common Stock at the greater of the price of $6.00 per share or the book value at the date of exercise, expiring December 31, 1998 and 781,250 shares at the greater of the price of $8.00 or the book value at date of exercise, expiring December 31, 2000.

         During the fourth quarter of 1997, the Company issued 220,000 shares of Preferred Stock that are convertible into 270,000 shares of the Company's Common Stock. (see note 8)

         The Company currently has three plans under which stock options, incentive stock and restricted stock may be granted to employees, non-employee directors, consultants and active independent agents of the Company. Under the plan for employees and independent agents, stock options expire five (5) years after the date of grant. Under the plan for non-employee directors, the options expire ten (10) years from the date of grant. Each plan is administered by a committee appointed by the Board of Directors.

         The 1996 Stock Option Plan (the "1996 Plan") for Employees became effective on November 1, 1995 and supersedes the 1987 Stock Option Plan (the "1987 Plan"). The 1996 Plan has reserved 1,250,000 share of Company common stock for issuance under the plan as options, incentive stock and restricted stock to employees and consultants of the Company. The following table shows the option under the 1987 and 1996 plans for the past three years.

                                                                           1997            1996           1995
                                                                           ----            ----           ----
           Shares under options outstanding, beginning of year            582,169        215,294         12,788
           Granted under 1987 Plan                                            -              -           75,000
           Granted under 1996 Plan                                        332,517        368,450        138,750
           Exercised during year                                           (9,375)           -           (5,000)
           Canceled or expire during year                                (139,096)        (1,575)        (6,244)
                                                                         --------       --------       --------
             Shares under options outstanding, end of year                766,215        582,169        215,294
                                                                         ========       ========       ========

           Shares under options exercisable, end of year                  324,718        214,531        140,294
                                                                         ========       ========       ========




         All grants made under the Plan have exercise prices no lower than the market price at the date of grant. At December 31, 1997, 410,980 shares of the Company's common stock have been reserved for future grants. The following table summarizes options outstanding and exercisable by price range as of December 31, 1997.


                                  OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                  -------------------                                -------------------
                                                   Weighted-Average
      Range of Exercise                                Remaining      Weighted-Average                   Weighted-Average
           Prices                   Outstanding    Contractual Life    Exercise Price     Exercisable     Exercise Price
           ------                   -----------    ----------------    --------------     -----------     --------------


              $2.20 - $4.40             65,000                7.5            $3.42          65,000            $3.42

              $4.40 - $6.60             83,752                2.9            $6.32          83,752            $6.32

              $6.60 - $8.80              6,250                4.1            $8.17           6,250            $8.17

             $8.80 - $11.00            429,126                3.7            $9.71         158,327            $9.74

            $11.00 - $13.20              6,776                2.9           $11.64           6,534           $11.65

            $15.40 - $17.60             85,228                3.4           $16.00               -                -

            $19.80 - $22.00             85,228                3.4           $22.00               -                -

            $42.50 - $45.00              4,855                1.9           $43.66           4,855           $43.66
                                 ----------------------------------------------------------------------------------

                                       766,215                3.9           $11.09         324,718            $8.10
                                 ==================================================================================

         Also included in the 1996 Plan are provisions for the granting of incentive stock and restricted stock. While there were no grants of incentive stock during 1997, 1996 or 1995, 28,279 shares of restricted stock were granted in 1996. Of that amount, 2,175 shares were issued in 1996 and 26,103 shares were issued in 1997 when the restrictions lapsed. In 1997, 55,298 shares of restricted stock were granted, 10,667 shares of which were issued during the year. Of the remaining 44,631 shares, 10,772 shares were forfeited during 1997 prior to the vesting date of January 1, 1998.

         The 1995 Stock Option Plan for Non-Employee Directors became effective June 15, 1995, with 250,000 common shares of stock reserved for grants. Under the Plan, all non-employee directors holding office on June 15 of each year are automatically granted 1,250 options to purchase Company common stock. The exercise price will be the market value on the date of grant. On June 15, 1995 and 1996, 8,750 shares were granted at an exercise price of $3.50 and $10.50, respectively. In addition, on June 15, 1997, 12,500 shares were granted at an exercise price of $7.19.

         The 1995 Stock Option Plan for Independent Agents became effective December 21, 1995. The Plan has reserved 125,000 common shares for granting under this plan. Activity may be summarized as follows:

                                                                       1997        1996       1995
                                                                       ----        ----       ----
           Shares under options outstanding, beginning of year         54,125     17,000        -
           Granted during year                                          5,526     40,125     17,000
           Exercised during year                                       (2,749)    (1,500)       -
           Canceled or expired during year                            (20,386)    (1,500)       -
                                                                     --------    -------    -------
           Shares under options outstanding, end of year               36,516     54,125     17,000
                                                                     ========    =======    =======


         During 1996 and 1995, a total of 57,125 options were granted at an average exercise price of $8.40 and $6.00, respectively. In 1997, 5,526 options were granted at an average exercise price of $6.37. At December 31, 1997, 84,235 shares of the Company's common stock have been reserved for future grants.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands except per share amounts):


                                                        1997         1996
                                                        ----         ----
           Net income - as reported                    $  4,003     $  5,176
           Net income - pro-forma                      $  3,016     $  4,026
           Diluted earnings per share - as reported    $   0.55     $   0.94
           Diluted earnings per share - pro-forma      $   0.41     $   0.73

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:



                                                EMPLOYEE PLAN       DIRECTORS PLAN        AGENTS PLAN
                                                -------------       --------------        -----------
           Expected Dividend Yield                          0%                  0%                   0%
           Expected Stock Price Volatility              52.75%              52.75%               52.75%
           Risk-Free Interest Rate                       6.30%               6.30%                6.30%
           Expected Life of Options                    5 years            10 years            4.2 years

         The Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. The Company and its subsidiaries recognize the projected future cost of providing post-retirement benefits as an expense as employees render services instead of when the benefits are paid. The cumulative effect is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. The post-retirement benefit expense was approximately $77,000 in 1997 and $75,000 in 1996. The following table presents the reconciliation of the obligation at December 31, 1997 and 1996 (in thousands):


                                                                   1997       1996
                                                                   ----       ----
           Accumulated postretirement benefit obligation:
             Active employees                                     $    50    $    37
             Current retirees                                         525        511
                                                                  -------    -------
               Total                                                  575        548
           Fair value of assets                                       -          -
                                                                  -------    -------
           Accumulated postretirement benefit
             obligation in excess of fair value of assets             575        548
           Unrecognized transition obligation                        (471)      (502)
           Unrecognized net gain                                       14         53
                                                                  -------    -------
               Accrued postretirement benefit cost                $   118    $    99
                                                                  =======    =======



          Net periodic post-retirement benefit cost includes the following components for 1997, 1996 and 1995 (in thousands):


                                                                    1997         1996        1995
                                                                    ----         ----        ----
           Service cost                                           $     3      $     3     $     4
           Interest cost                                               43           41          43
           Amortization of transition obligation                       31           31          35
           Amortization of net gains                                  -            -            (3)
                                                                  -------      -------     -------
               Net periodic postretirement benefits               $    77      $    75     $    79
                                                                  =======      =======     =======


         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 8% for 1997 and 9% for 1996 and 1995 is assumed to decrease to a 5.5% ultimate trend (5.5% in 1996 and 1995) with a duration to ultimate trend of six years (six years in 1996 and 1995). The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the post-retirement benefit obligation as of December 31, 1997 by $9,000.

         The weighted-average discount used in determining the accumulated post-retirement benefit obligation was 7.25% for 1997, 7.75% for 1996 and 7.25% for 1995.

         The company sponsors the South Carolina Insurance Company Employees' Profit-Sharing and Savings Plan, which is a combined arrangement for the profit-sharing and 401(k) elements for the employees of the Company and its subsidiaries. As of December 31, 1997, the amount of assets available for the plan benefits, based on information currently available, was $10,900,596.

         The profit-sharing element of the plan covers all full-time employees who have met minimum eligibility requirements. There have been no contributions to this part of the plan since 1988.

         Under the 401(k) element of the plan, employees may elect to have a portion of their salary withheld from pre-tax wages for investment in the plan, subject to limitations imposed by IRS regulations. The employee has several options as to how contributions will be invested. Effective July 1, 1997 the employer reinstated the 50% match of the employee's contribution up to the first 6%. The company match is split evenly with 25% invested in accordance with the investment options selected by the participant and the remaining 25% invested in the Seibels Bruce Stock Fund. The employer contribution for the plan on behalf of the participating employees was $72,159 in 1997 and $ -0-in 1996.

          The following table shows the computation of per share earnings.



                                                                Income                  Shares                 Per Share
                      For the year ended 1997                 (Numerator)            (Denominator)               Amount
                      -----------------------                 -----------            -------------               ------
           Net Income                                      $   4,002,587
           Less: Preferred stock dividends                       (11,367)
                                                           -------------
           Basic EPS
             Income available to common stockholders           3,991,220              7,001,552               $     0.57
                                                                                                              ==========
           Effect of Dilutive Securities
             Convertible preferred stock                          11,367                 23,356
             Options                                                 -                  249,063
                                                           -------------          -------------
           Diluted EPS
             Income available to common stockholders
               plus assumed conversions                    $   4,002,587              7,273,971               $     0.55
                                                           =============          =============               ==========

                      For the year ended 1996
                      -----------------------
           Basic EPS
             Income available to common stockholders       $   5,176,204              4,918,346               $     1.05
                                                                                                              ==========
           Effect of Dilutive Securities
             Warrants                                                -                   46,278
             Options                                                 -                  526,929
                                                           -------------          -------------
           Diluted EPS
             Income available to common stockholders       $   5,176,204              5,491,553               $     0.94
                                                           ==============         =============               ==========

                      For the year ended 1995
                      -----------------------
           Basic EPS
             Income available to common stockholders       $   1,152,000              4,181,000               $     0.28
                                                                                                              ==========
           Effect of Dilutive Securities
             Warrants                                                -                   46,111
             Options                                                 -                   12,445
                                                           -------------          -------------
           Diluted EPS
             Income available to common stockholders       $   1,152,000              4,239,556               $     0.27
                                                           =============          =============               ==========

NOTE 12  COMPANY'S OPERATIONS IN DIFFERENT BUSINESS SEGMENTS

         The Company performs servicing carrier activities for state and federal insurance facilities. Managing general agency services were also performed for a non-affiliated insurance company until February 1, 1998 (see Note 16). Insurance products are offered through independent agents, primarily in the southeastern United States. Effective in mid-1995, the Company voluntarily suspended underwriting new and renewal business for which the risks were not reinsured to an unaffiliated party. After both the Company and its regulators became satisfied that the capital level was adequate to undertake such risk, underwriting on a risk retention basis was resumed at very modest levels in mid-1996.

         Information on the Company's various business segments are as follows:

                                                                               1997                1996               1995
                                                                               ----                ----               ----
           Revenue:
             Property and casualty insurance segments                        $  6,580            $  7,186           $ 10,384
             Commission and service activities segments                        44,105              46,419             49,572
             Net investment income and other interest income                    3,633               3,516              4,038

             Realized gains (losses) on investments                               529                (179)               150
                                                                             --------            --------           --------
               Total for property & casualty insurance segments                54,847              56,942             64,144

           Other business revenue                                                 577               1,085              2,039
                                                                             --------            --------           --------

               Total revenue                                                 $ 55,424            $ 58,027           $ 66,183
                                                                             ========            ========           ========

           Operating profit (loss):
             Property and casualty insurance segments                        $  1,783            $     25           $ (6,719)
             Commission and service activities segment                         (2,735)              1,595              5,641
             Net investment income                                              3,633               3,516              4,038
             Realized gains (losses) on investments                               529                (179)               150
                                                                             --------            --------           --------
               Subtotal                                                         3,210               4,957              3,110

           Other business segments                                                463                 441                (47)
                                                                             --------            --------           --------

           Operating income                                                     3,673               5,398              3,063
             General corporate expenses, net of miscellaneous
               income and expense                                                 495                (179)            (1,605)
             Interest expense                                                    (119)               (174)              (308)
                                                                             --------            --------           --------

           Consolidated income before income taxes                           $  4,049            $  5,045           $  1,150
                                                                             ========            ========           ========



         Operating income represents revenue less related operating expenses.

         Identifiable assets by business segments or combined segments represent assets directly identified with those operations and an allocable share of jointly used assets. For the year ended December 31, (in thousands):

                                                                      1997           1996           1995
                                                                      ----           ----           ----
           Identifiable Assets
           Property and casualty insurance underwriting
             segment, including related investment activity        $  92,896      $  55,427      $  82,493
           Commission and service activities segment                 133,722        158,237        134,598
           Other business segments                                     4,743          5,187          5,697
           General corporate assets                                    3,257          1,621          1,217
                                                                   ---------      ---------      ---------

               Total assets                                        $ 234,618      $ 220,472      $ 224,005
                                                                   =========      =========      =========


         In 1997, depreciation and amortization charges for the various property and casualty insurance underwriting and commission and service segments, combined were $0.8 million ($1.0 and $0.9 million for 1996 and 1995 respectively). These amounts exclude policy acquisition costs of $1.3 million in 1997 ($1.6 and $3.2 million in 1996 and 1995 respectively).

         Costs of additions to property and equipment for the property and casualty insurance underwriting and commission and service segments combined amounted to $1.1 million in 1997, $0.8 million in 1996 and $0.1 million in 1995. Additions in

         1997 were primarily due to data processing software development to start the voluntary auto and commercial lines programs.

         NOTE 13  REINSURANCE

         The Company's property and casualty insurance operations include a retained risk bearing component, and a servicing carrier component. The risk business is ceded through several reinsurance programs including pro-rata and excess of loss. In its servicing carrier operation, premiums are ceded entirely to the applicable state's reinsurance facility. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows (in thousands):

                                 1997                         1996                          1995
                                 ----                         ----                          ----
                         Written        Earned        Written        Earned        Written         Earned
                         -------        ------        -------        ------        --------        ------
           Direct       $ 108,395     $ 109,277      $ 106,925     $ 105,212       $ 114,184     $ 122,912
           Assumed          5,386         5,529          6,235         5,819             422         1,232
           Ceded         (107,155)     (108,226)      (106,494)     (103,845)       (108,560)     (113,760)
                        ---------     ---------      ---------     ---------       ---------     ---------

           Net          $   6,626     $   6,580      $   6,666     $   7,186       $   6,046     $  10,384
                        =========     =========      =========     =========       =========     =========




         The amounts of premiums pertaining to catastrophe reinsurance that were ceded from earned premium during 1996 and 1995 were $0.2 million and $0.8 million respectively. The Company carried no catastrophe reinsurance in 1997.

         Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurers insolvency. Amounts due from reinsurance companies are for the following amounts for unearned premiums, unpaid losses and LAE, and paid losses and LAE (in thousands):

                                                  1997            1996
                                                  ----            ----
            Unearned premiums                  $  50,602       $  46,118
            Unpaid losses and LAE              $  75,616       $  84,725
            Paid losses and LAE                $  30,244       $  28,218

         Five reinsurers comprise a significant portion of the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expense, as well as prepaid reinsurance at December 31, 1997. The reinsurers and related balances are as follows (in thousands):

                                                 Reinsurance        Prepaid
                                                 Recoverable      Reinsurance
                                                 -----------      -----------
    South Carolina Reinsurance Facility           $   70,841        $  24,041
    North Carolina Reinsurance Facility               23,812            4,701
    National Flood Insurance Program                   2,942           20,430
    Swiss Reinsurance Corp                             5,586                -
    National Reinsurance Corp                            632                -
    Gerling Global Reinsurance Corp                      623              631
    TIG Reinsurance Company                              622              631
    All others                                           802              168
                                                  ----------        ---------
        Totals                                    $  105,860        $  50,602
                                                  ==========        =========

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

         NOTE 14  COMMITMENTS AND CONTINGENCIES

         (a) The Company's and its subsidiaries lease office space, computer equipment and automobiles under several operating leases that expire at various times. Approximate minimum future lease payments under these operating leases at December 31, 1997 are as follows (in thousands):

                               Fiscal year ending December 31,
                               -------------------------------
                 1998...................................................$897
                 1999...................................................$814
                 2000...................................................$379
                 2001...................................................$146
                 2002...................................................$148
                 Thereafter.............................................$381

         (b) A contingent liability exists with respect to reinsurance placed with other companies. (see Note 13)

         (c) Due to the nature of their business, certain subsidiaries are parties to various other legal proceedings, which are considered routine litigation incidental to the insurance business.

         (d) The Company was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe that the Company has basis for nonpayment of such amounts and the Company believes that it has adequately reserved in its financial statements with respect to this claim.

         (e) The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification against the Company pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium Service Corporation of Columbia ("Premium"), the Company and Norwest. The indemnification claim relates to certain loans which were recorded on the books of Premium but which later were discovered to be incorrectly recorded as realizable assets. Management believes the Company has no liability in the case.

NOTE 15  RELATED PARTY TRANSACTIONS

         A non-employee Director of the Company is also a member of the Board of Directors of Policy Management Systems Corporation ("PMSC"), which provided services to the Company prior to September 30, 1996. The Company paid data processing charges of $0.9 million in 1996 and $1.8 million in 1995.

NOTE 16  SUBSEQUENT EVENTS

         The Company, in its relationship with the unaffiliated insurer underwrote, processed, issued and settled claims on behalf of the issuing carrier. For these services, the Company was paid a fee. During 1997, 1996 and 1995 the Company was unable to make a profit on the fee income produced. Pursuant to a mutual agreement in August 1997 to cancel its Agreement, the Company discontinued its commercial lines managing general agency operation in February 1998. Policies previously underwritten on behalf of an unaffiliated issuing carrier began to be underwritten by the Company in the capacity of a risk taker. During 1997, $20.1 million of direct written premium was written under the arrangement and the book of business produced favorable loss ratios. A comparable amount is anticipated to be written as an issuing carrier in 1998. Under the terms of the cancellation agreement, all agents and policies remain with the Company. The Company has reissued licenses to these agents under the Company's name. The Company will also continue to run-off claims for the unaffiliated carrier until such time as the carrier wishes to take this responsibility. The Company is in the process of re-underwriting all of these policies.

         On March 16, 1998 the Company signed an agreement to acquire America's Flood Services, Inc. ("AFS") and a letter of intent to acquire Graward General Companies, Inc. ("Graward"). AFS manages flood zone determinations, flood insurance and flood compliance tracking. Graward is a general agent that writes non standard automobile insurance. The combined purchase price for the transactions is estimated at $12.9 million and will be funded through a bank loan of $9.7 million and convertible debt and preferred stock for a total of $3.2 million.

                               SUPPLEMENTARY DATA
                  QUARTERLY FINANCIAL INFORMATION (unaudited)
                    (in thousands, except per share amounts)

         The following is a summary of unaudited quarterly information for the years ended December 31, 1997 and 1996:

                                 1997                          1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
                                 ----                          ----------      -----------      -----------     -----------
           Commission & service income                          $ 11,257         $ 11,521         $ 11,082       $ 10,245
           Property & casualty and credit life premiums
             earned                                                2,323              913            1,673          1,827
           Net investment income                                     708              799              785            829
           Other interest income                                     297               79               95            295
           Realized gains (losses) on investments                    219               (1)             326            (15)
           Net income                                           $    703         $  1,075         $  1,008       $  1,217
           Basic earnings per share                             $   0.11         $   0.17         $   0.13       $   0.16

           Diluted earnings per share                           $   0.11         $   0.16         $   0.13       $   0.15




         Commission and service income fell in the first quarter of 1997 as the claims related to flood activity subsided from the very active 1996 storm season. Commission and service income remained fairly constant through the first three quarters of the year and fell during the fourth quarter due to a lack of storm related claims. Premiums earned fell in the second quarter due to lower assumed premiums than in the prior two quarters. Premiums earned increased in both the third and fourth quarters of 1997 as the Company began its voluntary nonstandard program in the fourth quarter of 1997. Net income for the year fell by $1.2 million mainly due to a lack of flood related claims.

                                1996                      1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
                                ----                      -----------      -----------      -----------     -----------
           Commission & service income                      $ 10,096        $ 11,254         $ 11,522         $ 13,547
           Property & casualty and credit life premiums
             earned                                            3,124             926            2,360            1,254
           Net investment income                                 660             588              798              960
           Other interest income                                 118              69              441              173
           Realized gains (losses) on investments                194             -                  2             (210)
           Net income                                       $    632        $  1,217         $  1,497         $  1,830
           Basic earnings per share                         $   0.15        $   0.28         $   0.32         $   0.30

           Diluted earnings per share                       $   0.14        $   0.25         $   0.28         $   0.27




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

         ITEM 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

                 Inapplicable.

                                    PART III

         ITEM 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant

         Information other than the listing of executive officers of the Company (which is presented in Part I of this document) is contained under the heading "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held May 20, 1998 and is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 10, 1998.

         ITEM 11.         Executive Compensation

         The information contained under the headings "Compensation of Executive Officers", Directors' Compensation," and "Compensation Plans and Arrangements" in the proxy statement relating to the annual meeting of shareholders to be held May 20, 1998 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 10, 1998.

         ITEM 12.         Security Ownership of Certain Beneficial Owners and
         Management

         The information contained under the headings "Principal Shareholders" and "Election of Directors" in the proxy statement relating to the annual meeting of shareholders to be held May 20, 1998 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 10, 1998.

         ITEM 13.         Certain Relationships and Related Transactions

         The information contained under the heading "Certain Transactions" in the proxy statement relating to the annual meeting of shareholders to be held May 20, 1998 is incorporated herein by reference since the Company files such definitive proxy materials pursuant to Regulation 14A on or prior to April 10, 1998.


                                    PART IV

         ITEM 14. Exhibits, Financial Statements, Schedules and Reports On Form 8-K

         (a) (1) and (2)- List of Financial Statements and Financial Statements Schedules

         The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

         Report of Independent Public Accountants- Arthur Andersen LLP Consolidated Balance Sheets- December 31, 1997 and December 31, 1996. Consolidated Statements of Operations-Years ended December 31, 1997,
           December 31, 1996 and December 31, 1995.
         Consolidated Statement of Cash flows-Years ended December 31, 1997,
           December 31, 1996 and December 31, 1995.

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

         (a) (3) List of Exhibits

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to the Annual Report, Exhibit (3)(1)-1, for the year ended December 31, 1989. Articles of Amendments dated June 18, 1994, June 13, 1995 and June 14, 1996, incorporated herein by reference to the Annual Report, Exhibit 3.1, for the year ended December 31, 1996. Articles of Amendments dated April 10, 1997 and November 26, 1997. Articles of Correction dated May 13, 1997.

3.2 By-Laws of the Registrant, as amended February 25, 1992, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
         (3)(1)-1, for the year ended December 31, 1991. Amendments of By-Laws dated June 18, 1994, October 14, 1994 and June 13, 1995.

10.1 South Carolina Insurance Company Employee's Profit Sharing and Savings Plan, dated June 30, 1992, as amended January 4, 1993, incorporated herein by reference to the Annual Report on Form 10-K(10)(9)-9, for the year ended December 31, 1992. Amendments dated June 2, 1993, April 21, 1994, July 1, 1994, July 1, 1995, July 1, 1996 and September 26, 1997.

10.2 Stock Purchase Agreement, date January 29, 1996, by and between the Registrant and Charles H. Powers and Walker S. Powers, and amendment thereto, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.

10.3 Stock Option Agreement, dated January 30, 1996, by and between the Registrant and Charles H. Power, Walker S. Powers and Rex and Jane Huggins, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-008804, accession number 0001005150-96-00127, accepted May 9, 1996.

10.4 Stock Purchase Agreement, dated March 28, 1996, by and between the Registrant and Fred C. Avent, Frank H. Avent and PepsiCo of Florence, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number 333-14123, accession number 0000276380-96-00017, accepted October 15, 1996.

10.5 Stock Purchase Agreement, dated March 28, 1996, by and between Registrant and Junius DeLeon Finklea, Joseph K. Newsom, Sr., Mark J. Ross, Larry M. Brice, J. Howard Stokes, Winston W. Godwin, IRA and Peter D. and Vera C. Hyman, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number 333-14123, accession number 0000276380-96-00017, accepted October 15,
         1996.

10.6 Stock Option Purchase Agreement, dated November 20, 1997, by and between the Registrant; Charles H. Powers, Walker S. Powers and Rex and Jane Huggins; and High Ridge Capital LLC.

10.7 Stock Option Purchase Agreement, dated November 20, 1997, by and between the Registrant; Charles H. Powers, Walker S. Powers and Rex and Jane Huggins; and High Ridge Capital Partners Limited Partnership.

10.8 The Seibels Bruce Group, Inc. 1996 Stock Option Plan for Employees, dated November 1, 1995, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.

10.9 The Seibels Bruce Group, Inc. 1995 Stock Option Plan for Independent Agents, dated June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.

10.10 The Seibels Bruce Group, Inc. 1995 Stock Option Plan for Non-Employee Directors, dated June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.

10.11 Agreement, dated October 1, 1994, by and between Catawba Insurance Company and the SC Facility, incorporated herein by reference to the Annual Report, Exhibit 10.12, for the year ended December 31, 1996.

10.12 Managing General Agent Agreement, dated January 1, 1996, by and between Seibels Bruce & Company and Agency Specialty of Kentucky, Inc. and Generali - US Branch, incorporated herein by reference to the Annual Report, Exhibit

         10.13, for the year ended December 31, 1996. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.13 Termination Agreement, dated August 27, 1997, by and between Seibels Bruce & Company and Agency Specialty of Kentucky, Inc. and Generali - US Branch.

10.14 Arrangement, dated October 1, 1996, by and between Catawba Insurance Company, Kentucky Insurance Company and South Carolina Insurance Company and The United States of America Federal Emergency Management Agency, incorporated herein by reference to the Annual Report, Exhibit 10.14, for the year ended December 31, 1996.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Arthur Andersen LLP.

27.1     Financial Data Schedule (electronic filing only).

28.1 Schedule P of Annual Report on Form 10-K/405 for the fiscal year ended December 31, 1997, incorporated herein by reference to Form SE, dated March 20, 1998.

         (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c) and (d) Exhibits and Financial Statement Schedules

         The applicable exhibits and financial statement schedules are included immediately after the signature pages.

         For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Numbers 333-14135, 333-15457, 2-70057, 2-83595, 33-34973, 33-43618, 33-43601, and 2-48782, as
         amended.

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


   Date:   March 11, 1998              By /s/  John C. West
        -----------------                -------------------------------------
                                       John C. West
                                       Chairman of the Board and Director


   Date:   March 11, 1998              By /s/  Ernst N. Csiszar
        -----------------                -------------------------------------
                                       Ernst N. Csiszar
                                       President and Director


   Date:   March 11, 1998              By /s/  John A. Weitzel
        -----------------                -------------------------------------
                                       John A. Weitzel
                                       Chief Financial Officer and Director


   Date:   March 11, 1998              By /s/  Frank H. Avent
        -----------------                -------------------------------------
                                       Frank H. Avent
                                       Director


   Date:   March 11, 1998              By/s/   A. Crawford Clarkson, Jr.
        -----------------                -------------------------------------
                                       A. Crawford Clarkson, Jr.
                                       Director


   Date:   March 11, 1998              By /s/  Susie H. VanHuss, Ph D.
        -----------------                -------------------------------------
                                       Susie H. VanHuss, Ph D.
                                       Director


   Date:   March 11, 1998              By /s/  Claude E. McCain
        -----------------                -------------------------------------
                                       Claude E. McCain
                                       Director


   Date:   March 11, 1998              By  /s/ Kenneth A. Pavia
        -----------------                -------------------------------------
                                       Kenneth A. Pavia
                                       Director

   Date:   March 11, 1998              By  /s/ Charles H. Powers
        -----------------                -------------------------------------
                                       Charles H. Powers
                                       Director

   Date:   March 11, 1998                By: /s/ Walker S. Powers
        -----------------                  ---------------------------------
                                         Walker S. Powers
                                         Director


   Date:   March 11, 1998                By /s/  John P. Seibels
        -----------------                  ---------------------------------
                                         John P. Seibels
                                         Director


   Date:   March 11, 1998                By /s/  George R.P. Walker, Jr.
        -----------------                  ---------------------------------
                                         George R.P. Walker, Jr.
                                         Director

   Date:   March 11, 1998                By /s/  James L. Zech
        -----------------                  ---------------------------------
                                         James L. Zech
                                         Director

   Date:   March 11, 1998                By /s/  Kenneth W. Marter
        -----------------                  ---------------------------------
                                         Kenneth W. Marter
                                         Controller (Principal Accounting
                                           Officer)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
  SCHEDULE I- SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                            As of December 31, 1997
                          (Dollars shown in thousands)


                                                                                                         Balance Sheet
                      Type of Investment                               Cost           Market Value           Value
                      ------------------                               ----           ------------           -----

 Debt securities*
 ----------------
   Bonds and Notes:
     U. S. Government and government agencies
       and authorities                                               $   38,581          $  38,624          $  38,624
     State, municipalities and political subdivisions                     2,246              2,289              2,289
     Corporate bonds                                                      1,018              1,021              1,021
                                                                     ----------          ---------          ---------
       Total debt securities                                             41,845             41,934             41,934
                                                                     ----------          ---------          ---------
 Equity securities
 -----------------
   Common stocks:
     Banks, trusts and insurance companies                                  906                915                915
   Non-redeemable preferred stocks:
     Public utilities                                                         -                  -                  -
                                                                     ----------          ---------          ---------
       Total equity securities                                              906                915                915
                                                                     ----------          ---------          ---------
 Other long-term investments                                                 73                 22                 22
 Cash and short-term investments                                          8,922              8,922              8,922
                                                                     ----------          ---------          ---------
       Total cash and investments                                    $   51,746          $  51,793          $  51,793
                                                                     ==========          =========          =========





* These debt securities are classified as debt securities available for sale and are valued at market.

           SCHEDULE II- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEET
                               As of December 31,
                          (Dollars shown in thousands)

                                                                                                 1997             1996
                                                                                                 ----             ----
           ASSETS
               Cash                                                                              $    263         $    231
               Investment in subsidiary companies*                                                 32,887           23,409
               Other investments                                                                      868              -
               Intercompany recoverables*                                                           4,936              216
               Other assets                                                                         2,351                5
                                                                                                 --------         --------
             Total assets                                                                        $ 41,305         $ 23,861
                                                                                                 ========         ========
           LIABILITIES
               Intercompany payable*                                                             $  1,550         $    -
               Other liabilities                                                                       11               70
                                                                                                 --------         --------
             Total liabilities                                                                      1,561               70
                                                                                                 --------         --------

           COMMITMENTS AND CONTINGENCIES

           CUMULATIVE CONVERTIBLE REDEEMABLE
           NONVOTING SPECIAL PREFERRED STOCK,
             Redemption value $2,200,  220,000 shares issued and outstanding                        2,200              -
                                                                                                 --------         --------

           SHAREHOLDERS' EQUITY
             Special stock, no par value, authorized 5,000,000 shares, none outstanding
             Common stock, $1 par value, authorized 12,500,000 shares, issued
               and outstanding 7,730,725 shares (6,168,097 in 1996)                                 7,731            6,168
             Additional paid-in-capital                                                            61,665           54,050
             Unrealized (loss) gain on investments owned by subsidiaries                               47             (536)
             Accumulated deficit                                                                  (31,899)         (35,891)
                                                                                                 --------         --------
               Total shareholders' equity                                                          37,544           23,791
                                                                                                 --------         --------
               Total liabilities and shareholders' equity                                        $ 41,305         $ 23,861
                                                                                                 ========         ========





* Eliminated in consolidation.





The accompanying notes are an integral part of these financial statements

     SCHEDULE II (CONTINUED)- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                           STATEMENTS OF INCOME /LOSS
                               As of December 31,
                    (in thousands, except per share amounts)

                                                                                       1997             1996            1995
                                                                                       ----             ----            ----
           Total revenue                                                             $    177         $    191        $    650
                                                                                     --------         --------        --------
           Expenses:
             Interest                                                                     115               90             199
             Other                                                                         21               17             851
                                                                                     --------         --------        --------
                 Total expenses                                                           136              107           1,050
                                                                                     --------         --------        --------
           Income before income taxes and equity in undistributed
             loss of subsidiary                                                            41               84            (400)
           Tax benefit                                                                    (18)              (1)            (18)
                                                                                     --------         --------        --------
           Income (loss) before equity in undistributed
             loss of subsidiary                                                            59               85            (382)
           Equity in undistributed income of subsidiary companies*                      3,944            5,091           1,534
                                                                                     --------         --------        --------
             Net income                                                              $  4,003         $  5,176        $  1,152
                                                                                     ========         ========        ========

           Basic earning per share                                                   $   0.57         $   1.05        $   0.28
                                                                                     ========         ========        ========

           Diluted earnings per share                                                $   0.55         $   0.94        $   0.27
                                                                                     ========         ========        ========





* Eliminated in consolidation.





The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               As of December 31,
                                 (in thousands)

                                                                         1997              1996                1995
                                                                         ----              ----                ----
    Common stock outstanding:
      Beginning of year                                               $   6,168          $   4,193          $    3,625
      Stock issued in connection with offerings                           1,428                -                   554
      Stock issued to benefit plans, agents and others                      135                  4                  14
      Stock issued-capital contribution                                     -                1,971                 -
                                                                      ---------          ---------          ----------
      End of year                                                     $   7,731          $   6,168          $    4,193
                                                                      =========          =========          ==========

    Additional paid-in capital:
      Beginning of year                                               $  54,050          $  46,660          $   41,859
      Stock issued in connection with offerings                           7,175                -                 4,767
      Stock issued to benefit plans, agents and others                      440                 21                  34
      Stock issued - capital contribution                                   -                7,369                 -
                                                                      ---------          ---------          ----------
      End of year                                                     $  61,665          $  54,050          $   46,660
                                                                      =========          =========          ==========

    Unrealized gain (loss) on securities:
      Beginning of year                                               $    (536)         $     401          $   (2,615)
      Change in unrealized gains on securities                              583               (937)              3,016
                                                                      ---------          ---------          ----------
      End of year                                                           $47          $    (536)         $      401
                                                                      =========          =========          ==========

    Accumulated deficit:
      Beginning of year                                               $ (35,891)         $ (41,067)         $  (42,219)
      Net income                                                          4,003              5,176               1,152
      Preferred stock dividend                                              (11)               -                   -
                                                                      ---------          ---------          ----------
      End of year                                                     $ (31,899)         $ (35,891)         $  (41,067)
                                                                      =========          =========          ==========

        Total shareholders' equity                                    $  37,544          $  23,791          $   10,187
                                                                      =========          =========          ==========



The accompanying notes are an integral part of these consolidated statements.

     SCHEDULE II (CONTINUED)-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                               As of December 31,
                          (Dollars shown in thousands)

                                                                                       1997            1996              1995
                                                                                       ----            ----              ----
           Cash flows from operating activities:
             Net income                                                              $ 4,003          $ 5,176          $  1,152
                                                                                     -------          -------          --------
             Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
             Equity in undistributed income (loss) of subsidiaries                    (3,944)          (5,091)           (1,534)
             Changes in assets and liabilities:
               Income tax payable to subsidiaries                                          -                -               (41)
               Other (net)                                                            (3,649)            (476)              513
                                                                                     -------          -------          --------
                 Total adjustments                                                    (7,593)          (5,567)           (1,062)
                                                                                     -------          -------          --------
             Net cash  (used in) provided by operating activities                     (3,590)            (391)               90
                                                                                     -------          -------          --------

             Cash flows from investing activities:
               Contributions of capital to subsidiaries                               (1,653)          (6,288)           (7,400)
               Cost of investments acquired                                           (1,054)               -                 -
                                                                                     -------          -------          --------
             Net cash (used in) investing activities                                  (2,707)          (6,288)           (7,400)
                                                                                     -------          -------          --------

             Cash flows from financing activities:
               Proceeds from stock rights offering                                         -                -             5,321
               Proceeds from stock issued under employee benefit plans                   575                9                18
              (Repayment of) proceeds from notes payable                              (2,849)          (2,476)            2,000
               Issuance of stock                                                       8,603            9,340                 -
                                                                                     -------          -------          --------
           Net cash provided by financing activities                                   6,329            6,873             7,339
                                                                                     -------          -------          --------

           Net increase in cash                                                           32              194                29
           Cash January 1                                                                231               37                 8
                                                                                     -------          -------          --------
           Cash December 31                                                          $   263          $   231          $     37
                                                                                     =======          =======          ========

           Supplemental Cash Flow Information:
             Income taxes recovered from subsidiary                                 $      1          $    77          $     27
             Interest paid                                                                 -              271                 -

           Noncash financing activities:
             Notes payable in exchange for common stock                                    -                -                37

           Acquisition
             Preferred stock issued                                                   (2,200)               -                 -
             Assets acquired                                                          36,831                -                 -
             Liabilities assumed                                                     (37,224)               -                 -
                                                                                     -------          -------          --------
             Goodwill                                                                 (2,593)               -                 -

           Stock issued for consulting services/compensation                              81               16                31


The accompanying notes are an integral part of these financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
               SCHEDULE III- SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                                                            Net
                                                                                                         investment
                                       Deferred         Future policy                                    income (1)
                                        policy         benefits losses,                                  and other
                                     acquisition       claims and loss     Unearned       Premium        interest
Segment                                 costs             expenses         premiums       revenue         income
-------                                 -----             --------         --------       -------         ------
Year ended December 31, 1997

Property and casualty insurance        $    1,565        $  114,770       $  54,341      $    6,580      $     472
Credit life insurance                          15               117              41             156            248
Commission and service activities             -                 -               -               -            3,167
Other                                         -                 -               -               -              -
                                       ----------        ----------       ---------      ----------      ---------
   Total                               $    1,580        $  114,887       $  54,382      $    6,736      $   3,887
                                       ==========        ==========       =========      ==========      =========


Year ended December 31, 1996

Property and casualty insurance        $      -          $  132,152       $  47,498      $   7,186       $     482

Credit life insurance                          96               145             194            478             270
Commission and service activities             -                 -               -              -             3,055

Other                                         -                 -               -              -               -
                                       ----------        ----------       ---------      ----------      ---------
   Total                               $       96        $  132,297       $  47,692      $   7,664       $   3,807
                                       ==========        ==========       =========      ==========      =========

Year ended December 31, 1995

Property and casualty insurance        $      -          $  145,523       $  45,369      $  10,384       $    699

Credit life insurance                         293               199             758            890            291
Commission and service activities             -                 -               -              -            3,340

Other                                         -                 -               -              -              -
                                       ----------        ----------       ---------      ----------      --------
   Total                               $      293        $  145,722       $  46,127      $  11,274       $  4,330
                                       ==========        ==========       =========      ==========      ========
                                                   Benefits,
                                                claims, losses         Amortization of
                                                and settlement         deferred policy       Other operating       Premiums
Segment                                            expenses           acquisition costs       expenses (1)         written
-------                                            --------           -----------------       ------------         -------
Year ended December 31, 1997

Property and casualty insurance                   $     8,840           $      1,305          $   (4,036)          $  6,626
                                                                                                                   ========
Credit life insurance                                      70                    (98)                 55
Commission and service activities                         -                      -                45,005
Other                                                     -                      -                    60
                                                  -----------           ------------          ----------
   Total                                          $     8,910           $      1,207          $   41,084
                                                  ===========           ============          ==========

Year ended December 31, 1996

Property and casualty insurance                   $    11,814           $      1,580          $       58           $  6,666
                                                                                                                   ========
Credit life insurance                                     203                   (207)                 74
Commission and service activities                         -                      -                38,881

Other                                                     -                      -                   -

                                                  -----------           ------------          ----------
   Total                                          $    12,017           $      1,373          $   39,013
                                                  ===========           ============          ==========

Year ended December 31, 1995

Property and casualty insurance                   $    17,618           $      3,188          $    1,680           $  6,046
                                                                                                                   ========
Credit life insurance                                     545                   (655)                 92
Commission and service activities                         -                      -                40,996
Other                                                     -                      -                   -
                                                  -----------           ------------          ----------
   Total                                          $    18,163           $      2,533          $   42,768
                                                  ===========           ============          ==========

(1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates.

     Results would change if different methods were applied.

                   SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                                 (in thousands)

                      Column A                 Column B         Column C        Column D        Column E          Column F
                      --------                 --------         --------        --------        --------          --------
                                                                                                               Percentage of
                                                             Ceded to other   Assumed from                    amount assumed to
           Year ended December 31, 1997     Gross Amount*      companies     other companies   Net amount           net
           ----------------------------     -------------      ---------     ---------------   ----------           ---
           Credit life insurance in force     $    1,466      $      -          $     -        $    1,466             -%
                                              ==========      ==========        =========      ==========         ===========

           Premiums earned:
             Property/casualty insurance         109,277         108,226            5,529           6,580               84.0%
             Credit life insurance                    51             -                -                51                 -
             Accident/health insurance               105             -                -               105                 -
                                              ----------      ----------        ---------      ----------
                        Total                 $  109,433      $  108,226        $   5,529      $    6,736
                                              ==========      ==========        =========      ==========

           Year ended December 31, 1996
           ----------------------------

           Credit life insurance in force     $    5,908      $      -          $     -        $    5,908               -%
                                              ==========      ==========        =========      ==========         ===========

           Premiums earned:
             Property/casualty insurance      $  105,212      $  103,845        $   5,819      $    7,186                81.0%
             Credit life insurance                   265              (1)             -               266                  -
             Accident/health insurance               211              (1)             -               212                  -
                                              ----------      ----------        ---------      ----------
                        Total                 $  105,688      $  103,843        $   5,819      $    7,664
                                              ==========      ==========        =========      ==========

           Year ended December 31, 1995
           ----------------------------

           Credit life insurance in force     $   16,717      $      -          $     -        $   16,717               -%
                                              ==========      ==========        =========      ==========         ===========

           Premiums earned:
             Property/casualty insurance      $  122,912      $  113,760        $   1,232      $   10,384                11.9%
             Credit life insurance                   737              (4)             -               741                  -
             Accident/health insurance               147              (2)             -               149                  -
                                              ----------      ----------        ---------      ----------
                        Total                 $  123,796      $  113,754        $   1,232      $   11,274
                                              ==========      ==========        =========      ==========


* Includes amount written as designated carrier for two state sponsored automobile facilities, a homeowners' residual market and the WYO National Flood Insurance Program.

                         THE SEIBELS BRUCE GROUP, INC.
                 SCHEDULE V- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                              Balance at
                                             beginning of                                  Balance at
                   Description                   year          Additions     Deductions    end of year
                   -----------                   ----          ---------     ----------    -----------

      Year ended December 31, 1997
      ----------------------------
      Allowance for uncollectable:
        Agents' balances receivable             $     669      $   2,016      $  1,728     $     957
                                                =========      =========      ========     =========
        Other receivable                        $      79      $      29      $     45     $      63
                                                =========      =========      ========     =========
        Premium notes receivable                $      75      $     226      $      -     $     301
                                                =========      =========      ========     =========

      Year ended December 31, 1996*
      -----------------------------
      Allowance for uncollectable:
        Agents' balances receivable             $      70      $     738      $    139     $     669
                                                =========      =========      ========     =========
        Other receivable                        $      79      $       -      $      -     $      79
                                                =========      =========      ========     =========
        Premium notes receivable                $      75      $       -      $      -     $      75
                                                =========      =========      ========     =========

      Year ended December 31, 1995*
      -----------------------------
      Allowance for uncollectable:
        Agents' balances receivable             $      70      $       -      $      -     $      70
                                                =========      =========      ========     =========
        Other receivable                        $     151      $      79      $    151     $      79
                                                =========      =========      ========     =========
        Premium notes receivable                $     245      $       -      $    170     $      75
                                                =========      =========      ========     =========


* Includes amounts written as designated carrier for two state-sponsored automobile facilities, a homeowners, residual market and the WYO NFIP.

                         THE SEIBELS BRUCE GROUP, INC.
 SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
                                  OPERATIONS
                                 (in thousands)

  Column A               Column B        Column C       Column D      Column E      Column F        Column G
  --------               --------        --------       --------      --------      --------        --------

                                       Reserves for
                          Deferred     Unpaid Claims                                             Net Investment
                           Policy        and Claim   Discount, if                                  income and
                        Acquisition     Adjustment   any, Deducted   Unearned       Earned       Other Interest
                           Costs         Expenses    in Column C*    Premiums      Premiums          Income
                           -----         --------    ------------    ---------     --------          ------
    Affiliation with
       Registrant
      Company and
      consolidated
      subsidiaries

        Year Ended
    December 31, 1997     $    1,565     $ 114,770   $       -       $  54,341     $    6,580       $    3,639
                          ==========     =========   ===========     =========     ==========       ==========

        Year Ended
    December 31, 1996     $      -       $ 132,152   $       -       $  47,498     $    7,186       $    3,537
                          ==========     =========   ===========     =========     ==========       ==========

        Year Ended
    December 31, 1995     $      -       $ 145,523   $       -       $  45,369     $   10,384       $    4,039
                          ==========     =========   ===========     =========     ==========       ==========

                                      Column H               Column I        Column J       Column K
                                      --------               --------        --------       --------

                                                           Amortization
                                                           of Deferred   Paid Claims and
                             Claims and Claim Incurred        Policy          Claim
                               Related to (1) Current      Acquisition      Adjustment      Premiums
                                Year(2) Prior Years           Costs          Expenses        Written
                                -------------------           -----          --------        -------
    Affiliation with
       Registrant
     Company and
     consolidated
      subsidiaries

        Year Ended
    December 31, 1997         $ 12,202        $ (3,362)     $    1,305        $ 19,768      $    6,626
                              ========        ========      ==========        ========      ==========

        Year Ended
    December 31, 1996         $ 10,697        $  1,117      $    1,580        $ 25,418      $    6,666
                              ========        ========      ==========        ========      ==========

        Year Ended
    December 31, 1995         $ 14,243        $  3,375      $    3,188        $ 34,554      $    6,046
                              ========        ========      ==========        ========      ==========



* The Company does not discount loss and LAE reserves.