Form 10-Q
period 1998-03-31
SEIBELS BRUCE GROUP INC
filed 1998-05-15
CIK 276380

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 1998
                       --------------
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                     -----------      -----------

                         Commission file number 0-8804

                         THE SEIBELS BRUCE GROUP, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

South Carolina                                                57-0672136
---------------------------------------                   -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1501 Lady Street (PO Box 1), Columbia, SC                       29201(2)
-----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (803) 748-2000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes     X        No
                                                        -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,764,611 shares of Common Stock, $1 par value, at May 13, 1998.

                         ITEM 1.  FINANCIAL STATEMENTS
                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (Dollars shown in thousands)

                                                                                        March 31,            December 31,
ASSETS                                                                                    1998                   1997
                                                                                    -----------------     -----------------
Investments:                                                                           (Unaudited)
   Debt securities, available-for-sale, at market (cost of $41,337                   $         41,378      $         41,934
      at 1998 and $41,845 at 1997)
   Equity securities, at market (cost of $906 at 1998 and 1997                                    928                   915
   Cash and short-term investments                                                              6,161                 8,922
   Other long-term investments                                                                     30                    22
                                                                                    -----------------     -----------------
       Total cash and investments                                                              48,497                51,793
Accrued investment income                                                                         585                   785
Premiums and agents' balances receivable, net                                                   4,939                 5,674
Premium notes receivable                                                                        3,798                 3,233
Reinsurance recoverable on paid losses and
  loss adjustment expenses                                                                     29,534                30,244
Reinsurance recoverable on unpaid losses and
  loss adjustment expenses                                                                     82,311                75,616
Property and equipment, net                                                                     5,328                 5,462
Prepaid reinsurance premiums - ceded business                                                  54,374                50,602
Deferred policy acquisition costs                                                               2,531                 1,580
Other assets                                                                                   12,500                 9,629
                                                                                    -----------------     -----------------
        Total assets                                                                 $        244,397      $        234,618
                                                                                    =================     =================
LIABILITIES
Losses and claims:
   Reported and estimated losses and claims
                            - retained business                                      $         28,149      $         30,847
                            - ceded business                                                   73,228                66,262
   Adjustment expenses
                            - retained business                                                 7,970                 8,307
                            - ceded business                                                    9,083                 9,354
Unearned premiums:
   Property and casualty
                            - retained business                                                 5,416                 3,739
                            - ceded business                                                   54,374                50,602
   Credit life                                                                                     41                    41
Balances due other insurance companies                                                         15,639                15,489
Debt                                                                                            6,110                 3,036
Current income taxes payable                                                                        0                    41
Other liabilities and deferred items                                                            5,058                 7,156
                                                                                    -----------------     -----------------
       Total liabilities                                                                      205,068               194,874
                                                                                    -----------------     -----------------

COMMITMENTS AND CONTINGENCIES
CUMULATIVE, CONVERTIBLE, REDEEMABLE, NONVOTING SPECIAL
PREFERRED STOCK, Redemption value $2,700 and $2,200; 270,000 and 220,000 shares
   issued and outstanding at 1998 and 1997 respectively                                         2,700                 2,200
                                                                                    -----------------     -----------------
SHAREHOLDERS' EQUITY
Special stock, no par value, authorized 5,000,000 shares, none outstanding                          0                     0
Common stock, $1 par value, authorized 12,500,000 shares, issued &
   outstanding of 7,764,101 and 7,730,725 shares at 1998 and 1997                               7,764                 7,731
Additional paid-in-capital                                                                     61,863                61,665
Accumulated other comprehensive income                                                             40                    47
Accumulated deficit                                                                          (33,038)              (31,899)
                                                                                    -----------------     -----------------
Total shareholders' equity                                                                     36,629                37,544
                                                                                    -----------------     -----------------
       Total liabilities and shareholders' equity                                    $        244,397      $        234,618
                                                                                    =================     =================

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      For the three months ended March 31,
             (Amounts shown in thousands, except per share amounts)
                                  (unaudited)

                                                                                  1998                  1997
                                                                              ------------          ------------
Commission & service income                                                    $    11,139           $    10,964
Premiums earned                                                                      2,705                 2,323
Net investment income                                                                  716                   708
Other interest income                                                                  232                   297
Realized gains on investments                                                         (25)                   219
Other income                                                                           429                     4
                                                                              ------------         -------------
                    Total revenue                                                   15,196                14,515
                                                                              ------------         -------------

Expenses:
      Losses & loss adjustment expenses                                              2,478                 3,827
      Policy acquisition costs                                                         302                   582
      Interest expense                                                                 106                    17
      Other operating costs & expenses                                              12,847                 9,373
                                                                              ------------         -------------
                    Total expenses                                                  15,733                13,799
                                                                              ------------         -------------

(Loss)/income from operations, before provision for
   income taxes and effect of change in accounting principle                         (537)                   716

Provision for income taxes                                                               0                  (13)
                                                                              ------------         -------------
(Loss)/income before effect of change in accounting principle                        (537)                   703

Effect of change in accounting principle                                             (601)                     0
                                                                              ------------         -------------
Net income                                                                         (1,138)                   703

Other Comprehensive Income
 Change in value of marketable securities, less reclassification adjustment of $3 and ($219) for losses (gains) included in
    net income in 1998 and 1997                                                        (7)                 (475)
                                                                              ------------         -------------
Comprehensive net income                                                       $   (1,145)          $        228
                                                                              ============         =============


Basic earnings per share:
     Net (loss)/income                                                        $     (0.07)          $       0.11
     Weighted average shares outstanding                                             7,746                 6,175

Diluted earnings per share:
     Net (loss)/income                                                        $     (0.07)          $       0.11
     Weighted average shares outstanding                                             7,955                 6,175

Basic earnings per share after accounting change:
     Net (loss)/income                                                        $     (0.15)          $       0.11
     Weighted average shares outstanding                                             7,746                 6,175

Diluted earnings per share after accounting change:
     Net (loss)/income                                                        $     (0.15)          $       0.11
     Weighted average shares outstanding                                             7,955                 6,175

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                  (Unaudited)
                          (Amounts shown in thousands)


                                                                               1998                    1997
                                                                            ------------           --------------
Cash flows from operating activities:
   Net (loss)/income                                                         $   (1,138)            $         703
   Adjustments to reconcile net (loss) income to net cash (used in)/
    provided by operating activities:
      Equity in earnings of unconsolidated subsudiary                               (13)                        0
      Depreciation and amortization                                                  261                      249
      Realized losses/(gains) on investments                                          25                    (219)
      Net change in assets and liabilities affecting
        cash flows from operating activities                                     (3,044)                    5,304
                                                                            ------------           --------------
Net cash (used in)/provided by operating activities                              (3,909)                    6,037
                                                                            ------------           --------------

Cash flows from investing activities:
      Proceeds from investments sold or matured                                   13,133                    1,928
      Cost of investments acquired                                              (12,595)                        0
      Issuance of premium notes receivable, net of collections                     (565)                        0
      Proceeds from property and equipment sold                                        6                        0
      Purchase of property and equipment                                            (36)                     (58)
                                                                            ------------           --------------
Net cash (used in)/provided by investing activities                                 (57)                    1,870
                                                                            ------------           --------------

Cash flows from financing activities:
      Proceeds from issuance of debt                                               6,000                        0
      Repayment of debt                                                          (2,926)                        0
      Stock issued under stock option plans                                          231                      192
      Cash used in the purchase of subsidiary                                    (2,100)                        0
                                                                            ------------           --------------
Net cash provided by financing activities                                          1,205                      192
                                                                            ------------           --------------

Net (decrease)/increase in cash and short term investments                       (2,761)                    8,099
Cash and short term investments, January 1                                         8,922                    2,664
                                                                            ------------           --------------
Cash and short term investments, March 31                                    $     6,161            $      10,763
                                                                            ============           ==============


Supplemental cash flow information:
       Cash paid for  - interest                                             $        70            $           9

                         - income taxes                                      $         0            $          48
                                                                            ============           ==============


Nocash investing activity:
     Acquisition-
           Cash paid                                                         $   (2,100)            $           0
           Preferred stock issued                                                  (500)                        0
           Assets acquired, at estimated fair value                                  335                        0
                                                                            ------------           --------------
          Goodwill                                                           $   (2,265)            $           0
                                                                            ============           ==============

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report Form 10-K for the year ended December 31, 1997.

NOTE 2.  ACQUISITIONS

Effective March 31, 1998, the Company acquired America's Flood Services, Inc. ("AFS") for $2,600,000, consisting of $2,100,000 in cash and $500,000 in
Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock. AFS manages flood zone determinations, flood insurance, and flood compliance tracking. AFS had revenues of $644,000 and net income of $138,000 for the first quarter of 1998. Had AFS been owned by the Company for the entire quarter, the Company's revenues and net loss for the period would have been $15,840,000 and ($1,000,000) respectively.

NOTE 3.  DEBT

Effective March 31, 1998, the Company closed a $15,000,000 Credit Facility (the Facility) with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable quarterly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The Facility is secured by a lien on the assets of the Seibels Bruce Group, Inc. As of March 31, 1998, the outstanding balance under the Facility was $6,000,000.

NOTE 4.  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and recorded it as a cumulative effect of a change in accounting principle of $601,000. As a result, the Company's participation in the North Carolina Reinsurance Facility is no longer being treated as assumed reinsurance and all amounts assumed from the Facility have been eliminated. The Facility is now treated as an assessment organization. The effect of the change in accounting principle was a reduction of $.08 per share on both a basic and diluted basis. Below are the pro forma EPS for the three months ended March 31, 1998 and 1997, assuming the change in accounting principle was applied retroactively.

                                                 1998                  1997
              Net (loss)/income              $       (537)        $         244
              Earnings per common share:
                 Basic                       $      (0.07)        $        0.04
                 Diluted                     $      (0.07)        $        0.04
                                            ==============       ==============

NOTE 5.  COMPREHENSIVE INCOME

During the quarter, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

NOTE 6.  SUBSEQUENT EVENTS

Effective May 1, 1998, the Company purchased Graward General Companies, Inc. ("Graward"). Graward is a general agent that writes non-standard automobile insurance. The purchase price was $10,250,000 and was funded through debt of $7,550,000 and the issuance of $2,700,000 in convertible debt.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                                                          March 31,         December 31,
FINANCIAL CONDITION                                                         1998                1997
                                                                            ----                ----
Total cash and investments                                            $          48,497  $         51,793

Total assets                                                                    244,397           234,618

Total liabilities                                                               205,068           194,874

Preferred Stock                                                                   2,700             2,200

Shareholders' equity                                                             36,629            37,544
        Per share                                                                  4.73              4.86


                                                                           Three Months Ended, March 31,
                                                                           -----------------------------
RESULTS OF OPERATIONS                                                        1998                 1997
                                                                             ----                 ----
Commission and service income                                         $            11,139  $           10,964
Premiums earned                                                                     2,705               2,323
Investment and other interest income                                                  948               1,005
Realized (loss)/gain on investments                                                  (25)                 219
Other income                                                                          429                   4
                                                                      -------------------  ------------------
    Total revenue                                                     $            15,196  $           14,515
                                                                      ===================  ==================

Net (loss)/income before accounting change and income tax             $             (537)  $              716

Provision for income tax                                                                0                  13
                                                                      -------------------  ------------------

Net (loss)/income before accounting change                                          (537)                 703


Cumulative effect of a change in accounting principle                               (601)                   0
                                                                      -------------------  ------------------

Net (loss)/income                                                     $           (1,138)  $              703
                                                                      ===================  ==================


                                   OVERVIEW
                          (dollars shown in thousands)

Total revenues increased 5% principally on the strength of rising premium volumes earned on the automobile business that the Company entered into during the fourth quarter of 1997 and the commercial business on which now the Company retains risk. Net loss of $537 for the first quarter of 1998, before accounting change and income tax represents a $1,253 decrease over the corresponding quarter of 1997. The net loss is due mainly to slower revenue recognition of the risk-based revenue as compared to the fee-based revenue.

                             RESULTS OF OPERATIONS
                          (dollars shown in thousands)

Three Months Ended March 31, 1998 and 1997

Commission & Service Income

Commission and service income increased $175, or 1.6%, to $11,139 for the three months ended March 31, 1998 from $10,964 for the three months ended March 31, 1997. This increase is due primarily to increases of $587 in Flood premium-based fees due to an increase in the number of policies serviced. This increase was offset by decreased activity in the SC Facility premium-based fees and fees generated by the former MGA relationship in the Company's commercial lines business unit, which ceased to operate on a fee income basis after February 1, 1998. Flood claims-based revenues for the three months ended March 31, 1998 decreased $251 compared to the same period in 1997. This decrease is due to an increase in claims servicing activity resulting from Hurricane Fran in the fourth quarter of 1996, for which an increase in claims servicing activity carried over into the first quarter of 1997.

Premiums Earned

Net premiums earned increased $382, or 16.4%, to $2,705 for the three months ended March 31, 1998 from $2,323 for the three months ended March 31, 1997. Included in the earned premium for 1997 were $2,129 in earned premium associated with the North Carolina Reinsurance Facility. These earned premiums are not included in the 1998 figure due to the change in accounting principle discussed in NOTE 3. $113 or 4.2% of the total earned premium was a result of the Commercial business unit, which began to retain risk in February 1998.
$352 or 13.0% of the total earned premium came from the new South Carolina automobile business unit, which began underwriting during the fourth quarter of 1997. $2,000 or 73.9% of earned premiums were a result of the Company's acquisition of Universal Insurance Company during the fourth quarter of 1997. The remaining 8.9% came from runoff operations and a low value dwelling program the Company writes.

Net Investment and Interest Income

Net investment and other interest income decreased $57 or 5.7%, to $948 for the three months ended March 31, 1998 from $1,005 for the three months ended March 31, 1997. This decrease is due to not recording investment income from the NCRF due to the change in accounting principle discussed in NOTE 3.

Realized (Loss)/Gain on Investments

Realized loss on investments was $25 for the three months ended March 31, 1998 compared to a gain of $219 for the three months ended March 31, 1997.

Other Income

Other income was $429 and $4 for the three months ended March 31, 1998 and 1997, respectively. The increase is due mainly to revenues produced by Premium Budget Plan, a policy finance company the Company purchased in the fourth quarter of 1997.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $1,349 or 35.2%, to $2,478 for the three months ended March 31, 1998 from $3,827 for the three months ended March 31, 1997. This decrease corresponds in part to the decrease in activity in run-off operations during the same period and is also related to the change in accounting principle discussed in NOTE 3, for which the three-month period ending March 31, 1997 included $1,029 in losses and LAE.

Policy Acquisition Costs

With the Company's reentry into the risk market, the Company has begun deferring policy acquisition costs. The Company expensed $302 of policy acquisition costs and deferred $951 for the three months ended March 31, 1998. Property and casualty policy acquisition costs of $582 were expensed for the three months ended March 31, 1997 with no deferral.

Interest Expense

Interest expense was $106 and $17 for the three months ended March 31, 1998 and 1997, respectively. The increase is due to the Company's acquisition of Universal Insurance Company in the fourth quarter of 1997, and the debt associated with that acquisition.

Other Operating Costs and Expenses

Other operating costs and expenses increased $3,474, or 37.1%, to $12,847 for the three months ended March 31, 1998 from $9,373 for the three months ended March 31, 1997. Expenses related to Universal Insurance Company and Premium Budget Plan were $2,498. Salaries and fringes were $2,927 and $3,097 for the three months ended March 31, 1998 and 1997, respectively, excluding Universal Insurance Company and Premium Budget Plan. Agent commissions included in other operating costs and expenses were $4,154 and $4,374 for the three months ended March 31, 1998 and 1997, respectively.


                        LIQUIDITY AND CAPITAL RESOURCES
                          (dollars shown in thousands)

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

Net cash used in operations was $3,909 for the three months ended March 31, 1998, compared to cash provided by operations of $6,037 for the same period in 1997. The cash outflow is attributed to the net loss for the period plus the continued drain on cash by runoff operations. Cash flows from financing activities were $1,205 and were primarily related to an increase debt of $3,074, less $2,100 for the cash portion of the purchase price of America's Flood Service, Inc.

Total assets as of March 31, 1998 were $244,397, an increase of $9,779 or a 4.2 % increase in total assets over December 31, 1997. The majority of this increase is caused by an increase in reinsurance recoverable on unpaid losses and loss adjustment expenses, and prepaid reinsurance premiums associated with ceded business.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their insurance and ancillary businesses.

ITEM 2.  CHANGES IN SECURITIES

On March 31, 1998, the Company issued 50,000 shares, with a value of $500,000, of $0.625 cumulative, convertible, redeemable, nonvoting special preferred stock ($0.625 Special Stock) to the former owners of America's Flood Service, Inc. (AFS) as partial consideration in conjunction with the acquisition of AFS. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. On or after August 15, 2000, but prior to August 15, 2002, the Company may redeem, in whole or in part, the $0.625 Special Stock at a price of $15.00 per share and the holders of the $0.625 Special Stock have the right to convert each share of $0.625 Special Stock into 1.25 shares of common stock, par value $1.00, of the Company. On August 15, 2002, the Company must redeem any remaining shares of $0.625 Special Stock at a rate of $10.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE SEIBELS BRUCE GROUP, INC
                                  -------------------------------------
                                               (Registrant)


Date: May 14, 1998                         /s/ John A. Weitzel
      ----------------------              --------------------------------------
                                          John A. Weitzel
                                          President and Director


Date: May 14, 1998                         /s/ Kenneth W. Marter
      ----------------------              --------------------------------------
                                          Kenneth W. Marter
                                          Controller (Principal Accounting
                                             Officer)