Form 10-K/A
period 1997-12-31
SEIBELS BRUCE GROUP INC
filed 1998-06-19
CIK 276380

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 1997 Commission File Number 000-08804

                          THE SEIBELS BRUCE GROUP, INC.
             (Exact name of registrant as specified in its charter)
                              ---------------------
        South Carolina                               57-0672136
  ---------------------------              ------------------------------------
  (State of Incorporation)                 (IRS Employer Identification Number)

  1501 Lady Street (P.O. Box 1)
  Columbia, South Carolina                             29201(2)
  -----------------------------                       -----------
  (Address of principal executive office)             (Zip Code)

                                 (803) 748-2000
                ------------------------------------------------
                (Registrant's telephone no., including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class

                     Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $57,971,055.00 as of March 2, 1998.

As of March 2, 1998, 7,729,474 shares of the registrant's Common Stock, par value $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document of Registrant                              Form 10-K Reference Location

1998 Proxy Statement                                        Part III

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

     Mr. John C. West, chairman of the Board of Directors of the Company, is of counsel to the law firm of Bethea, Jordan & Griffin. Bethea, Jordan & Griffin has been retained by the Company to perform legal services. During the fiscal year ended December 31, 1997, the Company paid a total of $39,891 to Bethea, Jordan & Griffin.

     Based upon information provided by Charles H. Powers and Walker S. Powers, during the fiscal year ended December 31, 1997, the Company paid a total of $482,672 to SADISCO Corporation ("SADISCO") of which $96,307 was for salvage and disposal services provided to the Company in the ordinary course of business and $386,365 was for reimbursement of expenses advanced by SADISCO on behalf of the Company in connection with such services. Charles H. Powers, a director of the Company, is the owner and operator of SADISCO.

     Information other than as set forth above is contained under the heading "Election of Directors" in the proxy statement relating to the annual meeting of shareholders and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     On April 15, 1998, Ernst N. Csiszar resigned from his position as President, Chief Executive Officer and a member of the Board of Directors of the Company due to personal reasons. Mr. Csiszar's resignation was effective immediately. In connection with Mr. Csiszar's resignation, the Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to compensate Mr. Csiszar for his years of service with the Company in a manner commensurate with his contribution. Therefore, the Board of Directors approved a severance compensation package consisting of a lump sum payment of $320,000, conditioned upon the forfeiture by Mr. Csiszar of all options to purchase common stock of the Company held by him at the time of his resignation.

     The information contained under the heading "Compensation of Directors and Executive Officers" in the proxy statement relating to the annual meeting of shareholders and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE SEIBELS BRUCE GROUP, INC.


Date: June 19, 1998              By: /s/John A. Weitzel
                                     -----------------------------------------
                                 Name: John A. Weitzel
                                      ----------------------------------------
                                 Title: President and Chief Executive Officer
                                       ---------------------------------------

                                 (signing in the capacity of a duly authorized officer of the registrant)