Form 10-Q
period 1998-06-30
SEIBELS BRUCE GROUP INC
filed 1998-08-14
CIK 276380

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1998
                           -------------
                                       or
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________ to ________

                          Commission file number 0-8804

                          THE SEIBELS BRUCE GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

South Carolina                                        57-0672136
-------------------------------                  ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

1501 Lady Street (PO Box 1), Columbia, SC               29201(2)
-----------------------------------------               --------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
7,768,828 shares of Common Stock, $1 par value, at August 11, 1998.
-------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollars shown in thousands)

                                                                                    June 30,     December 31,

ASSETS                                                                                1998          1997
                                                                                --------------   ------------
Investments:                                                                      (Unaudited)
   Debt securities, available-for-sale, at market  (cost of $46,035
      at 1998 and $41,845 at 1997)                                                  $ 46,227       $ 41,934
   Equity securities, at market (cost of $906 at 1998 and 1997)                        1,059            915
   Cash and short-term investments                                                    13,013          8,922
   Other long-term investments                                                             7             22
                                                                                  -----------    -----------
       Total cash and investments                                                     60,306         51,793
Accrued investment income                                                                697            785
Premiums and agents' balances receivable, net                                         11,694          5,674
Premium notes receivable                                                               3,897          3,233
Reinsurance recoverable on paid losses and loss adjustment expense                    28,692         30,244
Reinsurance recoverable on unpaid losses and loss adjustment expense                  75,916         75,616
Property and equipment, net                                                            6,089          5,462
Prepaid reinsurance premiums - ceded business                                         58,774         50,602
Deferred policy acquisition costs                                                      2,884          1,580
Goodwill                                                                              20,821          2,557
Other assets                                                                           9,707          7,072
                                                                                  -----------    -----------
        Total assets                                                                $279,477       $234,618
                                                                                  ===========    ===========

LIABILITIES
Losses and claims:
   Reported and estimated losses and claims
                         - retained business                                        $ 27,677       $ 30,847
                         - ceded business                                             66,991         66,262
   Adjustment expenses
                         - retained business                                           7,719          8,307
                         - ceded business                                              8,925          9,354
Unearned premiums:
   Property and casualty
                         - retained business                                           9,356          3,739
                         - ceded business                                             58,774         50,602
   Credit life                                                                            41             41
Balances due other insurance companies                                                36,202         15,489
Debt                                                                                  16,544          3,036
Current income taxes payable                                                              41             41
Other liabilities and deferred items                                                   8,278          7,156
                                                                                  -----------    -----------
       Total liabilities                                                             240,548        194,874
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
  Issued and Outstanding 220,000 shares of Cumulative $0.62 Convertible
   Redeemable Nonvoting Special Preferred Stock, Redemption value $2,200,000           2,200          2,200
  Issued and outstanding 50,000 shares of Cumulative $0.625 Convertible
   Redeemable Nonvoting  Special Preferred Stock, Redemption value $500,000              500              0
                                                                                  -----------    -----------
        Total special stock                                                            2,700          2,200
                                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 12,500,000 shares, issued &
   outstanding of  7,768,828 and 7,730,725 shares at 1998 and 1997                     7,769          7,731
Additional paid-in-capital                                                            61,712         61,665
Accumulated other comprehensive income                                                   192             47
Accumulated deficit                                                                  (33,444)       (31,899)
                                                                                  -----------    -----------
Total shareholders' equity                                                            36,229         37,544
                                                                                  -----------    -----------
       Total liabilities and shareholders' equity                                   $279,477       $234,618
                                                                                  ===========    ===========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             (Amounts shown in thousands, except per share amounts)
                                   (unaudited)

                                                                                    Six Months Ended       Three Months Ended
                                                                                         June 30                June 30
                                                                                 ----------------------- ----------------------
                                                                                   1998        1997 (1)    1998        1997 (1)
                                                                                 ---------    ---------  ---------   ----------
Commission & service income                                                       $23,399      $20,816    $12,261      $10,774
Premiums earned                                                                     6,970        3,145      4,265          839
Net investment income                                                               1,545        1,507        829          799
Other interest income                                                                 806          376        574           79
Realized (losses)/gains                                                                (1)         218         23           (1)
Other income                                                                          879           47        450           25
                                                                                 ---------    ---------  ---------   ----------
                    Total revenue                                                  33,598       26,109     18,402       12,515
                                                                                 ---------    ---------  ---------   ----------

Expenses:
      Losses & loss adjustment expenses                                             6,116        2,783      3,600          451
      Policy acquisition costs                                                      5,019          603      2,693           21
      Interest expense                                                                378           33        272           16
      Other operating costs & expenses                                             22,373       20,879     11,588       10,932
      Restructuring charge                                                            546            0        546            0
                                                                                 ---------    ---------  ---------   ----------
                    Total expenses                                                 34,432       24,298     18,699       11,420
                                                                                 ---------    ---------  ---------   ----------

(Loss)/income from operations, before provision for
   income taxes and effect of change in accounting principle                         (834)       1,811       (297)       1,095

Provision for income taxes                                                              0           33          0           20
                                                                                 ---------    ---------  ---------   ----------
(Loss)/income before effect of change in accounting principle                        (834)       1,778       (297)       1,075

Effect of change in accounting principle                                             (601)           0          0            0
                                                                                 ---------    ---------  ---------   ----------
Net (loss)/income                                                                  (1,435)       1,778       (297)       1,075

Other Comprehensive Income
 Change in value of marketable securities, less reclassification adjustment of
   ($43) and ($45) for gains included in net income in the six months and
   three months ended June 30, 1998, respectively                                      145          (31)       152          444
                                                                                 ---------    ---------  ---------   ----------
Comprehensive net (Loss)/income                                                    $(1,290)     $ 1,747    $  (145)     $ 1,519
                                                                                 =========    =========  =========   ==========

Basic earnings per share before change in accounting principle:
     Net (loss)/income                                                            $ (0.11)     $  0.28    $ (0.04)     $  0.17
     Weighted average shares outstanding                                            7,755        6,393      7,746        6,285

Diluted earnings per share before change in accounting principle:
     Net (loss)/income                                                            $ (0.11)     $  0.28    $ (0.04)     $  0.17
     Weighted average shares outstanding                                            7,755        6,393      7,746        6,285

Basic earnings per share after change in accounting principle:
     Net (loss)/income                                                            $ (0.19)     $  0.28    $ (0.04)     $  0.17
     Weighted average shares outstanding                                            7,755        6,393      7,746        6,285

Diluted earnings per share after change in accounting principle:
     Net (loss)/income                                                            $ (0.19)     $  0.28    $ (0.04)     $  0.17
     Weighted average shares outstanding                                            7,755        6,393      7,746        6,285


(1) Reclassified.  See Note 1 of the Notes to Consolidated Financial Statements

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (Amounts shown in thousands)



                                                                                Six Months Ended
                                                                                     June 30,
                                                                          1998                     1997
                                                                       ----------               ----------
Cash flows from operating activities:

   Net (loss)/income                                                    $ (1,435)                $ 1,778
   Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Equity in earnings of unconsolidated subsidiary                       (144)                      0
      Depreciation and amortization                                          637                     491
      Realized losses/(gains)                                                  1                    (218)
      Net change in assets and liabilities affecting
        cash flows from operating activities                               1,946                   3,799
                                                                       ----------               ----------
Net cash provided by operating activities                                  1,005                   5,850
                                                                       ----------               ----------

Cash flows from investing activities:
      Proceeds from investments sold or matured                           15,671                   1,962
      Cost of investments acquired                                       (18,610)                      0
      Issuance of premium notes receivable, net of collections              (664)                      0
      Proceeds from property and equipment sold                                6                       0
      Purchase of property and equipment                                    (364)                   (124)
                                                                       ----------               ----------
Net cash (used in)/provided by investing activities                       (3,961)                  1,838
                                                                       ----------               ----------

Cash flows from financing activities:
      Net proceeds from notes payable and line of credit                  10,808                       0
      Stock issued under stock option plans, net of repurchase                85                     469
      Stock issued under exercise of warrants                                  0                       2
      Issuance of capital stock                                                0                   5,858
      Dividends paid on special stock                                       (110)                      0
      Cost of purchased subsidiaries, net of $5,914 cash acquired         (3,736)                      0
                                                                       ----------               ----------
Net cash provided by financing activities                                  7,047                   6,329
                                                                       ----------               ----------

Net increase in cash and short term investments                            4,091                  14,017
Cash and short term investments, January 1                                 8,922                   2,664
                                                                       ----------               ----------
Cash and short term investments, June 30                                $ 13,013                 $16,681
                                                                       ==========               ==========

Supplemental cash flow information:

       Cash paid for  - interest                                        $    340                 $    23

                      - income taxes                                    $      0                 $    49
                                                                       ==========               ==========

Noncash investing activities:

     Stock issued for consulting services                               $      0                 $    90
                                                                       ==========               ==========
     Acquisitions-

           Cash paid                                                    $ (9,650)                $     0
           Issuance of debt                                               (2,700)                      0
           Preferred stock issued                                           (500)                      0
           Assets acquired, at estimated fair value                       22,671                       0
           Liabilities assumed                                           (28,106)                      0
                                                                       ----------               ----------
          Goodwill                                                      $(18,285)                $     0
                                                                       ==========               ==========


                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report Form 10-K for the year ended December 31, 1997.

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

Effective May 1, 1998, the Company acquired Graward General Companies, Inc. ("Graward") for a tentative purchase price of $10,250,000, consisting of $7,550,000 in cash and $2,700,000 in Subordinated Convertible Notes. The tentative purchase price may be adjusted as a result of any adjustments identified in accordance with the underlying purchase agreement. As of the date of acquisition, Graward processed approximately $60,000,000 of nonstandard automobile insurance on an annual basis and acted as a managing general agent for another insurance company until April 30, 1998. Graward now processes this business on the behalf of three of the Company's subsidiaries. Graward had revenues of $7,070,000 and net losses of ($25,000) after taxes and profit sharing for the first four months of 1998.

Had the Company owned both Graward and AFS since the beginning of 1998, the Company's revenues and net loss for the six months ended June 30, 1998 would have been $41,312,000 and ($1,322,000) respectively.

NOTE 3.  DEBT

Effective March 31, 1998, the Company closed a $15,000,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable quarterly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of June 30, 1998 was 8.44%. The Facility is secured by a lien on the assets of The Seibels Bruce Group, Inc. As of June 30, 1998, the outstanding balance under the Facility was $13,550,000.

NOTE 4.  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and recorded it as a cumulative effect of a change in accounting principle of $601,000. As a result, the Company's participation in the North Carolina Reinsurance Facility is no longer being treated as assumed reinsurance and all amounts assumed from the Facility have been eliminated. The Facility is now treated as an assessment organization. The effect of the change in accounting principle was a reduction of $.08 per share on both a basic and diluted basis. Below are the pro forma EPS for the six months ended June 30, 1998 and 1997, assuming the change in accounting principle was applied retroactively.

                                     For the six months ended                For the three months ended
                                             June 30                                 June 30
                                 ----------------------------------      ----------------------------------
                                     1998                1997                1998                1997
                                 ----------------------------------      ----------------------------------

   Net (loss)/income             $       (834)        $      1,319       $      (297)         $      1,075
   Earnings per common share:
      Basic                      $      (0.11)        $       0.21       $     (0.04)         $       0.17
      Diluted                    $      (0.11)        $       0.21       $     (0.04)         $       0.17
                                ==============      ===============     ==============      ===============

NOTE 5.  RESTRUCTURING CHARGE

During the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $546,000 related to the consolidation of its automobile and claims operations. The charges relate to employee severance and other termination benefits from moving the processing of the Company's automobile insurance business from Winston-Salem, North Carolina to Nashville, Tennessee and from the consolidation of claims management and staff positions in the Columbia, South Carolina office.

NOTE 6.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

NOTE 7.  SUBSEQUENT EVENTS

On July 1, 1998, The Innovative Company, a wholly-owned subsidiary of the Company, was merged into The Seibels Bruce Group, Inc. The Board of Directors of the Company approved the Plan of Merger ("the Plan") on February 10, 1998. The Plan did not require approval of the shareholders of either company. The capital stock of The Innovative Company was cancelled and no cash, securities or other consideration of any kind was issued or paid for the shares.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                           June 30,           December 31,
FINANCIAL CONDITION                          1998                1997
                                             ----                ----
Total cash and investments             $      60,306          $     51,793

Total assets                                 279,477               234,618

Total liabilities                            240,548               194,874

Special Stock                                  2,700                 2,200

Shareholders' equity                          36,229                37,544
         Per share                              4.66                  4.86


                                                                      Six Months Ended
RESULTS OF OPERATIONS                                                      June 30               Second Quarter
                                                                   -----------------------  -----------------------
                                                                      1998        1997(1)       1998        1997(1)
                                                                   ----------- -----------  ----------- -----------
Commission & service income                                          $23,399     $20,816      $12,261     $10,774
Premiums earned                                                        6,970       3,145        4,265         839
Net investment income                                                  1,545       1,507          829         799
Other interest income                                                    806         376          574          79
Realized gains on investments                                             (1)        218           23          (1)
Other income                                                             879          47          450          25
                                                                   ----------- -----------  ----------- -----------
             Total revenue                                            33,598      26,109       18,402      12,515
                                                                   ----------- -----------  ----------- -----------

(Loss)/income from operations, before provision for
   income taxes and effect of change in accounting principle            (834)      1,811         (297)      1,095

Provision for income taxes                                                 0          33            0          20
                                                                   ----------- -----------  ----------- -----------
(Loss)/income before effect of change in accounting principle           (834)      1,778         (297)      1,075

Effect of change in accounting principle                                (601)          0            0           0
                                                                   ----------- -----------  ----------- -----------
Net (loss)/income                                                     (1,435)      1,778         (297)      1,075

Weighted average shares outstanding                                    7,755       6,393        7,746       6,285

(1) Reclassified. See Note 1 of the Notes to Consolidated Financial Statements


                                    OVERVIEW
                          (Dollars shown in thousands)

Total revenues for the six-month period increased 28.7% over the same period last year. This increase is primarily due to increased premium volume and fee income contributed by recent acquisitions. Net loss of $834 for the six months ending June 30, 1998, provision for income taxes and before change in accounting principle represents a $2,645 decrease over the corresponding period in 1997. The net loss is due mainly to slower revenue recognition of the risk-based revenue as compared to the fee-based revenue and a $546 restructuring charge.

                              RESULTS OF OPERATIONS
                          (Dollars shown in thousands)

Six Months Ended June 30, 1998 and 1997

Commission & Service Income

Commission and service income increased $2,583 or 12.4%, to $23,399 for the six months ended June 30, 1998 from $20,816 for the six months ended June 30, 1997. Flood fee income increased for the first six months of 1998 by $1,457 due to an increase in the number of policies serviced and winter storm related claims activity. The acquisition of Premium Budget Plan ("PBP"), a policy finance company the Company purchased in the fourth quarter of 1997, America's Flood Service, Inc. ("AFS") and Graward General Companies ("Graward") also contributed to increased commission and service income. These three companies, PBP, AFS and Graward, added $2,000, $610 and $864 respectively. The increase in commission and service income from flood business, PBP, AFS and Graward was offset by decreased activity in the SC Facility premium-based fees and a decrease in fees generated by the former managing general agency relationship in the Company's commercial lines business unit, which ceased to operate on a fee income basis after February 1, 1998.

Premiums Earned

Net premiums earned increased $3,825 or 121.6%, to $6,970 for the six months ended June 30, 1998 from $3,145 for the six months ended June 30, 1997. In 1997 $2,787 was related to assumed business that the Company no longer records as earned premiums in 1998 per NOTE 4. The commercial business unit, which began to retain risk in February 1998 contributed $782 or 11.2% of the total earned premium. The new South Carolina automobile business unit, which began underwriting during the fourth quarter of 1997, contributed $1,370 or 19.7% of the total earned premium. The Innovative Company ("Innovative"), which was acquired during the fourth quarter of 1997, contributed $4,275 or 61.3% of the earned premiums. Business written through Graward, which was acquired on May 1, 1998, generated $250 or 3.6% of the earned premium. The remaining 4.2% came from runoff operations and a low value dwelling program the Company writes.

Net Investment and Interest Income

Net investment and other interest income increased $468 or 24.9%, to $2,351 for the six months ended June 30, 1998 from $1,883 for the six months ended June 30, 1997. This increase is due to the acquisition of Innovative, PBP, AFS and Graward.

Realized (Loss)/Gain on Investments

Realized loss on investments was $1 for the six months ended June 30, 1998 compared to a gain of $218 for the six months ended June 30, 1997.

Other Income

Other income was $879 and $47 for the six months ended June 30, 1998 and 1997, respectively. The increase is due to revenues produced by PBP.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $3,333 or 119.8%, to $6,116 for the six months ended June 30, 1998 from $2,783 for the six months ended June
30, 1997. In 1997, $2,091 was related to assumed business that the Company no longer records as losses per NOTE 4. This increase corresponds to the increased activity in all risk operations over the same period last year. During 1997, the Company served as a general agent in its commercial insurance operation, thus the Company had no losses related to that business. Also in 1997, the Company had minimal auto insurance on which it retained risk. These facts should be considered when trying to compare 1998 and 1997 loss and loss adjustment expense information.

Policy Acquisition Costs

With the Company's re-entry into the risk market, the Company has begun to defer policy acquisition costs. During the six months ended June 30, 1998, $5,019 of policy acquisition costs were expensed and $1,304 were deferred while during the same period in 1997, $603 were expensed and none were deferred.

Interest Expense

Interest expense was $378 and $33 for the six months ended June 30, 1998 and 1997, respectively. The increase is due to the Company's acquisitions of Innovative, AFS and Graward in the December 1997, March 1998 and May 1998 respectively and the debt associated with those acquisitions.

Other Operating Costs and Expenses

Other operating costs and expenses increased $1,494, or 7.2%, to $22,373 for the six months ended June 30, 1998 from $20,879 for the six months ended June 30, 1997. Salaries and fringes for the Company included in other operating costs and expenses including the acquisitions were $6,777 and $5,847 for the six months ended June 30, 1998 and 1997, respectively. Agent commissions included in other operating costs and expenses were $5,558 and $9,237 for the six months ended June 30, 1998 and 1997, respectively. The reduction in agents' commissions is due to the fact that agents' commissions are now also included in policy acquisition costs.


                         LIQUIDITY AND CAPITAL RESOURCES
                          (Dollars shown in thousands)

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales or maturities of investments.

Net cash, provided by operating activities, totaled $1,005. Net Change in Assets and Liabilities provided $1,946 of cash from operating activities. Individual sources of cash flows from operating activities included changes of $5,617 in unearned premiums on retained business and $20,713 in balances due other insurance companies, which are related to the Company's continued re-entry into the retained risk business. Individual uses of cash include a $6,020 increase in Premiums and Agents' Balances Receivable, a $2,635 increase in other assets, and a $3,758 reduction in reported and estimated losses and claims and loss adjustment expense on retained business. The first two uses are primarily the result of the acquisition of Graward. The $3,758 reduction in reported and estimated losses and claims and loss adjustment expense on retained business is primarily the result of the settlement of claims from runoff business.

Investing activities used cash in the amount of $3,961 as a portion of the Company's cash was re-deployed into the investment portfolio. Cash flows from financing activities were related to the purchase of Graward in the second quarter.

Total assets as of June 30, 1998 were $279,477 or an increase of 19.1% over the total as of December 31, 1997. The two major components of the increase were cash and investments and goodwill.


                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their insurance and ancillary businesses.

ITEM 2.  CHANGES IN SECURITIES

On March 31, 1998, the Company issued 50,000 shares, with a value of $500,000, of $0.625 cumulative, convertible, redeemable, nonvoting special preferred stock ("$0.625 Special Stock") to the former owners of America's Flood Service, Inc. ("AFS") as partial consideration in conjunction with the acquisition of AFS. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. On or after August 15, 2000, but prior to August 15, 2002, the Company may redeem, in whole or in part, the $0.625 Special Stock at a price of $15.00 per share and the holders of the $0.625 Special Stock have the right to convert each share of $0.625 Special Stock into 1.25 shares of common stock, par value $1.00, of the Company. On August 15, 2002, the Company must redeem any remaining shares of $0.625 Special Stock at a rate of $10.00 per share.

On March 31, 1998, the Company issued a warrant to ING (U.S.) Capital Corporation to purchase up to 57,971 shares of Common Stock of the Company with an exercise price of $7.81 per share, exercisable until September 30, 2004.

In conjunction with the acquisition of Graward, on May 1, 1998, the Company issued Convertible Subordinated Promissory Notes to a former shareholder of Graward in the aggregate amount of $2,700,000 (the "Notes"). The entire principal amount of the Notes, together with all accrued but unpaid interest thereon, will become due and payable on December 31, 2004 provided, however, that if certain outstanding debt is paid in full and upon 60 days prior written notice, the Notes will become due and payable six months after such debt is paid in full provided, however, that in no event will the Notes become payable earlier than April 1, 2003. At the election of the creditor, the Notes may be converted into 300,000 shares of Common Stock of the Company on the maturity date provided, however, that notice has been given of such election at any time on or after the 45th day prior to the maturity date of the Notes up to but not including the 15th day prior to the maturity date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to the Annual Report, Exhibit (3)(1)-1, for the year ended December 31, 1989. Articles of Amendments dated June 18, 1994, June 13, 1995 and June 14, 1996, incorporated herein by reference to the Annual Report,
                  Exhibit 3.1, for the year ended December 31, 1996. Articles of Amendments dated April 10, 1997 and November 26, 1997, incorporated herein by reference to the Annual Report, Exhibit 3.1, for the year ended December 31, 1997. Articles of Correction dated May 13, 1997, incorporated herein by reference to the Annual Report, Exhibit 3.1, for the year ended December 31, 1997. Articles of Amendments dated March 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SEIBELS BRUCE GROUP, INC.
                                          -----------------------------
                                          (Registrant)



Date:   August 14, 1998                   /s/ JOHN A. WEITZEL
       --------------------------         --------------------
                                          John A. Weitzel
                                          President and Director


Date:   August 14, 1998                  /s/ R. THOMAS SAVAGE JR.
       --------------------------        ------------------------
                                         R. Thomas Savage Jr.
                                         Chief Financial Officer


Date:   August 14, 1998                   /s/ ELIZABETH R. MONTS
       --------------------------         -----------------------
                                          Elizabeth R. Monts
                                          Controller (Principal Accounting
                                          Officer)