Form 10-Q
period 1998-09-30
SEIBELS BRUCE GROUP INC
filed 1998-11-16
CIK 276380

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998
                  ------------------
                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  ___________ to   ___________

                          Commission file number 0-8804

                          THE SEIBELS BRUCE GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


South Carolina                                                  57-0672136
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


1501 Lady Street (PO Box 1), Columbia, SC                        29201(2)
-----------------------------------------                       ----------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,774,852 shares of Common Stock, $1 par value, at November 6, 1998.

                          ITEM 1. FINANCIAL STATEMENTS
                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollars shown in thousands)

                                                                                        (Unaudited)
                                                                                       September 30,          December 31,
ASSETS                                                                                      1998                 1997
                                                                                    -------------------    ------------------
Investments:
   Debt securities, available-for-sale, at market  (amortized cost of $41,650                 $ 42,720              $ 41,934
      in 1998 and $41,845 in 1997)
   Equity securities, at market (cost of $906 in 1998 and 1997)                                  1,143                   915
   Cash and short-term investments                                                              21,356                 8,922
   Other long-term investments                                                                       8                    22
                                                                                    -------------------    ------------------
       Total cash and investments                                                               65,227                51,793
Accrued investment income                                                                          437                   785
Premiums and agents' balances receivable, net                                                   13,301                 5,674
Premium notes receivable                                                                         5,023                 3,233
Reinsurance recoverable on paid losses and loss adjustment expense                              26,139                30,244
Reinsurance recoverable on unpaid losses and loss adjustment expense                            85,670                75,616
Property and equipment, net                                                                      6,049                 5,462
Prepaid reinsurance premiums - ceded business                                                   62,281                50,602
Deferred policy acquisition costs                                                                3,253                 1,580
Goodwill                                                                                        20,720                 2,557
Other assets                                                                                     8,138                 7,072
                                                                                    -------------------    ------------------
        Total assets                                                                         $ 296,238             $ 234,618
                                                                                    ===================    ==================

LIABILITIES
Losses and claims:
   Reported and estimated losses and claims
                                        - retained business                                   $ 28,582              $ 30,847
                                        - ceded business                                        76,799                66,262
   Adjustment expenses
                                        - retained business                                      7,382                 8,307
                                        - ceded business                                         8,871                 9,354
Unearned premiums:
   Property and casualty
                                        - retained business                                     12,566                 3,739
                                        - ceded business                                        62,281                50,602
   Credit life                                                                                      41                    41
Balances due other insurance companies                                                          34,226                15,489
Debt                                                                                            16,250                 3,036
Current income taxes payable                                                                         0                    41
Other liabilities and deferred items                                                             9,616                 7,156
                                                                                    -------------------    ------------------
       Total liabilities                                                                       256,614               194,874
                                                                                    -------------------    ------------------

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
 Issued and Outstanding 220,000 shares of Cumulative $0.62 Convertible Redeemable
  Nonvoting Special Preferred Stock, Redemption value $2,200,000                                 2,200                 2,200
 Issued and Outstanding 50,000 shares of Cumulative $0.625 Convertible Redeemable
  Nonvoting Special Preferred Stock, Redemption value $500,000                                     500                     0
                                                                                    -------------------    ------------------
       Total special stock                                                                       2,700                 2,200
                                                                                    -------------------    ------------------

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in 1998 and 12,500,000 in
   1997, issued and outstanding 7,772,728 and 7,730,725 shares in 1998 and 1997                  7,773                 7,731
Additional paid-in-capital                                                                      61,722                61,665
Accumulated other comprehensive income                                                           1,070                    47
Accumulated deficit                                                                            (33,641)              (31,899)
                                                                                    -------------------    ------------------
Total shareholders' equity                                                                      36,924                37,544
                                                                                    -------------------    ------------------
       Total liabilities and shareholders' equity                                            $ 296,238             $ 234,618
                                                                                    ===================    ==================

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             (Amounts shown in thousands, except per share amounts)
                                   (Unaudited)



                                                                                     Nine Months Ended        Three Months Ended
                                                                                       September 30              September 30
                                                                                  -----------------------   -----------------------
                                                                                    1998         1997 (1)      1998        1997 (1)
                                                                                  ----------  -----------   ----------  -----------
Commission & service income                                                        $39,032       $33,623     $13,114       $11,022
Premiums earned                                                                     13,871         4,909       6,901         1,673
Net investment income                                                                2,518         2,292         973           785
Other interest income                                                                1,024           471         218            95
Realized gains                                                                          40           544          41           326
Other income                                                                         3,270            76       2,391            29
                                                                                  ----------  -----------   ----------  -----------
                    Total revenue                                                   59,755        41,915      23,638        13,930
                                                                                  ----------  -----------   ----------  -----------

Expenses:
      Losses & loss adjustment expenses                                             17,425         6,784       7,482         1,620
      Policy acquisition costs                                                       6,404           951       1,046           348
      Interest expense                                                                 756            49         377            16
      Other operating costs & expenses                                              35,591        31,295      14,866        10,921
      Restructuring charge                                                             546             0           0             0
                                                                                  ----------  -----------   ----------  -----------
                    Total expenses                                                  60,722        39,079      23,771        12,905
                                                                                  ----------  -----------   ----------  -----------

(Loss)/income from operations, before provision for
   income taxes and effect of change in accounting principle                          (967)        2,836        (133)        1,025

Provision for income taxes                                                              (9)          (50)         (9)          (17)
                                                                                  ----------  -----------   ----------  -----------
(Loss)/income before effect of change in accounting principle                         (976)        2,786        (142)        1,008

Effect of change in accounting principle                                              (601)            0           0             0
                                                                                  ----------  -----------   ----------  -----------
Net (loss)/income                                                                   (1,577)        2,786        (142)        1,008

Other Comprehensive Income
 Change in value of marketable securities, less reclassification adjustment of $3 and $46 for losses included in net income in the nine months and
   three months ended September 30, 1998, respectively                               1,023           323         878           354
                                                                                  ----------  -----------   ----------  -----------
Comprehensive net (loss)/income                                                    $  (554)      $ 3,109     $   736       $ 1,362
                                                                                  ==========  ===========   ==========  ===========

Basic earnings per share before change in accounting principle:
     Net (loss)/income                                                             $ (0.13)      $  0.41     $ (0.02)      $  0.13
     Weighted average shares outstanding                                             7,760         6,757       7,770         7,685

Diluted earnings per share before change in accounting principle:
     Net (loss)/income                                                             $ (0.13)      $  0.41     $ (0.02)      $  0.13
     Weighted average shares outstanding                                             7,760         6,757       7,770         7,685

Basic earnings per share after change in accounting principle:
     Net (loss)/income                                                             $ (0.20)      $  0.41     $ (0.02)      $  0.13
     Weighted average shares outstanding                                             7,760         6,757       7,770         7,685

Diluted earnings per share after change in accounting principle:
     Net (loss)/income                                                             $ (0.20)      $  0.41     $ (0.02)      $  0.13
     Weighted average shares outstanding                                             7,760         6,757       7,770         7,685

(1) Reclassified.  See Note 1 of the Notes to Consolidated Financial Statements

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                      1998                 1997
                                                                                  ------------         -----------
Cash flows from operating activities:
   Net (loss)/income                                                                $ (1,577)           $  2,786
   Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Equity in earnings of unconsolidated subsidiary                                   (228)                  0
      Depreciation and amortization                                                    1,820                 625
      Realized gains                                                                     (40)               (544)
      Net change in assets and liabilities affecting
        cash flows from operating activities                                          10,291              (5,031)
                                                                                  ------------         -----------
Net cash provided by/(used in) operating activities                                   10,266              (2,164)
                                                                                  ------------         -----------

Cash flows from investing activities:
      Proceeds from investments sold or matured                                       27,674               2,031
      Cost of investments acquired                                                   (26,645)                  0
      Issuance of premium notes receivable, net of collections                        (1,790)                  0
      Proceeds from property and equipment sold                                            0                 521
      Purchase of property and equipment                                              (1,337)               (138)
                                                                                  ------------         -----------
Net cash (used in)/provided by investing activities                                   (2,098)              2,414
                                                                                  ------------         -----------

Cash flows from financing activities:
      Net proceeds from notes payable and line of credit                              10,514                   0
      Stock issued under stock option plans net of repurchase                             99                 483
      Stock issued under exercise of warrants                                              0                   2
      Issuance of capital stock                                                            0               8,578
      Dividends paid on special stock                                                   (163)                  0
      Cost of purchased subsidiary, net of $5,914 cash acquired                       (6,184)                  0
                                                                                  ------------         -----------
Net cash provided by financing activities                                              4,266               9,063
                                                                                  ------------         -----------

Net increase in cash and short term investments                                       12,434               9,313
Cash and short term investments, January 1                                             8,922               2,664
                                                                                  ------------         -----------
Cash and short term investments, September 30                                       $ 21,356            $ 11,977
                                                                                  ============         ===========

Supplemental cash flow information:
       Cash paid for  - interest                                                    $    639            $     36
                      - income taxes                                                $      9            $     69
                                                                                  ============         ===========

Acquisitions-
       Cash paid                                                                    $ (9,650)           $      0
       Issuance of debt                                                               (2,700)                  0
       Preferred stock issued                                                           (500)                  0
       Assets acquired, at estimated fair value                                       21,675                   0
       Liabilities assumed                                                           (27,248)                  0
                                                                                  ------------         -----------
       Goodwill                                                                     $(18,423)           $      0
                                                                                  ============         ===========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  MERGERS AND ACQUISITIONS

Effective March 31, 1998, the Company acquired America's Flood Services, Inc. ("AFS") for $2,600,000, consisting of $2,100,000 in cash and $500,000 in
Cumulative Convertible Redeemable Nonvoting Special Preferred Stock. AFS manages flood zone determinations, flood insurance, and flood compliance tracking. AFS had revenues of $644,000 and net income of $138,000 for the first quarter of 1998.

Effective May 1, 1998, the Company acquired Graward General Companies, Inc. ("Graward") for a tentative purchase price of $10,250,000, consisting of $7,550,000 in cash and $2,700,000 in Convertible Subordinated Promissory Notes. The tentative purchase price may be adjusted as a result of any adjustments identified in accordance with the underlying purchase agreement. As of the date of acquisition, Graward processed approximately $60,000,000 of nonstandard automobile insurance on an annual basis and acted as a managing general agent for another insurance company until April 30, 1998. Graward now processes this business on the behalf of three of the Company's subsidiaries. Graward had revenues of $7,072,000 and a net loss of $1,212,000 after taxes for the first four months of 1998. These numbers differ from those previously reported for the first four months of 1998 due to adjustments necessary to report the results in accordance with GAAP.

Had the Company owned both Graward and AFS since the beginning of 1998, the Company's revenues and net loss for the nine months ended September 30, 1998 would have been $67,471,000 and $2,651,000 respectively.

On July 1, 1998, The Innovative Company ("Innovative"), a wholly-owned subsidiary of the Company, was merged into the Company. The Board of Directors of the Company approved the Plan of Merger (the "Plan") on February 10, 1998. The Plan did not require approval of the shareholders of either company. The capital stock of Innovative was cancelled and no cash, securities or other consideration of any kind was issued or paid for the shares.

NOTE 3.  DEBT

Effective March 31, 1998, the Company closed a $15,000,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of September 30, 1998 was 8.375%. The Facility is secured by a lien on the assets of the Company. As of September 30, 1998, the outstanding balance under the Facility was $13,550,000.

NOTE 4.  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," and recorded it as a cumulative effect of a change in accounting principle of $601,000. As a result, the Company's participation in the North Carolina Reinsurance Facility (the "NC Facility") is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. The effect of the change in accounting principle was a reduction of $.08 per share on both a basic and diluted basis. Below are the pro forma EPS for the nine months ended September 30, 1998 and 1997, assuming the change in accounting principle was applied retroactively.

                                                               Nine Months Ended                    Three Months Ended
                                                                 September 30                          September 30
                                                          ---------------------------         ----------------------------
                                                             1998              1997              1998                1997
                                                          ---------------------------         ----------------------------
Net (loss)/income                                         $  (976)            $2,327           $  (142)            $1,008
Earnings per common share:
   Basic                                                  $ (0.13)            $ 0.34           $ (0.02)            $ 0.13
   Diluted                                                $ (0.13)            $ 0.34           $ (0.02)            $ 0.13


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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                                              September 30,      December 31,
FINANCIAL CONDITION                                               1998               1997
                                                                  ----               ----
Total cash and investments                                   $       65,227   $      51,793

Total assets                                                        296,238         234,618

Total liabilities                                                   256,614         194,874

Special stock                                                         2,700           2,200

Shareholders' equity                                                 36,924          37,544
        Per share                                                      4.75            4.86



                                                                                    Nine Months Ended        Three Months Ended
RESULTS OF OPERATIONS                                                                 September 30              September 30
                                                                                ------------------------  -----------------------
                                                                                   1998        1997 (1)      1998       1997 (1)
                                                                                ----------  ------------  ----------  -----------
Commission & service income                                                     $ 39,032      $ 33,623     $ 13,114    $ 11,022
Premiums earned                                                                   13,871         4,909        6,901       1,673
Net investment income                                                              2,518         2,292          973         785
Other interest income                                                              1,024           471          218          95
Realized gains                                                                        40           544           41         326
Other income                                                                       3,270            76        2,391          29
                                                                                ----------  ------------  ----------  -----------
                    Total revenue                                                 59,755        41,915       23,638      13,930
                                                                                ----------  ------------  ----------  -----------

(Loss)/income from operations, before provision for
   income taxes and effect of change in accounting principle                        (967)        2,836         (133)      1,025

Provision for income taxes                                                            (9)          (50)          (9)        (17)
                                                                                ----------  ------------  ----------  -----------
(Loss)/income before effect of change in accounting principle                       (976)        2,786         (142)      1,008

Effect of change in accounting principle                                            (601)            0            0           0
                                                                                ----------  ------------  ----------  -----------
Net (loss)/income                                                                 (1,577)        2,786         (142)      1,008


Weighted average shares outstanding                                                7,760         6,757        7,770       7,685

(1) Reclassified.  See Note 1 of the Notes to Consolidated Financial Statements



                                    OVERVIEW
                          (Dollars shown in thousands)

Total revenues for the nine-month period increased 42.6% over the same period last year. This increase is primarily due to increased premium volume and fee income contributed by recent acquisitions. The net loss of $967 for the nine months ended September 30, 1998, before provision for income taxes and before change in accounting principle, represents a $3,803 decrease over the corresponding period in 1997. The net loss is due mainly to slower revenue recognition of the risk-based revenue as compared to the fee-based revenue, a $546 restructuring charge and legal expenses of $509 related to the Prudential Securities, Inc. arbitration (See Part II, Item 1).

                              RESULTS OF OPERATIONS
                          (Dollars shown in thousands)

Nine Months Ended September 30, 1998 and 1997

Commission & Service Income

Commission and service income increased $5,409 or 16.2%, to $39,032 for the nine months ended September 30, 1998 from $33,623 for the nine months ended September 30, 1997. Flood related fee income increased for the first nine months of 1998 by $2,695 due to an increase in the number of policies serviced, winter storm related claims activity and Hurricane Bonnie. The acquisition of Universal Insurance Company ("Universal"), an insurance company the Company purchased in the fourth quarter of 1997, AFS and Graward also contributed to increased commission and service income. These three companies, Universal, AFS and Graward, added $2,669, $1,228 and $764 respectively. The increase in commission and service income from flood business, Universal, AFS and Graward was offset by decreased activity in the South Carolina Reinsurance Facility premium-based fees and a decrease in fees generated by the former managing general agency relationship in the Company's commercial lines business unit, which ceased to operate on a fee income basis after February 1, 1998.

Premiums Earned

Net premiums earned increased $8,962 or 182.6%, to $13,871 for the nine months ended September 30, 1998 from $4,909 for the nine months ended September 30, 1997. In 1997, $3,609 was related to assumed business that the Company no longer records as earned premiums in 1998 per NOTE 4. The commercial business unit, which began to retain risk in February 1998 contributed $2,040 or 14.7% of the total earned premium. The new South Carolina automobile business unit, which began underwriting during the fourth quarter of 1997, contributed $2,793 or 20.1% of the total earned premium. Universal contributed $6,388 or 46.1% of the earned premiums. Business written through Graward, which was acquired on May 1, 1998, generated $1,235 or 8.9% of the earned premium. The remaining 10.2% came from runoff operations.

Net Investment and Interest Income

Net investment and other interest income increased $779 or 28.2%, to $3,542 for the nine months ended September 30, 1998 from $2,763 for the nine months ended September 30, 1997. This increase is due to the acquisition of Universal, AFS, Graward and Premium Budget Plan, Inc., a premium finance company acquired with Innovative and Universal.

Realized Gains on Investments

Realized gains on investments was $40 for the nine months ended September 30, 1998 compared to a gain of $544 for the nine months ended September 30, 1997.

Other Income

Other income was $3,270 and $76 for the nine months ended September 30, 1998 and 1997, respectively. The increase is due to revenues produced by PBP and Graward.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $10,641 or 156.9%, to $17,425 for the nine months ended September 30, 1998 from $6,784 for the nine months ended September 30, 1997. The increase in loss and loss adjustment expenses in 1998 corresponds to the increased activity in all risk operations over the same period last year. In 1997, $2,796 was related to assumed business that the Company no longer records as losses per NOTE 4. During 1997 the Company served as a general agent in its commercial insurance operation, thus the Company had no losses related to that business. Also in 1997, the Company had minimal automobile insurance on which it retained risk.

Policy Acquisition Costs

With the Company's re-entry into the risk market, the Company has begun to defer policy acquisition costs. During the nine months ended September 30, 1998, $8,092 of policy acquisition costs were expensed and $1,688 were deferred while during the same period in 1997, $951 were expensed and none were deferred.

Interest Expense

Interest expense was $756 and $49 for the nine months ended September 30, 1998 and 1997, respectively. The increase is due to the Company's acquisitions of Innovative, AFS and Graward in December 1997, March 1998 and May 1998 respectively and the debt associated with those acquisitions.

Other Operating Costs and Expenses

Other operating costs and expenses increased $4,296, or 13.7%, to $35,591 for the nine months ended September 30, 1998 from $31,295 for the nine months ended September 30, 1997. Salaries and fringe benefits for the Company included in other operating costs and expenses including the acquisitions were $11,886 and $7,642 for the nine months ended September 30, 1998 and 1997, respectively. Agent commissions included in other operating costs and expenses were $7,922 and $13,004 for the nine months ended September 30, 1998 and 1997, respectively. The reduction in agents' commissions is due to the fact that the Company is now writing risk-retaining business and a portion of the agents' commission expense in 1998 is now also allocated to policy acquisition costs.


                         LIQUIDITY AND CAPITAL RESOURCES
                          (Dollars shown in thousands)

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sale or maturity of investments.

Net cash, provided by operating activities, totaled $10,266. Net Change in Assets and Liabilities provided $10,291 of cash from operating activities. Individual sources of cash flows from operating activities included changes of $8,827 in unearned premiums on retained business and $18,737 in balances due other insurance companies, which are related to the Company's continued re-entry into the retained risk business. Individual uses of cash include a $7,627 increase in Premiums and Agents' Balances Receivable, a $1,066 increase in other assets, and a $3,190 reduction in reported and estimated losses and claims and loss adjustment expense on retained business. The first two uses are primarily the result of the acquisition of Graward. The $3,190 reduction in reported and estimated losses and claims and loss adjustment expense on retained business is primarily the result of the settlement of claims from runoff business.

Investing activities used cash in the amount of $2,098 as premium notes receivable grew for Universal business, and the Company purchased additional software and data processing equipment. Cash flows from financing activities were primarily related to the purchase of AFS and Graward in the second quarter.


                              YEAR 2000 COMPLIANCE

In 1997, the Company initiated a company wide program to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment, to properly recognize the Year 2000 in order that the Company will not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program is actively in place to review all third party vendors as well as non-IT providers with which the Company does business.

The Company faces the following major risks related to the Year 2000 compliance issue:

The Company's internal transaction systems that process and issue policies and changes to those policies, verify policyholder's coverage and process and make claim payments must be Year 2000 compliant. Without compliance, system recognition for appropriate renewal, expiration, coverage verification and all other processing would be impaired.

Vendor systems that process policies and claims outside the Company's internal system present the same exposure as above and the identical impairment. The Company's telecommunication systems, if not compliant, would impair the ability to adequately communicate with policyholders and related constituency at current service levels.

The Status of the above business risks is as follows:

In regards to internal systems, the established plan calls for full compliance to meet all internal policy expiration dates. Compliance began in 1997, since the Company issues three-year commercial policies. All other internal systems processing policies with expiration dates of shorter terms of one year and six months are currently on target for compliance to process all policy contract obligations. Two of the companies processing systems are in the testing phase and the Company believes that they will be completed by mid December and the third system is scheduled to have remediation begin in January, with an April 1, 1999 completion date.

In regards to vendor external systems, vendor compliance status has been reviewed. The vendor has been processing three year policy contracts beginning in 1997 on a Year 2000 compliance basis and is currently on target to process policies of shorter terms in line with their appropriate expiration dates. The Company's plan includes procedures for assessing third party vendors.

In regards to our telecommunications systems and in accordance with the overall remediation plan, the Company is upgrading the phone system, and any other equipment, which is not Year 2000 compliant by October 1, 1999. An inventory has been taken of all software, equipment and facilities related items that may be date sensitive, such as elevators, alarm systems and heating and cooling systems, and a log is kept showing the Year 2000 compliance status. The Company anticipates successful remediation in accordance with our current plan.

The Company expects to spend between $750,000 and $1,000,000 on Year 2000 compliance covering both external and internal costs through the remediation process, of which a significant portion, approximately $500,000, will be expensed in 1998. Of the 1998 expenses, approximately $350,000 will be to outside providers. All of these expenses are to modify software.

Due to the Company's success with the remediation process to date, and the time frames involved, the Company did not feel it necessary to develop a contingency plan and currently does not have plans to create one. The Company believes that the completed and planned modifications of its internal systems and equipment will allow the Company to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Year 2000 compliant in a timely manner or that contingency plans of any third parties will mitigate the effects of noncompliance. The failure of systems or equipment of the Company or third parties could have a material adverse effect on the Company's business or consolidated financial statements.

                           FORWARD-LOOKING STATEMENTS

The preceding Year 2000 compliance statement contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 compliance discussion the words "believes" "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 program and those of its third party vendors; its estimated cost of achieving Year 2000 compliance; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all the date sensitive lines of computer code or to replace embedded computer chips in affected systems of equipment; and the actions of third parties with respect to Year 2000 compliance.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In July 1996, the Company filed a Statement of Claim for arbitration before the National Association of Securities Dealers, naming Prudential Securities, Inc. ("Prudential") and William B. Danzell as Respondents. The arbitration involved a contract between the Company and Prudential Securities, Inc., governing the investment of the Company's insurance reserves. The Company sought to rescind the contract and asked for restitution of all losses resulting from the mismanagement of the investments of the insurance reserve, along with other appropriate relief. On October 14, 1998, the Company and the Respondents reached a settlement of the dispute whereby the Company's claims were dismissed and the Company paid a portion of the Respondents' legal fees.

        On May 1, 1998, the Company executed a Stock Purchase Agreement ("Purchase Agreement") with Graward and the then shareholders of Graward (collectively, the "Sellers"), pursuant to which the Company purchased all of the issued and outstanding shares of capital stock of Graward owned by the Sellers. As provided by the Purchase Agreement, Graward prepared a balance sheet detailing its assets and liabilities as of April 30, 1998. As further provided by the Purchase Agreement, the Company examined the balance sheet and prepared a final balance sheet as of the same date (the "Final Balance Sheet").

        The Purchase Agreement provides for an adjustment to the purchase price based on certain changes to stockholders' equity reflected on the Final Balance Sheet. Based on the changes to stockholders' equity reflected on the Final Balance Sheet, the Company has made a demand for payment from the Sellers in the amount of approximately $6.5 million.

        The Company anticipates that the Sellers will object to the Final Balance Sheet and the demand for payment. If the Company and the Sellers are unable to resolve their differences, the Purchase Agreement provides that the parties must submit the matter for review by Arthur Andersen LLP. The Purchase Agreement further provides that the determinations of Arthur Andersen LLP with respect to the Final Balance Sheet and any additional Seller payment shall be conclusive and binding on the Sellers and the Company. At this time, the Company is unable to predict the ultimate outcome of the matter regarding the adjustment to the Graward purchase price.

        The Company and its subsidiaries are parties to various other legal proceedings generally arising in the normal course of their insurance and ancillary business.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on July 31, 1998. As of June 10, 1998, and for purposes of the Meeting, there were 7,765,215 shares of common stock of the Company, par value $1.00 per share (the "Common Stock"), issued and outstanding. At the Meeting, there were 6,328,022 shares (81% of the outstanding shares entitled to vote) represented in person or by proxy.

        (c) The Meeting was called for the following purposes and with the following results:

               1) To ratify the Board of Directors' determination to fix the number of directors at 12, subject to the approval of the Shareholders. Passed with 6,247,977 votes (80% of the shares outstanding) in favor, 52,610 against and 27,435 abstained.

               2) To elect five (5) directors, A. Crawford Clarkson, Jr., Claude E. McCain, Kenneth W. Pavia, Susie H. VanHuss and James L. Zech, to hold office until the 2001 Annual

                      Meeting of Shareholders or until his/her successor shall be elected and shall qualify. Each Director elected with at least 6,207,361 votes (98% of the votes cast).



                            Nominee                Votes Cast   Votes        Votes      Unvoted
                                                       For       Cast      Abstained
                                                                Against
                       A. Crawford Clarkson, Jr.    6,210,041   176,012       97         None
                       Claude E. McCain             6,207,361   178,691       97         None
                       Kenneth W. Pavia             6,209,360   176,692       97         None
                       Susie H. VanHuss             6,209,488   176,564       97         None
                       James L. Zech                6,210,041   176,012       97         None

               3) To ratify the Board's appointment of Arthur Andersen LLP to audit the Company's books and records for the fiscal year ending December 31, 1998. Passed with 6,320,909 votes (99% of the votes cast) in favor, 2,392 against and 4,721 abstained.

               4) To adopt amendments to the Company's Articles of Incorporation to increase the authorized Common Stock of the Company from 12,500,000 to 17,500,000 shares. Passed with 6,145,857 votes (79% of the shares outstanding) in favor, 143,207 against and 38,958 abstained.

               5) To amend the 1996 Stock Option Plan for Employees (the "Incentive Plan") to increase the aggregate number of shares available for issuance under the Incentive Plan from 1,250,000 to 2,500,000 shares of Common Stock. Passed with 3,846,317 votes (79% of the votes cast) in favor, 987,968 against and 23,319 abstained.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit (3)(1)-1, for the year ended December 31, 1989. Articles of Amendment dated June 18, 1994, June 13, 1995 and June 14, 1996, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1996. Articles of Amendment dated April 10, 1997 and November 26, 1997, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1997. Articles of Correction dated May 13, 1997, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1997. Articles of Amendment dated March 30, 1998, incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, for the quarterly ended June 30, 1998. Articles of Amendment dated October 7, 1998.

         27.1  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE SEIBELS BRUCE GROUP, INC.
                                            -----------------------------
                                                             (Registrant)



Date:   November 16, 1998                        /s/ R. Thomas Savage, Jr.
       ----------------------------------      ---------------------------
                                               R. Thomas Savage, Jr.
                                               Acting President and Chief
                                               Executive Officer


Date:   November 16, 1998                        /s/ Matthew P. McClure
       ----------------------------------      --------------------------
                                               Matthew P.McClure
                                               General Counsel and Corporate
                                               Secretary


Date:   November 16, 1998                        /s/ Elizabeth R. Monts
       ----------------------------------      ---------------------------
                                               Elizabeth R. Monts
                                               Controller (Principal Accounting
                                               Officer)