Form 10-K
period 1998-12-31
SEIBELS BRUCE GROUP INC
filed 1999-03-31
CIK 276380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM               ______________ TO
                                 ______________

                         COMMISSION FILE NUMBER 0-8804
                         THE SEIBELS BRUCE GROUP, INC.

             (Exact name of registrant as specified in its charter)

               SOUTH CAROLINA                          57-0672136
       State or other jurisdiction of                 (IRS employer
       incorporation or organization)              identification no.)

       1501 LADY STREET (P.O. BOX 1)                    29201(2)
               COLUMBIA, S.C.                          (Zip code)
  (Address of principal executive offices)

                                 (803) 748-2000
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $1.00 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 1999: $22,363,783.

The number of shares outstanding of the registrant's common stock as of March 24, 1999: 7,778,707.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement in connection with the annual meeting to be held May 19, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Table of Contents.......................................................................           i

Abbreviations...........................................................................          ii

                                               PART I

Item 1.    Business......................................................................          1

Item 2.    Properties....................................................................         10

Item 3.    Legal Proceedings.............................................................         10

Item 4.    Submission of Matters to a Vote of Security Holders...........................         10

                                              PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters.......................................................................         11

Item 6.    Selected Financial Data.......................................................         11

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................         12

Item 8.    Financial Statements and Supplementary Data...................................         28

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................................         61

                                              PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons of the
           Registrant....................................................................         62

Item 11.   Executive Compensation........................................................         64

Item 12.   Security Ownership of Certain Beneficial Owners and Management................         64

Item 13.   Certain Relationships and Related Transactions................................         64

                                              PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............         64

Signatures...............................................................................         67

                                 ABBREVIATIONS

    The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

AFS.....................  America's Flood Services, Inc.

FASB....................  Financial Accounting Standards Board

FEMA....................  Federal Emergency Management Administration

GAAP....................  Generally Accepted Accounting Principles

Graward.................  Graward General Companies, Inc.

IBNR....................  Incurred-But-Not-Reported

INS.....................  Insurance Network Services

Innovative..............  The Innovative Company

JUA.....................  Joint Underwriting Association

KIC.....................  Kentucky Insurance Company

LAE.....................  Loss Adjustment Expenses

MGA.....................  Managing General Agent

NAIC....................  National Association of Insurance Commissioners

NCCI....................  National Council on Compensation Insurance

NC Facility.............  North Carolina Reinsurance Facility

NFIP....................  National Flood Insurance Plan

PBP.....................  Premium Budget Plan

RBC.....................  Risk Based Capital

SAP.....................  Statutory Accounting Principles

                          The Seibels Bruce Group, Inc. (also the "Company" or "Seibels
SBIG....................  Bruce")

SBC.....................  Seibels Bruce & Company

SCAAIP..................  South Carolina Associated Auto Insurers Plan

SCIC....................  South Carolina Insurance Company

SC Facility.............  South Carolina Reinsurance Facility

Universal...............  Universal Insurance Company

WYO.....................  Write-Your-Own

                                     PART I

ITEM 1. BUSINESS

    CORPORATE PROFILE AND DEVELOPMENT OF BUSINESS

    (dollars in thousands except per share data)

    Tracing its roots to 1869, The Seibels Bruce Group, Inc. ("Seibels Bruce" or the "Company") is a provider of automobile, flood and other property and casualty insurance products. The Company is committed to providing quality customer service, building strong agent relationships, developing and capitalizing on territorial knowledge and fostering the creativity and innovation of its people.

    One of Seibels Bruce's core businesses, nonstandard automobile insurance, boasts operations spanning 11 states. In South Carolina, home of the Company's corporate headquarters, Seibels Bruce is the only insurance provider with a presence in all three components of the nonstandard automobile market-- the South Carolina Reinsurance Facility ("SC Facility"), the South Carolina Associated Auto Insurers Plan ("SCAAIP") and the voluntary market.

    Seibels Bruce's other core business, flood operations, now extends well beyond simply writing flood insurance for the National Flood Insurance Program ("NFIP") in 46 states. The Company also offers flood zone determinations, excess flood insurance, flood compliance tracking services and claims supervision and adjusting. Commercial lines and homeowners further complement Seibels Bruce's product offerings.

    Seibels Bruce seeks to balance fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

    In the fall, a planning group was formed to address the direction of the Company; establish its mission; and set strategies and objectives toward its accomplishment. This process examined the external environment including competition, as well as political and regulatory issues, on a product and state basis and, where appropriate, a national level. In each state, management then looked at the critical success factors of product development and delivery, and assessed these success factors against corporate strengths and weaknesses. This process identified where the Company excelled and where improvements were needed. Given all the above, a mission statement was established as follows:

    OUR COMMITMENT

    Building on a heritage of providing insurance and related products through the independent agency system since 1869, Seibels Bruce will increase shareholder value by:

    - focusing on quality customer service;

    - enhancing customer relationships and loyalty;

    - capitalizing on territorial knowledge;

    - fostering creativity and innovation; and

    - valuing each other;

    - while adhering to the highest standards of integrity.

    OUR VISION

    We will achieve consistent earnings through consistent performance by focusing on growth in our core markets and by providing the complementary products that will enhance our position in the agency plant.

    This vision concentrates on the Company's core competencies of automobile and flood and then surrounds them with complementary products and services to enhance the Company's position in the agency plant. Seibels Bruce leverages its customer and claims service, territorial knowledge and flexibility to retain and enhance its agency and insured relationships.

    Nineteen-hundred and ninety-eight was a transitional year, not only in regards to the board and senior management, but also in the results of the organization. For fiscal 1998, Seibels Bruce posted a net loss of $2.9 million or ($0.39) per share, compared with net income of $4.0 million or $0.57 per share in 1997.

    By business segment, the following are 1998 results before change in accounting principle (in thousands):

                                                                             NET (LOSS) INCOME
                                                                             -----------------
Automobile.................................................................      $    (814)
Flood......................................................................             24
Commercial.................................................................         (2,090)
All other..................................................................            587
                                                                                   -------
Total......................................................................      $  (2,293)

    The above results include over $3.0 million in charges relating to events or actions, taken in 1998, that management does not expect to re-occur, which as detailed later in this document, emphasizes the transitional nature of 1998.

    Nineteen-hundred and ninety-eight was a year in which Seibels Bruce made significant investments in each of its business operations to position itself for improved future financial performance and to provide for enhanced infrastructure. In its nonstandard automobile operations, Seibels Bruce substantially strengthened its South Carolina business and made a major acquisition to expand the Company's geographic reach. In its flood business, Seibels Bruce expanded its book of business and acquired a West Coast operation that enhanced its product and service lines. In its commercial lines operations, Seibels Bruce completed the transition from acting as a managing general agent to writing retained risk policies. In addition, Seibels Bruce is preparing for 1999 to network with a strategic partner in commercial lines and other complementary products to minimize its risk through reinsurance and enhanced underwriting.

    The following table sets forth the sources of the Company's revenue for the year ended December 31, 1998 (in thousands):

                                                           AUTO       FLOOD    COMMERCIAL    ALL OTHER     TOTALS
                                                        ----------  ---------  -----------  -----------  ----------
Direct Written Premium................................  $  132,788  $  32,754   $  15,585    $     447   $  181,574
Net Written Premium...................................  $   22,554  $     (19)  $   9,251    $     440   $   32,226

    Sources of premium result from contractual processing with the SC Facility, South Carolina voluntary business, Universal Insurance Company ("Universal") in North Carolina, Graward General Companies, Inc. ("Graward") in Tennessee, flood business, commercial business and runoff book premiums.

    NONSTANDARD AUTOMOBILE

    Entering 1998, the Company set several strategic objectives: to win the contract to be a servicing carrier for the SCAAIP, the joint underwriting association structure that will survive the SC Facility; to grow its business in the voluntary market; and to seek out acquisition candidates to expand the Company's operations into other geographic areas.

    GRAWARD OPERATIONS

    In May 1998, Seibels Bruce announced the acquisition of privately held Graward. The company, located in Nashville, Tennessee, brought access to more than 2,000 agents throughout Arkansas, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, Tennessee and Virginia.

    Since the acquisition, Seibels Bruce has been consolidating its operations and is working to instill the customer and agent service focus that Seibels Bruce is known for, throughout the new, larger organization. Additionally, Seibels Bruce is capitalizing on its territorial knowledge and agent relationships.

    UNIVERSAL OPERATIONS

    In December 1997, Seibels Bruce purchased Universal, located in Winston-Salem, North Carolina. South Carolina Insurance Company ("SCIC"), a wholly owned subsidiary of Seibels Bruce, had written business in North Carolina for many years. With the purchase of Universal, Seibels Bruce combined its North Carolina operations. The use of two companies in the state, each rating in two tiers is a great advantage to the nonstandard automobile operations.

    Graward complemented the Company's acquisition of Universal, which underwrites nonstandard automobile insurance primarily in North Carolina. The Graward and Universal acquisitions provided Seibels Bruce with a premium base of approximately $71 million outside of South Carolina.

    SOUTH CAROLINA OPERATIONS

    The Company's strength in the South Carolina nonstandard automobile market is based on the Company's history as a servicing carrier for the SC Facility since its creation in 1974. Seibels Bruce continues to build its voluntary nonstandard automobile business, a program that was launched in 1997. In October, Seibels Bruce announced that it had been selected as one of two insurance servicing carriers that will make up the nonstandard automobile SCAAIP. As the SC Facility is phased out, SCAAIP will provide insurance to drivers unable to obtain coverage in the voluntary market. This selection distinguishes Seibels Bruce as the only insurance company to participate in all three segments of the South Carolina nonstandard automobile insurance market.

    Seibels Bruce's role as a member of all three segments, its knowledge of the South Carolina market and the strong relationships it has established with agents over the years gives the Company a strong competitive advantage in the South Carolina market. Seibels Bruce is actively working to capitalize on that advantage and has designed programs to assist agents and their driver customers in making the transition from the SC Facility to the voluntary market. In addition, the Company is networking with agents to provide them with tools to enhance risk selection and underwriting of voluntary nonstandard policies.

    FLOOD

    Seibels Bruce's other core product line, flood operations, experienced substantial growth in 1998. The Company's written premiums for flood increased at a rate nearly doubling that of the NFIP. Seibels Bruce added to its experienced flood sales force and was able to acquire several large books of flood business from independent agents throughout the nation. This was achieved by expanding the Company's product lines and services for the independent agent.

    The Company's flood product line now includes flood insurance, excess flood insurance, flood zone determinations, claims processing and compliance tracking. The Company's basic flood insurance products are underwritten by the NFIP, a federal government program that sets the policy rates, bears the risks and pays the claims. Seibels Bruce, working with independent agents throughout the United States, issues the policies and processes the claims. NFIP policies cover up to $250,000 in damage per home; however, this level of coverage is inadequate for many larger homes. Excess flood insurance provides coverage for larger, more expensive homes. The Company's excess flood products allow it to insure homes up to the full replacement value. For the Company's agents, this product allows them to expand their customer base to include more affluent individuals. Seibels Bruce receives additional, non risk-bearing income since it acts as a broker of this product, and allows the Company to improve its agent relationships by offering a broader product portfolio.

    To further leverage the Company's leadership position, in March 1998, it acquired America's Flood Services, Inc. ("AFS"). Headquartered in Gold River, California, AFS provides flood zone determinations, flood insurance and flood compliance tracking. AFS's existing book of flood business concentrated on the West Coast is a counterbalance to Seibels Bruce's East Coast business. AFS's flood operations are primarily fee based, providing an additional balance to the Company's risk-based operations.

    Flood zone determinations and flood zone mapping are services provided primarily to mortgage originators, for determining whether homes are located in flood zones and require flood insurance. These capabilities, through AFS, allow the Company to offer more complete services to agents and institutions, provide it with an even stronger presence in the flood market and expand the channels of distribution for the Company's products.

    Claims processing has been a major revenue and earnings component for Seibels Bruce over the past several years and is a weather dependent piece of the Company's flood operations. Whereas most property and casualty insurance companies suffer risk-based losses during hurricanes and floods, Seibels Bruce benefits strongly as a fee-based processor of claims for the NFIP. The addition of AFS gives the Company a presence for flood claims processing on both coasts, an important element of diversification and scale for weather dependent operations.

    In 1998, Seibels Bruce launched bundled homeowners' and flood product in South Carolina. This complementary product boosted flood sales and gave the Company a competitive edge in the South Carolina coastal market. The Company is currently examining expanding this program to other states, including North Carolina in 1999, where Seibels Bruce offers flood insurance. In certain markets, the Company's flood products are sold together with commercial insurance, its third major product line. As with the Company's other complementary products, its underwriting strategy for commercial is conservative from both a risk selection and a geographic dispersion standpoint, while providing adequate reinsurance protection from catastrophes to protect shareholder interest.

    COMMERCIAL LINES

    In 1998 Seibels Bruce accomplished its major strategic initiative in commercial lines--converting from a managing general agent ("MGA") role to retaining risk for commercial policies. The transition was a success, and Seibels Bruce retained more than 75 percent of the policies it had originally underwritten. This is largely attributable to the long-standing relationships Seibels Bruce has with the commercial lines agents who sell its products.

    Commercial lines represents an important diversification for Seibels Bruce, further rounding out its product lines and enabling the agents to bundle Seibels Bruce's products for a more complete insurance portfolio. This diversification makes Seibels Bruce more attractive to agents, makes it easier for them to work with the Company and enables them to better serve their customers.

    Even though the transition was successful, Hurricane Bonnie resulted in a high level of losses and claims activity that significantly affected the Company's financial results and commercial lines performance. It should be noted that the methodology of earning premiums associated with a transition to retaining risk tends to negatively impact results in the short term due to the matching of earned premium to underwriting expenses. Because Seibels Bruce understands the importance of a complete product line and the benefits the Company receives from having commercial operations beyond simply premium volume, Seibels Bruce remains committed to its commercial lines of business. As mentioned earlier, for further protection Seibels Bruce is examining ways to reduce its catastrophe risk exposure through a long-term strategic alliance with a quality reinsurance organization. Seibels Bruce has a letter of commitment with an A++ rated carrier to reinsure its commercial lines with a 90% quota share agreement affective March 31, 1999. The Company believes this arrangement should provide approximately $1.9 million in surplus relief in the first quarter.

    CLAIMS OPERATIONS

    The Company's premium concentration in the catastrophe heavy Southeast led it to create, in 1996, a catastrophe adjusting business, Insurance Network Services ("INS"), to manage the Company's internal claims volume. INS currently offers three services: catastrophe claims adjusting for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting. These services expand the Company's business by complementing its core flood operations and by allowing it to adjust claims for other insurance companies. INS's capabilities assisted the Company in adjusting claims from Hurricanes Bonnie and Georges and the 1998 winter storms. The Company's experience in processing flood claims led to the award of two statewide windstorm contracts, a strong indication of the Company's growing presence in the catastrophe claims adjusting market. The Company's flood products are supported by other lines of insurance in several markets.

    REINSURANCE

    The Company currently reinsures 50% of its nonstandard automobile business in South Carolina and 20% of its business in North Carolina and West Virginia under separate pro-rata reinsurance agreements with groups of reinsurers. The remaining nonstandard automobile is reinsured under a 75% pro-rata reinsurance agreement with groups of reinsurers. This type of reinsurance is designed to increase the capacity of the Company to write new and renewal business. The Company cedes a portion of the premiums to the reinsurers net of a ceding commission, and collects the same portion of claims payments from the reinsurers. The lead reinsurer for the South Carolina business is Hartford Insurance Company, while the reinsurers in North Carolina and West Virginia are Gerling Global Reinsurance Corporation and TIG Reinsurance Company and in the remaining states the lead reinsurer is Kemper Reinsurance Corporation.

    Effective February, 1998, the Company reinsured its commercial lines business on a per risk excess of loss basis. The Company retains $100,000 per risk, and cedes the excess to American Re Insurance Company. Effective in April 1998, the Company purchased catastrophe coverage for its commercial and personal lines of business.

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

    INVESTMENT AND INVESTMENT RESULTS

    The Company's cash and investments were distributed as follows at December 31, 1998 and 1997 (in thousands):

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
                                                                           ASSET                   ASSET
                                                                          VALUES         %        VALUES         %
                                                                        -----------  ---------  -----------  ---------
U. S. Government and government agencies and authorities..............   $  34,786        54.1   $  38,624        74.6
States, municipalities and political subdivisions.....................         635         1.0       2,289         4.4
Corporate bonds.......................................................       4,274         6.7       1,021         2.0
                                                                        -----------  ---------  -----------  ---------
  Total debt securities...............................................      39,695        61.8      41,934        81.0
Cash & short term investments.........................................      23,141        36.0       8,922        17.2
Equity securities.....................................................       1,306         2.0         915         1.8
Other long term investments...........................................         108         0.2          22          --
                                                                        -----------  ---------  -----------  ---------
  Total cash and investments..........................................   $  64,250       100.0%  $  51,793       100.0%
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

    Asset values represent market values at December 31, 1998 and 1997, respectively. During the fourth quarter of 1997, the Company invested $1.4 million into Sunshine State Holding Company. This investment was a combination of $0.8 million in equity and $0.6 million in loans. The equity investment is greater than 20% of the equity of Sunshine State Holding Company, therefore the Company's equity in the undistributed earnings of the affiliate are reported in earnings.

    The following table sets forth the consolidated investment results for the three years ended December 31 (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Total investments (1)........................................  $  55,515  $  53,078  $  47,614
Net investment income........................................  $   3,271  $   3,121      3,006
Average yield................................................        5.9%       5.9%       6.3%
Net realized investments gains (losses)......................  $      55  $     529  $     (14)

------------------------

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

    Most states have enacted legislation which regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Four of the Company's insurance subsidiaries are domiciled in the state of South Carolina and are principally regulated by the South Carolina Department of Insurance. Universal is domiciled in North Carolina and is principally regulated by the North Carolina Department of Insurance. Kentucky Insurance

Company ("KIC"), a subsidiary of Catawba Insurance Company ("CIC"), is domiciled in Kentucky and is principally regulated by the Kentucky Department of Insurance.

    Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. South Carolina, North Carolina and Kentucky insurance laws, rather than federal bankruptcy laws, would apply to the liquidation or reorganization of any of the Company's insurance companies. An examination of SCIC, and its subsidiary companies, Consolidated American Insurance Company, Catawba Insurance Company, KIC and Investors National Life Insurance Company of South Carolina as of December 31, 1998, is in process. An examination of Universal has been completed as of December 31, 1997, with analysis of certain operations of the Company being conducted through December 18, 1998.

    NAIC GUIDELINES. The National Association of Insurance Commisioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action against, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 1998, all of the insurance subsidiaries have ratios that are in excess of the level which would prompt regulatory action.

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

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Director of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner as of December 31, 1998, SCIC had negative earned surplus.

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

    REQUIRED PARTICIPATION

    STATE RESIDUAL MARKET PLAN. Most states in which the Company's property and casualty insurance group writes business have collective pools, underwriting associations, reinsurance facilities assigned risk plans and or other types of residual market plans, the largest being the SC Facility and the North Carolina Reinsurance Facility ("NC Facility"), pursuant to which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's share of the voluntary market in a given state.

    SOUTH CAROLINA AUTOMOBILE. The SC Facility is an unincorporated, non-profit administrative state sponsored plan. The SC Facility provides a mechanism for the insurance companies doing business in the state of South Carolina to cede mandated, high risk coverages, under automobile policies and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina is required to participate in the SC Facility. When policyholders whose premiums have been ceded through the SC Facility incur a loss, the member company which issued the policy adjusts the loss and subsequently is reimbursed for the loss and expenses by the SC Facility. The SC Facility has also created a pool of "Designated Agents", which are agencies usually comprised of a single independent agent who lost his or her access to the voluntary automobile market. Designated Agents are assigned to one of the SC Facility's servicing carriers. Prior to October 1, 1996, the cession of retention of physical damage was dictated by whether or not the risk was "pointed" or "clean". Only clean risk physical damage could be ceded to the SC Facility prior to October 1, 1996. Effective October 1, 1996, however, physical damage was removed from the mandate, and the SC Facility agreed to accept any physical damage, pointed or clean, provided the SC Facility-filed rates were used.

    In 1997, the South Carolina State General Assembly passed legislation which transforms the SC Facility into the SCAAIP, a Joint Underwriting Association ("JUA"), effective March 1, 1999. As of March 1, 1999, insurance companies may no longer cede new business to the SC Facility. Non-servicing Carriers may continue to cede renewals to the SC Facility until October 1, 1999 and Servicing Carriers may continue to cede renewals to the SC Facility until March 1, 2002. All renewals ceded after March 1, 1999 must be ceded at the rate level approved for the SC Facility. The new JUA began accepting business on March 1, 1999. The initial rate level for the JUA is approximately 150% of the current SC Facility rate. The legislation allowed the current Designated Agents to receive voluntary contracts without jeopardizing their Designated Agent Status.

    NATIONAL FLOOD INSURANCE PROGRAM. FEMA's Federal Insurance Administration manages the NFIP. The NFIP regulations established the "Financial Assistance/Subsidy Arrangement" pursuant to which the NFIP Administrator and the private sector insurers participate in the WYO Program. Under the WYO Program, insurers which are parties to a Financial Assistance/Subsidy Arrangement may issue, in the NFIP name, a Standard Flood Insurance Policy, the form and substance of which is approved by the NFIP Administrator. Insurers are responsible for all aspects of service, including policy issuance, endorsements and renewals of policies and adjustments of claims brought under the policies, and the NFIP Administrator monitors the performance levels of all insurers participating in the WYO Program.

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

    NONSTANDARD AUTOMOBILE INSURANCE BUSINESS. The Company is one of three servicing carriers for the SC Facility. The Company competes with the major carriers for nonstandard voluntary automobile business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in its best interest to match such price decreases; choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds.

    The South Carolina Legislature has instituted reform legislation which will reorganize the SC Facility over a three-year transition period into a JUA. The Company believes that one result of the proposed reorganization will be that the SC Facility rates will increase to a level that will trigger a voluntary exit from the SC Facility by customers able to obtain more attractive rates in the voluntary market. In this event, the Company feels there will be an opportunity to attract those customers to its nonstandard automobile insurance products, and, eventually, into standard and preferred automobile products. In particular, the Company believes its Designated Agent relationships, its underwriting data and experience with the SC Facility and knowledge of the South Carolina automobile insurance market will allow it to obtain additional business.

    Competition in the North Carolina market is driven not only by price, but also by premium financing. The North Carolina market is sensitive to the down payment required on a nonstandard automobile policy. The Company, through PBP, plans to offer down payments which are similar to its competitors.

    FLOOD PROGRAM. Factors influencing the choice of a competitor over the Company include a competitor's ability to offer homeowners or other property products to agents, and a competitor's ability to increase commission rates and on-line policy issuance capability. The Company has been impacted by not having a homeowners product to compliment its flood insurance especially in Florida; thus, the Company signed a joint marketing agreement with Sunshine State Insurance Company, which gives the Company's agents access to a homeowners product.

    COMMERCIAL LINES. As the Company resumed writing risk-bearing commercial business in 1998, new competitive factors arose. The Company continued to, and will continue, to focus on small businesses in developing its "Main Street" book of business, but competition in this market is intense. The Company will be competing with the large national and regional carriers, many with higher A.M. Best ratings than the Company's, which influences the decisions of many commercial insurance customers. In addition, companies offering workers' compensation coverage may reap some competitive advantage. The Company is reinsuring its book of business with A+ rated carriers to try to lessen the effects of not having a rating. The Company is also investigating certain niche markets in which it believes the competition will be less, and a lack of a rating will have little impact.

    EMPLOYEES

    At December 31, 1998, the Company and its subsidiaries employed a total of 544 employees.

ITEM 2. PROPERTIES

    The Columbia, South Carolina headquarters, containing approximately 141,000 square feet of occupied space, is owned by the Company, and used primarily by its property and casualty insurance operations. The Winston-Salem, North Carolina office houses Universal. That office contains approximately 18,000 square feet and is leased through an arrangement with a term through 2005. Graward is located in Nashville, Tennessee. That office consists of approximately 20,000 square feet and is leased through 2002. AFS is located in Rancho Cordova, California. AFS leases 4,000 square feet on a month to month basis. Some additional premises are leased by the Company in locations in which it operates. Management believes that these facilities are adequate for the current level of operations.

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

    Catawba Insurance Company ("Catawba") was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe Catawba has basis for non-payment of such amounts. This complaint was filed in the State of South Carolina in the Richland County, Court of Common Pleas, Fifth Judicial Circuit.

    On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the stock purchase agreement for the Graward acquisition, the Company identified certain purchase price adjustments which it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. The stock purchase agreement with Graward provides methods for resolving the differences as to the appropriate adjustments to the Final Balance Sheet. On December 7, 1998, the sellers notified the Company that they intended to submit to arbitration two matters currently in dispute between the parties. Management believes that the purchase price will be adjusted appropriately under the purchase agreement.

    The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of its insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Company's common stock is quoted and traded on The NASDAQ Stock Market under the symbol "SBIG." The following table sets forth the range of high and low closing sales prices as reported on The NASDAQ Stock Market. The table reflects a 1-for-4 reverse stock split of the common stock that occurred on April 10, 1997. On March 24, 1999, the last reported sales price of the common stock on The NASDAQ Stock Market was $2.875 per share.

1999                                                                                HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------
First quarter (through March 24, 1999)..........................................       3.88       2.88

1998                                                                                HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------
First quarter...................................................................       8.38       7.00
Second quarter..................................................................       8.38       6.88
Third quarter...................................................................       7.31       3.88
Fourth quarter..................................................................       4.88       3.19

1997                                                                                HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------
First quarter...................................................................       9.50       7.25
Second quarter..................................................................       8.25       6.13
Third quarter...................................................................       8.75       7.75
Fourth quarter..................................................................       8.38       7.38

    (b) Holders

    There were approximately 2,749 shareholders of record as of March 24, 1999. This number does not include beneficial owners holding shares through nominee or "street" names.

    (c) Dividends

    There have been no dividends declared by the Company on its common stock during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends on common stock in the foreseeable future. The ability of the Company to declare and pay cash dividends, as well as to pay any debt service, is dependent upon the ability of SCIC, Graward, AFS and Universal to declare and pay dividends to the Company; however, the Company does collect management fees from certain subsidiaries. SCIC and Universal are regulated as to their payment of dividends by their respective state of domicile's insurance laws. The Company's payment of cash dividends is at the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. See Note 9 of Notes to Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for each of the five years ended December 31, 1998 is derived from the audited consolidated financial statements of the Company. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FINANCIAL CONDITION
  Total cash & investments...........................  $   64,250  $   51,793  $   42,944  $   50,641  $   61,686
  Total assets.......................................     295,563     234,618     220,472     224,005     255,935
  Total debt.........................................      16,250       3,036           0       2,476         439
  Special stock......................................       2,700       2,200           0           0           0
  Shareholders' equity...............................      35,588      37,544      23,791      10,187         650
    Per share........................................        4.58        4.86        3.86        2.44        0.16

RESULTS OF OPERATIONS
  Revenues
    Insurance:
    Commission & service income......................  $   49,298  $   44,105  $   46,419  $   49,572  $   60,669
    Property & casualty premiums.....................      22,762       6,580       7,186      10,384      14,718
    Credit life premiums.............................          13         156         478         890       1,801
  Net investment & other interest....................       4,645       3,887       3,807       4,330       6,226
  Realized gains (losses) on investments.............          55         529         (14)        164      (6,327)
  Other..............................................       4,644         112         151         843       2,673
                                                       ----------  ----------  ----------  ----------  ----------
  Total revenues.....................................  $   81,417  $   55,369  $   58,027  $   66,183  $   79,760
                                                       ----------  ----------  ----------  ----------  ----------
(Loss) income before effect of change in accounting
  principle..........................................  $   (2,293) $    4,003  $    5,176  $    1,152  $  (19,074)
Effect of change in accounting principle.............        (601)         --          --          --          --
Net (loss) income....................................  $   (2,894) $    4,003  $    5,176  $    1,152  $  (19,074)

Basic earnings per share before change in accounting
  principle..........................................       (0.31)       0.57        1.05        0.28       (6.89)
Basic earnings per share effect of change in
  accounting principle...............................       (0.08)         --          --          --          --
Basic earnings per share after change in accounting
  principle..........................................       (0.39)       0.57        1.05        0.28       (6.89)

Diluted earnings per share before change in
  accounting principle...............................       (0.31)       0.55        0.94        0.27       (6.89)
Diluted earnings per share effect of change in
  accounting principle...............................       (0.08)         --          --          --          --
Diluted earnings per share after change in accounting
  principle..........................................       (0.39)       0.55        0.94        0.27       (6.89)

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

    OVERVIEW

    The Company provides automobile, flood, commercial, homeowners and other property and casualty insurance services and products. As stated in the Development of Business segment, the Company maintains core products of nonstandard automobile and flood. It offers complementary products of commercial and homeowners in support of the Company's core businesses.

    The following table shows the results of the segments of automobile, flood, commercial and all other for 1998.

    Net (loss)/income (before effective change in accounting principle):

Automobile.........................................................  $    (814)
Flood..............................................................         24
Commercial.........................................................     (2,090)
All other..........................................................        587
                                                                     ---------
Total..............................................................  $  (2,293)

    NONSTANDARD AUTOMOBILE

    Entering 1998, Seibels Bruce set several strategic objectives: to win the contract to be a servicing carrier for the SCAAIP, a joint underwriting association structure that will survive the SC Facility; to grow the Company's business in the voluntary market; and to seek out acquisition candidates to expand the Company's operations into other geographic areas. Currently, Seibels Bruce is the only company in South Carolina with servicing contracts in the SC Facility, the SCAAIP contract awarded in September 1998 and active in the voluntary auto market.

    SOUTH CAROLINA OPERATIONS

    Under the Company's contract with the SC Facility premium-based fees under the contract are 21.0% of gross premiums written. The Company is responsible for paying all costs of processing the policies, including a mandated 12.0% commission on gross premiums earned to the agent. The Company also receives income on the claims it pays for the SC Facility in the amount of 11.0% of the gross paid claims (compared with a 15.0% rate under its prior contract). The Company is responsible for paying all costs to process these claims, including adjusting expenses. However, the SC Facility does reimburse the Company in full for legal expenses associated with processing these claims.

    In 1997, the South Carolina Legislature passed Act 154 which went into effect on March 1, 1999 and limits the facility for renewals only for 36 months until February 28, 2002. Therefore, the Company will receive processing fees on renewals during this period and claims fee for runoff of the current business, renewals until February 28, 2002 and complete runoff thereafter.

    Act 154 provides to South Carolina drivers the most significant changes in automobile insurance in twenty-five (25) years. Act 154 capped recoupment at 10% of the liability premium, offers greater flexibility to insurance companies to match the rate they charge to the risk drivers present and, created the South Carolina Associated Auto Insurers Plan to provide insurance to drivers who find it difficult to obtain coverage in the private market.

    The SC Facility will be replaced with SCAAIP, which is designed to provide the highest risk insureds at self-sustaining rates. The Company also writes voluntary nonstandard auto in a number of companies for those drivers who do not renew in the facility or who are referred to SCAAIP.

    NORTH CAROLINA NONSTANDARD AUTOMOBILE OPERATIONS

    In December 1997, Seibels Bruce purchased Universal. SCIC had written business in North Carolina for many years. With the purchase of Universal, Seibels Bruce combined its North Carolina operations. The use of two companies in the state, each rating in two tiers is a great advantage to the nonstandard automobile operations.

    Physical damage coverage is retained on voluntary business in North Carolina, as the NC Facility does not reinsure physical damage coverage. Only liability coverage is written in the NC Facility. Liability coverage is reinsured 100% in the NC Facility and companies receive an expense allowance for processing the business and a claims allowance for adjusting the claims on that business. Every company that transacts business in North Carolina is a member of the NC Facility. SCIC is also a member of the Board of Governors of the NC Facility. Both Universal and SCIC write physical damage coverage and voluntary liability coverage, in addition to the liability coverage which is ceded to the NC Facility.

    NASHVILLE OPERATIONS

    In May, Seibels Bruce announced the acquisition of privately held Graward in Nashville, Tennessee. The company brought access to more than 2,000 agents throughout Arkansas, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, Tennessee and Virginia. As with any acquisition, Seibels Bruce is diligently reviewing operations, competition, pricing and market strategies. On an annualized basis, the Nashville operation provides the Company a premium of approximately $41 million as it begins in 1999.

    OVERALL AUTOMOBILE OPERATIONS

    Overall, in the automobile operations, during 1998 Seibels Bruce made significant investments in each of its business operations to position itself for improved future financial performance and to provide for enhanced infrastructure. Seibels Bruce actively works to capitalize on advantages and strengths it has in all markets and has designed programs to assist agents and their driver customers. This is especially true in South Carolina where Seibels Bruce assists agents in the transition from the SC Facility to the voluntary market. In addition, the Company networks with these same agents to provide them with tools to enhance risk selection and underwriting of voluntary nonstandard policies. In 1999, Seibels Bruce is embarking on similar plans with its Universal agents in North Carolina and agents who write business in all states associated with the Nashville operations.

    FLOOD

    The Company's other core product line, flood operations, experienced substantial growth in 1998. The Company's written premiums for flood increased at a rate nearly doubling that of the NFIP. Seibels Bruce added to its experienced flood sales force and was able to acquire several large books of flood business from independent agents throughout the nation. This was achieved by expanding the Company's product lines and services for the independent agent.

    As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes in the amount of 31.6% of gross premiums written. The Company is responsible for paying all costs associated with processing the policies, including a commission to the independent agent. The Company also receives a fee on the claims that it pays on these policies in the amount of 3.3% of incurred claims. The Company is reimbursed for the allocated loss adjustment expenses associated with these claims according to a standard fee schedule.

    In addition, the Company's flood product line now includes flood insurance, excess flood insurance, flood zone determinations, claims processing and compliance tracking as discussed. The Company's basic flood insurance products are underwritten by the NFIP, a federal government program that sets the policy rates, bears the risks and pays the claims. Seibels Bruce, working with independent agents throughout the United States, issues the policies and processes the claims. NFIP policies cover up to $250,000 in damage per home; however, this level of coverage is inadequate for many larger homes. Excess flood insurance provides coverage for larger, more expensive homes. The Company's excess flood products allow it to insure homes up to the full replacement value. For the Company's agents, this product allows them to expand their customer base to include more affluent individuals. Seibels Bruce, for its part, receives additional, non risk-bearing income since it acts as a broker of this product. It also improves the Company's agent relationships by offering a broader product portfolio.

    To further leverage the Company's leadership position, in March 1998, it acquired AFS. Headquartered in Gold River, California, AFS provides flood zone determinations, flood insurance and flood compliance tracking. AFS's existing book of flood business concentrated on the West Coast is a counterbalance to Seibels Bruce's East Coast business. AFS's flood operations are primarily fee based, providing an additional balance to the Company's risk-based operations.

    Flood zone determinations and flood zone mapping are services provided primarily to mortgage originators, for determining whether homes are located in flood zones and require flood insurance. These capabilities, through AFS, allow the Company to offer more complete services to agents and institutions, provide it with an even stronger presence in the flood market and expand the channels of distribution for the Company's products.

    COMMERCIAL LINES

    Prior to February 1998, the Company derived revenues from its role as a commercial lines MGA for an unaffiliated insurance company. While the Company performed all services and paid all costs (including the independent agents' commissions) related to administering and processing policies and claims, the policies were written on behalf of an unaffiliated insurance company. The Company's financial statements reflect commission income as a percentage of premiums written but do not reflect the premiums written or associated claims incurred in 1997. Beginning in February 1998, as the commercial policies renewed, the Company began to retain the risk.

    In 1998, Seibels Bruce did accomplish its major strategic initiative in commercial lines--converting from a MGA role to retaining risk for commercial policies. The transition was a success, and Seibels Bruce retained more than 75 percent of the policies it had originally underwritten. This is largely attributable to the long-standing relationships Seibels Bruce has with the commercial lines agents who sell its products.

    Commercial lines represents an important diversification for Seibels Bruce, further rounding out its product lines and enabling the Company's agents to bundle products for a more complete insurance portfolio. This makes Seibels Bruce more attractive to agents, makes it easier for them to work with the Company and enables them to better serve their customers.

    Even though the transition was successful, Hurricane Bonnie resulted in a high level of losses and claims activity that significantly affected the Company's financial results and commercial lines performance. It should be noted that the methodology of earning premiums associated with a transition to retaining risk tends to negatively impact results in the short term due to the timing of earned premium versus underwriting expenses. In addition, Seibels Bruce was heavily reinsured for large catastrophes, which absorbed a great deal of the Company's premium base. At April 1, 1999 Seibels Bruce is looking to take advantage of a more efficient reinsurance market to provide similar coverage. Because Seibels Bruce understands the importance of a complete product line and the benefits it receives from having commercial operations beyond simply premium volume, the Company remains committed to its commercial lines of business. As mentioned earlier, Seibels Bruce is examining ways to reduce its catastrophe risk exposure more efficiently through a long-term strategic alliance with a quality reinsurance organization. The Company expects to realize the benefit of this agreement in first quarter 1999.

    INSURANCE ADJUSTING

    The Company's premium concentration in the catastrophe heavy Southeast led it to create, in 1996, a catastrophe adjusting business, INS, to manage the Company's internal claims volume. INS currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting. These services expand the Company's business by complementing its core flood operations and by allowing it to adjust claims for other insurance companies. INS's capabilities assisted the Company in adjusting claims from Hurricanes Bonnie and Georges and the 1998 winter storms. The Company's experience in processing flood claims led to the award of two statewide windstorm contracts, a strong indication of Seibels Bruce's growing presence in the catastrophe claims adjusting market. The Company's flood products are supported by other lines of insurance in several markets.

    RUNOFF

    The Company continues to maintain reserves and pay significant claims with respect to its runoff operations. These runoff operations consist primarily of general liability policies that include contractors' liability and environmental coverages primarily in California and commercial (including workers' compensation) and personal lines policies in the Southeast. The runoff of claims on these policies created substantial losses to the Company during the past 10 years. In addition, the Company's runoff segment contains the management of runoff reserves from prior business in the 1980's and runoff from a nonstandard homeowners MGA book in Kentucky and Tennessee entered into in early 1997. Seibels Bruce discontinued writing new business in this MGA in October of 1998 and will complete this runoff in one year.

    1998 RESULTS EFFECT ON BUSINESS SEGMENTS

    As discussed, the Company had a net loss before effect of change in accounting principle of $2,293 for 1998. This included $3,056 million in one-time unusual items. The following schedule itemizes the one-time unusual items Seibels Bruce experienced in this transition year:

                                                                                 DECEMBER 31, 1998
                                                            -----------------------------------------------------------
                                                            AUTOMOBILE     FLOOD    COMMERCIAL    ALL OTHER    TOTALS
                                                            -----------  ---------  -----------  -----------  ---------
Income (loss) as reported.................................   $    (814)  $      24   $  (2,090)   $     587   $  (2,293)
Restructuring charge......................................         503          30          11            1         545
Arbitration and legal expenses............................                                              549         549
Severance payments........................................         162          49          32                      243
Y2K remediation expense...................................         520                                              520
Hurricane Bonnie losses...................................          99                     412                      511
Accounting system reengineering...........................         103          31         182         (165)        151
Operational items.........................................         337                                  200         537
                                                            -----------  ---------  -----------  -----------  ---------
Total unusual items.......................................   $   1,724   $     110   $     637    $     585   $   3,056
                                                            -----------  ---------  -----------  -----------  ---------
Income (loss) before unusual items........................   $     910   $     134   $  (1,453)   $   1,172   $     763
                                                            -----------  ---------  -----------  -----------  ---------
                                                            -----------  ---------  -----------  -----------  ---------

    The schedule shows the detail of the unusual items and its effect on business segments. Nonstandard automobile was effected by

    $1,724 in adjustments from severance payouts from certain downsizing; year 2000 remediation expenses for systems acquired in the Graward and Universal acquisitions; Universal losses from Hurricane Bonnie; and the reengineering of the Company's accounting systems and new general ledger installation. This illustrates that the nonstandard automobile segment, without special charges, would have produced $910 of income.

    The flood segment produced income of $24 and experienced some severance and accounting reengineering costs totaling $108. Without these adjustments, the flood segment would have had income of $134.

    The commercial segment showed a start-up loss in 1998 of $(2,090). Total special charges of $637 came from severance payments, from Hurricane Bonnie costs of $412; and accounting reengineering costs of $182. The loss without unusual items would have been $(1,453) and, as discussed, Seibels Bruce is addressing the alliance of a reinsurance partner for this book in 1999.

    The "All Other" category contains management of runoff reserves from prior business in the 1980's and runoff from a nonstandard homeowners managing general agency book in Kentucky and Tennessee entered into in early 1997. Income of $587 was due mainly to investments of reserves. With out the unusual items net income would have been $1,172. Some of the unusual items include a $200 write-off from an uncollectable receivable, arbitration and legal expenses of $549 and a benefit from accounting reengineering of $165. Also impacting this segment, but not listed, include losses from runoff of the homeowners mentioned above of $934. The Company discontinued writing new business with this MGA in October 1998 and will complete runoff in one year. The Company also strengthened workers' compensation reserves on second injury fund by $401 and $336 on loss adjustment and administrative expenses that support the Company's runoff liabilities.

                             RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

    COMMISSION AND SERVICE INCOME

    Commission and service income for the year ended December 31, 1998 increased $5.2 million or 11.8% to $49.2 million from $44.1 million for the year ended December 31, 1997. Of this increase, $2.3 million relates to flood premium-based fees on a $6.9 million increase in flood written premiums while $0.7 million relates to flood claim-based fees and $1.3 million relates to flood zone determinations. Fees generated by acting as an MGA for another insurance company decreased $4.2 million as that contract was terminated in February 1998. However, this was more than offset by a $5.2 million increase in various state facility premium and claim-based fees.

    PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums earned for the year ended December 31, 1998 increased $16.2 million, or 245.9% to $22.8 million from the year ended December 31, 1997. This increase is due to a $14 million increase in nonstandard automobile premiums and $2.2 in commercial multi-peril premiums. The increase in nonstandard automobile earned premiums is a result of re-entering the voluntary market in South Carolina, the purchase of Universal in December 1997 and the purchase of Graward in May 1998. The increase in Commercial multi-peril earned premiums is a result of switching from a MGA status to a retained risk status in February 1998.

    CREDIT LIFE PREMIUMS EARNED

    Net credit life premiums earned decreased $0.1 million in 1998 compared to 1997 as the Company continues to runoff its life company operations.

    NET INVESTMENT AND INTEREST INCOME

    Net investment and other interest income for the year ended December 31, 1998 increased 19.5% or $0.8 million to $4.6 million from $3.9 million as of December 31, 1997. This increase is due to a $12.5 million increase in 1998 in cash and investments. The average investment yield for the Company remained at 5.9% for the year.

    REALIZED GAINS ON INVESTMENTS

    Realized gains on investments totaled $55,000 for the year ended December 31, 1998, a $0.5 million decrease from the previous year.

    LOSS AND LOSS ADJUSTMENT EXPENSES

    Property and casualty loss and loss adjustment expenses for the year ending December 31, 1998 increased $16.4 million, or 185.8% to $25.2 million from $8.8 million for the year ended December 31, 1997. This increase is due to the Company's re-entry into the retained risk business. Of this amount, $0.5 million relates to hurricane related losses.

    POLICY ACQUISITION COSTS

    Policy acquisition costs increased $9.0 million for the year ended December 31, 1998 compared to 1997, or 748.1%. The Company attributes this increase to the costs associated with the underwriting activities necessary to generate earned premium.

    OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expense for the year ended December 31, 1998 increased $5.7 million, or 13.8% to $46.8 million from $41.1 million for the year ended December 31, 1997. This increase is due to the operating costs associated with the new acquisitions, AFS and Graward. In addition, the Company has experienced $0.5 million in Year 2000 remediation expenses, $0.5 million in legal expenses related to an arbitration case and approximately $2.0 million related to other one-time charges.

YEARS ENDED DECEMBER 31, 1997 AND 1996

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

    PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums earned for the year ended December 31, 1997 decreased $0.6 million, or 8.4% to $6.6 million from the year ended December 31, 1996. This decrease is due to a $0.9 million decrease in premiums assumed from pools and associations.

    CREDIT LIFE PREMIUMS EARNED

    Net credit life premiums earned for the year ended December 31, 1997 decreased $0.4 million or 65.5% to $0.1 million from $0.5 million for the year ended December 31, 1996. The Company sold the related subsidiary in September 1993. Under the sale agreement, the Company retained the responsibility and continues to runoff the policies in existence at the sales date.

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

    REALIZED GAINS ON INVESTMENTS

    Realized gains on investments totaled $0.5 million for the year ended December 31, 1997, a $0.5 million increase over the previous year. Of this total, $0.2 million was realized on the sale of stock in an industry trade group, Insurance Services Office. In addition, the Company sold surplus real estate, which resulted in a gain of $0.3 million.

    LOSS AND LOSS ADJUSTMENT EXPENSES

    Property and casualty loss and loss adjustment expense for the year ending December 31, 1997 decreased $3.0 million, or 25.2% to $8.8 million from $11.8 million for the year ended December 31, 1996.

The decrease is due to a reduction in losses and loss adjustment expenses related to the Company's runoff business.

    POLICY ACQUISITION COSTS

    Policy acquisition costs for the year ended December 31, 1997 and 1996 were $1.2 and $1.8 million, respectively. The $0.6 million decrease is due to a reduction in net premiums written in the property and casualty segments and a decrease in policy acquisition costs associated with the credit life segment.

    OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses for the year ended December 31, 1997 increased $2.1 million, or 5.3% to $41.1 million from $39.0 million for the year ended December 31, 1996. This increase is mainly due to the Company hiring individuals in 1997 for its voluntary automobile program and associated start up costs for that program.

                   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    Loss and loss adjustment expense reserves are estimates at a given point in time of the amount of claims that the insurer expects to pay claimants plus investigation and litigation costs, based on facts and circumstances then known. It can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust the estimates of liability.

    The liability for losses on direct business is determined using case-basis evaluations and statistical projections. The liabilities determined under these procedures are reduced, for GAAP purposes, by an estimated amount to be received through salvage and subrogation. The resulting liabilities represent the Company's estimate of the net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates may be affected by the frequency and/or severity of future claims. These estimates are continually reviewed and as experience develops and new information becomes known, the liability is adjusted as necessary.

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

    The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements (in thousands):

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Liability for losses and LAE at the beginning of the
  year:
  Gross liability per balance sheet......................  $  114,770  $  132,152  $  145,523
  Ceded reinsurance recoverable, classified as an
    asset................................................     (75,616)    (84,725)    (84,492)
                                                           ----------  ----------  ----------
  Net liability..........................................      39,154      47,427      61,031
                                                           ----------  ----------  ----------
Reserves acquired in purchase of Universal...............          --       2,655          --
                                                           ----------  ----------  ----------
Provision for losses and LAE for claims occurring in the
  current year...........................................      24,450      12,202      10,697
Increase (decrease) in estimated losses and LAE for
  claims occurring in prior years........................         819      (3,362)      1,117
                                                           ----------  ----------  ----------
                                                               25,269       8,840      11,814
                                                           ----------  ----------  ----------
Losses and LAE payments for claims occurring during
  Current year...........................................      18,398       8,845       9,151
  Prior years............................................       9,703      10,923      16,267
                                                           ----------  ----------  ----------
                                                               28,101      19,768      25,418
                                                           ----------  ----------  ----------
Liability for losses and LAE at the end of the year:
  Net liability..........................................      36,322      39,154      47,427
  Ceded reinsurance recoverable, classified as an
    asset................................................      83,654      75,616      84,725
                                                           ----------  ----------  ----------
  Gross liability per balance sheet......................  $  119,976  $  114,770  $  132,152
                                                           ----------  ----------  ----------

    The ceded reinsurance recoverable, classified as an asset, includes $94.4 million at the end of 1998 ($97.6 million at the end of 1997 and $102.2 million at the end of 1996) of balances recoverable from various facilities (such as the SC Facility, NC Facility and NFIP). See Note 13 of Notes to Financial Statements.

    The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows for the years ended December 31 (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Net liability on a SAP basis as filed in annual statement.............  $   36,954  $   39,540
Established salvage and subrogation recoveries recorded on a cash
  basis for SAP and on an accrual basis for GAAP......................        (632)       (386)
                                                                        ----------  ----------
Net liability on a GAAP basis, at year end............................      36,322      39,154
Ceded reinsurance recoverable, classified as an asset.................      83,654      75,616
                                                                        ----------  ----------
Gross liability on a GAAP basis, at year end..........................  $  119,976  $  114,770
                                                                        ----------  ----------
                                                                        ----------  ----------

    The following table reflects the loss and LAE development for 1998 and 1997 on a GAAP basis (in thousands):

                                                                    RE-ESTIMATED AS
                                                     UNPAID LOSSES    OF ONE YEAR    CUMULATIVE
                                                        AND LAE          LATER       DEFICIENCY
                                                     -------------  ---------------  -----------
1998:      Gross liability.........................   $   119,976
           Less reinsurance recoverable............        83,654
                                                     -------------
           Net liability...........................   $    36,332
                                                     -------------
                                                     -------------
1997:      Gross liability.........................   $   114,770     $   117,171     $  (2,401)
           Less reinsurance recoverable............        75,616          77,198     $  (1,582)
                                                     -------------  ---------------  -----------
           Net liability...........................   $    39,154     $    39,973     $    (819)
                                                     -------------  ---------------  -----------
                                                     -------------  ---------------  -----------

    The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten year period for retained business only for year ended December 31 (in millions):

                                                         1988   1989   1990   1991   1992   1993   1994   1995   1996   1997   1998
                                                         ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Liability for unpaid losses and LAE (SAP)..............  129    122    114    112    118    120     80     62     48     39     37

Cumulative liability paid through:
One year later.........................................  104     78     77     63     30     65     26     16      9     11
Two years later........................................  141    121    116     50     84     86     42     29     17
Three years later......................................  166    145     93     91    102     99     52     35
Four years later.......................................  183    115    125    104    112    108     58
Five years later.......................................  151    139    135    111    120    114
Six years later........................................  170    147    140    117    125
Seven years later......................................  176    151    146    122
Eight years later......................................  179    156    151
Nine years later.......................................  183    160
Ten years later........................................  187

Liability re-estimated as of:
One year later.........................................  174    135    136    119    129    138     85     63     45     40
Two years later........................................  177    150    147    124    139    144     87     62     46
Three years later......................................  188    156    151    134    151    143     85     64
Four years later.......................................  185    159    161    145    149    141     87
Five years later.......................................  185    168    172    143    150    143
Six years later........................................  195    180    171    145    152
Seven years later......................................  206    178    173    148
Eight years later......................................  204    181    176
Nine years later.......................................  207    183
Ten years later........................................  208

Cumulative (deficiency) redundancy.....................  (79)   (61)   (62)   (36)   (34)   (23)    (7)    (2)     2     (1)
                                                         ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         ----   ----   ----   ----   ----   ----   ----   ----   ----   ----

    The preceding table presents the development of balance sheet liabilities on a SAP basis for 1988 through 1998. The top line of the preceding table shows the initial estimated liability on a SAP basis. This liability represents the estimated amount of losses and LAE for claims arising in years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. The next portion of the table reflects the cumulative payments made for each of the indicated years as they have developed through time. This table has been adjusted for a modification made to 1994 paid losses on a GAAP basis, not recorded for statutory net losses incurred. On a statutory basis, the modification is a reclassification only and has no effect on income.

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

    A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company pays out subsequent to June 7, 1994, a total of $20 million in losses and LAE. As of December 31, 1998, $8.7 million of claims payments have been made since June 7, 1994.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1998 and 1997:

                                                                                     1998         1997
                                                                                     -----        -----
Pending, January 1..............................................................          47           71
New claims advised..............................................................          10           11
Claims settled..................................................................          14           35
                                                                                          --           --
Pending, December 31............................................................          43           47
                                                                                          --           --
                                                                                          --           --

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100,000 and $500,000 after that date. The claims are reserved as follows as of December 31, 1998 and 1997 (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Case reserves..............................................................  $   2,625  $   2,960
IBNR.......................................................................      4,310      4,641
LAE reserves...............................................................      1,900      1,820
                                                                             ---------  ---------
  Total....................................................................  $   8,835  $   9,421
                                                                             ---------  ---------
                                                                             ---------  ---------

    The above claims involve four Superfund sites, seven asbestos or toxic claims, two underground storage tanks and 30 miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

    Because only 43 claims remain open as of December 31,1998, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                        LIQUIDITY AND CAPITAL RESOURCES

    Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales and maturities of investments. The principal uses of cash are payments of claims, interest and operating expenses. Cash outflows can be variable because of the uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

    Net cash provided by operations totaled $9.4 million for 1998, a substantial improvement over the use of cash of $2.6 million in 1997 and $12.9 million in 1996. Individual sources of cash flows from operating activities included changes of $9,180 in unearned premiums on retained business, a $5,838 decrease in premium and agents' balances receivable and $1,964 in balances due other insurance companies, which are related in part to the Company's continued re-entry into the retained risk business. It should be noted that a large portion of the changes in balances due other insurance companies and in premium and agents' balances receivable occurred as a result of the Graward acquisition and had very little effect on cash flow. Individual uses of cash included a reduction in reported and estimated losses and claims and loss adjustment expense on retained business due primarily to the settlement of runoff claims, reinsurance recoverable on losses and LAE and prepaid reinsurance premiums on ceded business.

    Investing activities in 1998 used cash in the amount of $5.3 million as premium notes receivable grew from Universal business, the Company purchased additional software and data processing equipment and paid for its acquisition of Graward in part with cash. Investments sold or matured totaled $31.5 million and proceeds were used to purchase new investments totaling $28.5 million. Net cash flow provided in 1997 by investing activities made up for the deficit in operating cash flow for the same period, as total funds provided by investing activities equaled $2.3 million.

    In its investment strategy, the Company attempts to match the average duration of the investment portfolio and the approximate duration of its liabilities. Total cash and investments at December 31, 1998, 1997 and 1996 were $64.3 million, $51.8 million and $42.9 million, respectively. All debt securities are considered available for sale and are carried at market value as of December 31, 1998 and 1997. The weighted-average maturity of the fixed income investments as of December 31, 1998 was approximately 2.4 years. Average net investment yields on the Company's cash and investments were 5.9% in 1998 and 1997.

    Financing activities in 1998 provided $10.1 million in cash. These cash flows were primarily attributed to the purchase and related debt financing of AFS and Graward. Financing activities since January 1, 1997 are summarized as follows:

    - In June 1997, the Company had a public equity offering. A total of 2,853,089 shares were offered at $7.00 per share. 1,853,089 of the 2,853,089 shares were offered by a former shareholder, and 1,000,000 shares were offered by the Company. Subsequent to the offering, the Underwriters exercised an over-allotment option to purchase 427,963 additional shares at $7.00 per share. Proceeds from the offering totaled $9,996,000 and net proceeds to the Company were $9,296,000 after the underwriters 7% commission and after all related issuance costs. Approximately half of the proceeds were used in items related to the Universal acquisition, another $1.8 million was used for the Sunshine investment and the remainder was used for working capital.

    - In the fourth quarter of 1997, subsidiaries of the Company acquired notes payable to a financial institution in the amounts of $825,000 and $2,750,000 in connection with the acquisition of Innovative by the Company. The $825,000 is a long-term loan, the proceeds of which were used for permanent working capital. The $2,750,000 loan is a short term revolving line of credit used to finance the accounts of a subsidiary premium finance company, Premium Budget Plan. As of

      December 31, 1997, $1,909,000 was outstanding on this line of credit. At December 31, 1998 there was an outstanding balance of zero.

    - Also in the fourth quarter of 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("Special Stock") to the previous shareholders of Innovative as consideration for the purchase of Innovative. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. On or after August 15, 2000, but prior to August 15, 2002, the Company at its option only, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.23 shares of Common Stock.

    - In March 1998, the Company closed a $15 million Credit Facility (the "Facility") with a major lending institution to facilitate the purchase of AFS and Graward. Proceeds were also used to repay in full the notes payable acquired in the forth quarter of 1997. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility. As of December 31, 1998, the outstanding balance under the Facility was $13,550,000.

    - Also in March 1998, the Company issued 50,000 shares, with a value of $500,000, of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("$0.625 Special Stock") to the former owners of AFS as partial consideration in conjunction with the acquisition of AFS. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. On or after August 15, 2000, but prior to August 15, 2002, the company may redeem, in whole or in part, the $0.625 Special Stock at a price of $15.00 per share and the holders of the $0.625 Special Stock have the right to convert each share of $0.625 Special stock into 1.25 shares of common stock, par value $1.00, of the company. On August 15, 2002, the Company must redeem any remaining shares of $0.625 Special Stock at a rate of $10.00 per share.

    - In May 1998, the Company acquired Graward in part with $2,700,000 in Subordinated Convertible Notes. The entire principal amount is due in full on December 31, 2004. Interest payments, which are due quarterly, are being withheld pending the outcome of certain proceedings described in
      Part II under Item 1.

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

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 1999, no dividends are available from Universal to the Company.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Director of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Director. As of December 31, 1998, SCIC had negative earned surplus.

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

    The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investments and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the companies' regulatory total adjusted capital to its authorized control level RBC (as defined by NAIC). All six of the property and casualty insurance subsidiaries of the Company have December 31, 1998 ratios of total adjusted capital to RBC that are in excess of the level which would prompt regulatory action.

                UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of approximately $99.8 million for income tax purposes. However, due to a "change in ownership" event that occurred in January, 1995, the Company's use of the carryforwards are subject to limitations in future years of approximately $2 million per year. Net operating loss carryforwards available for use in 1999 is approximately $7.2 million, due to tax losses incurred in 1995 subsequent to the change in ownership event and the carryover of previous years' unused limitations.

    Based on its recent earning history, the Company has determined that a valuation allowance should be maintained against the net deferred tax asset as December 31, 1998.

                              YEAR 2000 COMPLIANCE

    In 1997, Seibels Bruce initiated a company-wide program (the "Compliance Program") to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment to properly recognize the Year 2000 in order that the Company will not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program is actively in place to review all arrangements with third party vendors as well as non-information technology providers with which the Company does business.

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

    Vendor systems that process policies and claims outside the Company's internal system present the same exposure as above and an identical impairment.

    The Company's telecommunication systems, if not compliant, would impair the ability to adequately communicate with policyholders and related constituency at current service levels.

THE STATUS OF THE ABOVE BUSINESS RISKS IS AS FOLLOWS:

    In regard to internal systems, the Compliance Program calls for full conformity to meet all internal policy expiration dates. Work on the Compliance Program began in 1997 since the Company issues three-year commercial policies. All other internal systems processing policies with expiration dates of shorter terms of one year and of six months are currently on target for completion to process all policy contract obligations. Remediation has been completed on the Company's Nashville, Tennessee system and it has been issuing policies with expiration dates beyond the year 2000 since November 30, 1998. The Company believes that its Columbia, South Carolina processing system has been fully compliant since mid December 1998 and the Company has been issuing policies with expiration dates beyond the year 2000 on that system since that time. The processing system in Winston-Salem, North Carolina is currently being remediated and is expected to be completed by April 1, 1999. The Company has until May 15, 1999 to complete the process before it would have an impact on its operations.

    With regard to the third party vendor, which processes the Company's flood policies, processing systems; the Company has reviewed the compliance status of this company. The vendor has been processing three-year policy contracts beginning in 1997 on a Year 2000 compliant basis and is currently on target to process policies of shorter terms. This company's compliance plan calls for full remediation of their system by the end of the first quarter of 1999. The Company's overall Year 2000 plan includes procedures for assessing all third party vendors. While not processing policies on their systems, the Company must submit statistical data to several reporting bureaus, which, if not Year 2000 compliant, could impede the Company's ability to collect funds owed to it by the agencies for which these bureaus collect data. The largest of these bureaus believes that it has been compliant since June, 1998 and the other government agency bureau is not issuing any statements as to its readiness. The Company has no plans to conduct independent testing of these bureaus. The Company is also in the process of surveying all of its major reinsurers to evaluate their Year 2000 compliance.

    In accordance with the Compliance Program, the Company expects to complete an upgrade of its phone system by June 1, 1999, and any other equipment that is not Year 2000 compliant by October 1, 1999. An inventory has been taken of all software, equipment and facilities related items that may be date sensitive, such as elevators, alarm systems and heating and cooling systems, and a log is kept showing the Year 2000 compliance status. The Company anticipates successful remediation in accordance with the Compliance Plan.

    The Company expects to spend between $750,000 and $1,000,000 on Year 2000 compliance covering both external and internal costs through out the remediation process, of which a significant portion, approximately $650,000, was allocated as an expense in 1998. Of the 1998 portion of such expenses, approximately $520,000 was paid to outside providers. The Company also spent approximately $25,000 in 1997. All charges in 1998 were to modify software; all 1997 charges were paid to consultants to identify Year 2000 issues.

    Even though the Company has had much success with the remediation process to date, it has developed a contingency plan should the Winston-Salem, North Carolina processing system not be compliant in time. The Company has the capability and capacity to use its Columbia processing system, which has already been remediated, to process those policies currently processed on the Winston-Salem system. The Company also believes that the completed and planned modifications of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. However, there can be no assurance that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Year 2000 compliant in a timely manner or that contingency plans of any third parties will mitigate the effects of noncompliance. The failure of systems or equipment of the Company or third parties could have a material adverse effect on the Company's business and consolidated financial statements.

    The Audit Committee of the Company's Board of Directors is updated monthly as to the status of the Company's readiness. In addition, the Company's Vice President of Audit and Planning monitors the status of all Year 2000 projects and has direct access to all Information Services personnel and the Audit Committee of the Board of Directors.

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

    Item 8. Financial Statements and Supplementary data (continued on following page).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
The Seibels Bruce Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (a South Carolina corporation) (the Parent Company) and subsidiaries (collectively the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

    As explained in Note 1 to the financial statements, effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", and changed its method of accounting for the Company's participation in the North Carolina Reinsurance Facility.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, II, III, IV, V and VI listed in Part IV, Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Columbia, South Carolina
March 19, 1999

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                                 1998       1997
                                                                                               ---------  ---------
ASSETS
Investments:
  Debt securities, available-for-sale, at market (cost of $38,788 at 1998 and $41,845 at
    1997)....................................................................................  $  39,695  $  41,934
  Equity securities, at market (cost of $1,306 at 1998 and $906 at 1997).....................      1,306        915
  Cash and short-term investments............................................................     23,141      8,922
  Other long-term investments................................................................        108         22
                                                                                               ---------  ---------
    Total cash and investments...............................................................     64,250     51,793
Accrued investment income....................................................................        880        785
Premiums and agents' balances receivable, net................................................     14,728      5,674
Premium notes receivable.....................................................................      4,606      3,233
Reinsurance recoverable on paid losses and loss adjustment expenses..........................     29,972     30,244
Reinsurance recoverable on unpaid losses and loss adjustment expenses........................     83,654     75,616
Property and equipment, net..................................................................      6,028      5,462
Prepaid reinsurance premiums--ceded business.................................................     59,619     50,602
Deferred policy acquisition costs............................................................      2,472      1,580
Goodwill.....................................................................................     20,892      2,557
Other assets.................................................................................      8,462      7,072
                                                                                               ---------  ---------
    Total assets.............................................................................  $ 295,563  $ 234,618
                                                                                               ---------  ---------
                                                                                               ---------  ---------
LIABILITIES
Losses and loss adjustment expenses
  Reported and estimated losses and claims--retained business................................  $  28,950  $  30,847
                                      --ceded business.......................................     74,746     66,262
  Adjustment expenses--retained business.....................................................      7,372      8,307
                    --ceded business.........................................................      8,908      9,354
Unearned premiums:
  Property and casualty--retained business...................................................     12,919      3,739
                    --ceded business.........................................................     59,619     50,602
  Credit life................................................................................         22         41
Balances due other insurance companies.......................................................     39,024     15,489
Debt.........................................................................................     16,250      3,036
Current income taxes payable.................................................................         --         41
Other liabilities and deferred items.........................................................      9,465      7,156
                                                                                               ---------  ---------
    Total liabilities........................................................................    257,275    194,874
                                                                                               ---------  ---------
                                                                                               ---------  ---------
COMMITMENTS AND CONTINGENCIES
Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable, nonvoting
  special preferred stock, redemption value $2,200...........................................      2,200      2,200
Issued and outstanding 50,000 shares of cumulative $0.625, convertible, redeemable, nonvoting
  special preferred stock, redemption value $500.............................................        500         --
                                                                                               ---------  ---------
    Total special stock......................................................................      2,700      2,200
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in 1998 and 12,500,000 shares in
  1997, issued and outstanding 7,773,075 and 7,730,725 shares in 1998 and 1997,
  respectively...............................................................................      7,773      7,731
Additional paid-in-capital...................................................................     61,861     61,665
Accumulated other comprehensive income.......................................................        907         47
Accumulated deficit..........................................................................    (34,953)   (31,899)
                                                                                               ---------  ---------
  Total shareholders' equity.................................................................     35,588     37,544
                                                                                               ---------  ---------
  Total liabilities and shareholders' equity.................................................  $ 295,563  $ 234,618
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,

(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Commission & service income......................................................  $  49,298  $  44,105  $  46,419
Premiums earned:
  Property & casualty............................................................     22,762      6,580      7,186
  Credit life....................................................................         13        156        478
Net investment income............................................................      3,271      3,121      3,006
Other interest income............................................................      1,374        766        801
Realized gains (losses)..........................................................         55        529        (14)
Other income.....................................................................      4,644        112        151
                                                                                   ---------  ---------  ---------
    Total revenue................................................................     81,417     55,369     58,027
                                                                                   ---------  ---------  ---------
Expenses
  Property & casualty:
    Losses & loss adjustment expenses............................................     25,269      8,840     11,814
    Policy acquisition costs.....................................................     10,237      1,207      1,777
  Credit life benefits...........................................................        (46)        70        203
  Interest expense...............................................................        981         89        174
  Other operating costs & expenses...............................................     46,808     41,114     39,014
  Restructuring charge...........................................................        546         --         --
                                                                                   ---------  ---------  ---------
    Total expenses...............................................................     83,795     51,320     52,982
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
(Loss) income from operations, before (benefit) provision for income taxes and
  effect of change in accounting principle.......................................     (2,378)     4,049      5,045
(Benefit) provision for income taxes.............................................        (85)        46       (131)
                                                                                   ---------  ---------  ---------
(Loss) income before effect of change in accounting principle....................     (2,293)     4,003      5,176
Effect of change in accounting principle.........................................       (601)        --         --
                                                                                   ---------  ---------  ---------
Net (loss) income................................................................     (2,894)     4,003      5,176
Other Comprehensive Income
  Change in value of marketable securities, less reclassification adjustment of
    $85, $218 and $(14) for gains (losses) included in net (loss) income in 1998,
    1997 and 1996, respectively..................................................        860        583       (937)
                                                                                   ---------  ---------  ---------
Comprehensive (loss) income......................................................  $  (2,034) $   4,586  $   4,239
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic earnings per share before change in accounting principle:
  Net (loss) income..............................................................  $   (0.31) $    0.57  $    1.05
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Weighted average shares outstanding............................................      7,763      7,002      4,918
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Diluted earnings per share before change in accounting principle:
  Net (loss) income..............................................................  $   (0.31) $    0.55  $    0.94
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Weighted average shares outstanding............................................      7,763      7,274      5,492
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic earnings per share after change in accounting principle:
  Net (loss) income..............................................................  $   (0.39) $    0.57  $    1.05
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Weighted average shares outsanding.............................................      7,763      7,002      4,918
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Diluted earnings per share after change in accounting principle:
  Net (loss) income..............................................................  $   (0.39) $    0.55  $    0.94
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Weighted average shares outstanding............................................      7,763      7,274      5,492
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,

                                 (IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Common stock outstanding:
  Beginning of year...........................................................  $    7,731  $    6,168  $    4,193
  Stock issued in connection with offering....................................          --       1,428          --
  Stock issued under benefit and stock option plans...........................          42         135           4
  Stock issued in connection with capital contributions.......................          --          --       1,971
                                                                                ----------  ----------  ----------
  End of year.................................................................  $    7,773  $    7,731  $    6,168
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Additional paid-in-capital:
  Beginning of year...........................................................  $   61,665  $   54,050  $   46,660
  Stock issued in connection with offering....................................          --       7,175          --
  Stock issued under benefit and stock option plans, net of repurchase........         196         440          21
  Stock issued in connection with capital contributions.......................          --          --       7,369
                                                                                ----------  ----------  ----------
  End of year.................................................................  $   61,861  $   61,665  $   54,050
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Accumulated other comprehensive income:
  Beginning of year...........................................................  $       47  $     (536) $      401
  Change during the year......................................................         860         583        (937)
                                                                                ----------  ----------  ----------
  End of year.................................................................  $      907  $       47  $     (536)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Accumulated deficit:
  Beginning of year...........................................................  $  (31,899) $  (35,891) $  (41,067)
  Net (loss) income for the year..............................................      (2,894)      4,003       5,176
  Special stock dividend......................................................        (160)        (11)         --
                                                                                ----------  ----------  ----------
  End of year.................................................................  $  (34,953) $  (31,899) $  (35,891)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Total shareholders' equity................................................  $   35,588  $   37,544  $   23,791
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                                 (IN THOUSANDS)

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income.................................................................  $  (2,894) $   4,003  $   5,176
Adjustments to reconcile net (loss) income to net cash provided by
  (used in) operating activities:
  Amortization of deferred policy acquisition costs.................................     10,237      1,207      1,777
  Equity in earnings of unconsolidated subsidiary...................................       (392)        --         --
  Depreciation and amortization.....................................................       2115        856        979
  Realized (gains) losses on investments............................................        (85)      (218)        14
  Realized loss (gain) on sale of property and equipment............................         31       (311)        --
  Stock issued as compensation......................................................         --         81         16
  Change in assets and liabilities:
    Accrued investment income.......................................................        (95)        72        (75)
    Premium and agents' balances receivable, net....................................      5,838      1,165        528
    Reinsurance recoverable on losses and loss adjustment expenses..................     (7,766)    27,972     (1,028)
    Prepaid reinsurance premiums--ceded business....................................     (9,017)       964     (2,649)
    Deferred policy acquisition costs...............................................    (11,129)    (1,006)    (1,580)
    Unpaid losses and loss adjustment expenses......................................      5,206    (34,899)   (13,371)
    Unearned premiums...............................................................     18,178     (2,831)     1,565
    Balances due other insurance companies..........................................      1,964      3,383     (3,702)
    Current income taxes payable....................................................        (41)        24       (174)
    Other, net......................................................................     (2,758)    (3,026)      (414)
                                                                                      ---------  ---------  ---------
Net cash provided by (used in) operating activities.................................      9,392     (2,564)   (12,938)
                                                                                      ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds from investments sold or matured.........................................     31,542      4,262      7,049
  Cost of investments acquired......................................................    (28,495)    (1,554)   (14,288)
  Premium notes receivable..........................................................     (1,373)       194         --
  Proceeds from property and equipment sold.........................................         40        665        116
  Purchase of property and equipment................................................     (1,392)    (1,074)      (797)
  Cost of purchased subsidiary, net of cash acquired of $4,111......................     (5,598)        --         --
                                                                                      ---------  ---------  ---------
Net cash (used in) provided by investing activities.................................     (5,276)     2,493     (7,920)
                                                                                      ---------  ---------  ---------
Cash flows from financing activities:
  Issuance of capital stock.........................................................        238        575      9,349
  Issuance of debt, net of repayment................................................     10,025     (2,849)    (2,476)
  Dividends paid....................................................................       (160)        --         --
  Proceeds from stock offerings.....................................................         --      8,603         --
                                                                                      ---------  ---------  ---------
Net cash provided by financing activities...........................................     10,103      6,329      6,873
                                                                                      ---------  ---------  ---------
Net increase (decrease) in cash and short term investments..........................     14,219      6,258    (13,985)
Cash and short term investments, beginning of year..................................      8,922      2,664     16,649
                                                                                      ---------  ---------  ---------
Cash and short term investments, end of year........................................  $  23,141  $   8,922  $   2,664
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Supplemental cash flow information:
  Interest paid.....................................................................  $     922  $      61  $     350
  Income taxes paid.................................................................         39         21         43
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Noncash investing activities:
  Acquisition:
    Cash paid, net of cash acquired of $4,111.......................................  $  (5,598) $      --  $      --
    Issuance of debt................................................................     (2,700)        --
    Preferred stock issued..........................................................       (500)    (2,200)        --
    Assets acquired.................................................................     17,563     36,831         --
    Liabilities assumed.............................................................    (27,247)   (37,224)        --
                                                                                      ---------  ---------  ---------
    Goodwill........................................................................  $ (18,482) $  (2,593) $      --
                                                                                      ---------  ---------  ---------
Stock issued for consulting services/compensation...................................  $      --  $      81  $      16
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The Seibels Bruce Group, Inc. ("SBIG", or the "Company") provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. The Company's largest source of revenues derives from its role as one of three servicing carriers for the South Carolina Reinsurance Facility (the "SC Facility"), a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. The Company also is a leading provider, and an original participant, in the National Flood Insurance Program (the "NFIP"), a flood insurance program administered by the federal government. As a servicing carrier for the SC Facility and the NFIP, the Company receives commissions and fees, but retains no underwriting risk. Prior to February 1, 1998, the Company provided other fee-based services in its capacity as a managing general agent ("MGA") for commercial insurance policies underwritten by unaffiliated insurance companies. The Company also receives fee-based income from its catastrophe claims adjusting services, excess and surplus lines brokerage services and liability runoff management services.

    In 1997, the Company began marketing and underwriting nonstandard automobile insurance on a risk-bearing basis. In the fourth quarter of 1997, the Company purchased The Innovative Company ("Innovative") and its subsidiaries Universal Insurance Company ("Universal") and Premium Budget Plan, Inc. ("PBP"). Universal is a nonstandard automobile insurance company domiciled in North Carolina. Universal receives commission and service income for a large portion of its business which it cedes to the North Carolina Reinsurance Facility ("NC Facility"). The NC Facility is a state sponsored plan for insuring North Carolina drivers outside of the voluntary market. PBP is a premium finance company incorporated in North Carolina. Only one month's operations of Innovative is included in the financial statements for 1997. On July 1, 1998, Innovative (the holding company only) was merged into the Company.

    In the first quarter of 1998, the Company purchased America's Flood Services, Inc. ("AFS") located in California. AFS offers flood zone determinations and compliance tracking for a fee. In the second quarter of 1998, the Company acquired Graward General Companies, Inc. ("Graward") located in Tennessee. Graward acts as an MGA for the Company and offers nonstandard automobile insurance in the Southeast and Midwest. In the fourth quarter of 1998, the Company was awarded fifty percent of the business, as a servicing carrier, in the new South Carolina Associated Auto Insurers Plan ("SCAAIP"), a joint underwriting association which takes effect March 1, 1999. The SCAAIP will survive the SC Facility and offers the Company access to additional fee-based revenue with no underwriting risk.

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of the management, such differences would not be significant.

    CASH AND SHORT-TERM INVESTMENTS

    For purposes of the Consolidated Statements of Cash Flows, the Company considers both cash and short-term investments within the caption "cash and short-term investments" to be those highly liquid investments purchased with an initial maturity of three months or less.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    In accordance with FASB (Financial Accounting Standards Board) Statement No. 115, investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. The Company currently holds all securities as available-for-sale, and reports them at fair value, with subsequent changes in value reflected as unrealized investment gains and losses credited or charged directly to other accumulated comprehensive income included in shareholders' equity. The fair values of cash and short-term investments approximate carrying value because of the short maturity of those instruments.

    The fair values of debt securities and equity securities were determined in accordance with methods prescribed by the National Association of Insurance Commissioners ("NAIC") which do not differ materially from nationally quoted market prices. The fair market value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist.

    Premium and agents' balances are carried at their historical costs which approximate fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts. Debt is carried at the outstanding balance which approximates fair value as a result of the debt at a market rate.

    STOCK SPLIT

    In April, 1997, the Company executed a 1-for-4 reverse stock split of its common stock. All references in the financial statements, notes thereto and other references to number of shares or earnings per share reflect this transaction for all periods disclosed.

    PROPERTY AND CASUALTY PREMIUMS

    Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including substantial amounts related to business produced as a servicing carrier.

    PREMIUM NOTES RECEIVABLE

    The Company offers premium financing arrangements which require a down payment and is collected in equal installments over the policy term.

    CREDIT LIFE PREMIUMS

    Credit life premiums are reflected in income when earned as computed on a monthly pro-rata basis for level term premiums and on a sum-of-the-digits method for decreasing term premiums.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    COMMISSION AND SERVICE INCOME

    Commission and service income is predominately derived from servicing carrier and certain managing general agent activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income related to claims processing is recognized on an accrual basis as earned.

    POLICY ACQUISITION COSTS

    Policy acquisition costs attributable to property and casualty operations represent that portion of the cost of writing business that varies with, and is primarily related to, the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues, if any, are expensed. The Company considers anticipated investment income in determining whether premium deficiencies exist.

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

    EARNINGS PER SHARE

    Basic per share data is based on the weighted average number of shares outstanding. Diluted per share data is based on the weighted average number of shares outstanding including the effects of stock options and/or convertible preferred stock (See Note 9).

    ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS

    The Company routinely evaluates the collectibility of receivables and has established an allowance for uncollectable accounts for agents' balances and direct bill balances receivable, other receivables, and premium notes receivable in the amount of approximately $2,935 and $1,321 at December 31, 1998 and December 31, 1997, respectively.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

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

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. The Company amortizes goodwill over a period of 40 years. Deferred loan costs are the costs associated with issuing long term debt. The costs are amortized over the life of the debt. Intangible assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the income statement.

    OTHER INTEREST INCOME

    Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, balances due from the SC Facility, and financing of premium notes receivable.

    CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $601. As a result, the Company's participation in the North Carolina Reinsurance Facility ("NC Facility") is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. The effect of the change in accounting principle was a reduction of $.08 per share on both a basic and diluted basis. Below are the actual and pro forma EPS for the twelve months ended December 31, 1998 and 1997, respectively assuming the change in accounting principle was applied retroactively.

                                                                            TWELVE MONTHS ENDED
                                                                                DECEMBER 31
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
Net (loss) income
Earnings per common share:................................................  $  (2,293) $   3,544
  Basic...................................................................  $   (0.31) $    0.51
  Diluted.................................................................  $   (0.31) $    0.49

    RESTRUCTURING CHARGE

    During the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $546 related to the consolidation of its automobile and claims operations. The charges relate to employee

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

severance and other termination benefits incurred in connection with moving the processing of the Company's automobile insurance business from Winston-Salem, North Carolina to Nashville, Tennessee and from the consolidation of claims management and staff positions in the Columbia, South Carolina office. All liabilities associated with the restructuring were paid in 1998.

    RECENT ACCOUNTING PRONOUNCEMENTS

    During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999. SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

    Effective January 1, 1998, the Company adopted FASB Statement No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all non-owner changes in equity of an entity and includes net income (loss) plus changes in certain assets and liabilities that are reported directly in equity.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statements establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 effective January 1, 2000; it is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 INVESTMENTS

    Investments in notes and other debt securities and common stocks are all considered available-for-sale securities and are carried at market value at December 31, 1998 and 1997. Short-term investments are carried at cost, which approximates market value.

    Unrealized gains and losses on marketable debt and equity securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Realized gains (losses) on investments are summarized as follows:

                                                           DEBT        EQUITY
                                                        SECURITIES   SECURITIES      OTHER       TOTAL
                                                        -----------  -----------  -----------  ---------
Realized:
    1998..............................................   $      85    $      --    $      --   $      85
    1997..............................................   $      12    $     227    $     290   $     529
    1996..............................................   $     (62)   $      48    $      --   $     (14)
Change in unrealized:
    1998..............................................   $     893    $     (47)   $      14   $     860
    1997..............................................   $     581    $       8    $      (6)  $     583
    1996..............................................   $    (902)   $    (154)   $     119   $    (937)

    Net bond discount accretion and premium amortization charged to income for the years ended December 31, 1998, 1997 and 1996 was not material.

    Unrealized gains and losses reflected in equity are as follows:

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Gross unrealized gains...............................................  $     907  $     202  $       8
Gross unrealized losses..............................................         --       (155)      (544)
                                                                       ---------  ---------  ---------
  Net unrealized gain (loss).........................................  $     907  $      47  $    (536)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Proceeds from sales of debt securities and related realized gains and losses were as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Proceeds from sales.............................................  $  31,542  $   2,145  $   3,554
Gross realized gains............................................  $     523  $      12  $      30
Gross realized losses...........................................  $     409  $      --  $     (92)

    Proceeds from sales of equity securities and related realized gains and losses were as follows:

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Proceeds from sales...................................................  $      --  $     254  $     400
Gross realized gains..................................................  $      --  $     227  $      75
Gross realized losses.................................................  $      --  $      --  $    (127)

    Investments which exceed 10% of shareholders' equity, excluding investments in U. S. Government and government agencies and authorities, at December 31, 1998, are as follows:

SHORT-TERM INVESTMENTS:                                                         CARRYING VALUE
------------------------------------------------------------------------------  ---------------
Norwest Money Market..........................................................     $   5,567

    There were no debt securities which were non-income producing for the 12 months ended December 31, 1998. Debt securities with an amortized cost of $25 million at both December 31, 1998 and 1997, were on deposit with regulatory authorities.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    The amortized cost and estimated market values of investments in debt and equity securities were as follows:

                                                              GROSS          GROSS       ESTIMATED
                                              AMORTIZED    UNREALIZED     UNREALIZED       MARKET
DECEMBER 31, 1998                               COST          GAINS         LOSSES         VALUE
-------------------------------------------  -----------  -------------  -------------  ------------
U. S. Government & government agencies and
  authorities..............................   $  33,941     $     859      $     (14)    $   34,786
States, municipalities & political
  subdivisions.............................         594            41             --            635
Corporate bonds............................       4,253            25             (4)         4,274
                                             -----------        -----            ---    ------------
  Total debt securities....................      38,788           925            (18)        39,695
                                             -----------        -----            ---    ------------
Common stocks..............................       1,306            --             --          1,306
                                             -----------        -----            ---    ------------
Other long-term investments................         108            --             --            108
                                             -----------        -----            ---    ------------
  Total....................................   $  40,202     $     925      $     (18)    $   41,109
                                             -----------        -----            ---    ------------
                                             -----------        -----            ---    ------------

                                                              GROSS         GROSS
                                              AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
DECEMBER 31, 1997                               COST          GAINS        LOSSES     MARKET VALUE
-------------------------------------------  -----------  -------------  -----------  ------------
U. S. Government & government Agencies and
  authorities..............................   $  38,581     $     146     $    (103)   $   38,624
States, municipalities & political
  Subdivisions.............................       2,246            43            --         2,289
Corporate bonds............................       1,018             4            (1)        1,021
                                             -----------        -----         -----   ------------
  Total debt securities....................      41,845           193          (104)       41,934
                                             -----------        -----         -----   ------------
Common stocks..............................         906             9            --           915
                                             -----------        -----         -----   ------------
Other long-term investments................          73            --           (51)           22
                                             -----------        -----         -----   ------------
  Total....................................   $  42,824     $     202     $    (155)   $   42,871
                                             -----------        -----         -----   ------------
                                             -----------        -----         -----   ------------

    Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of debt securities at December 31, 1998 by contractual maturity, are as follows:

                                                                                       MARKET
                                                                         TOTAL COST     VALUE
                                                                         -----------  ---------
Due in one year or less................................................   $   5,821   $   5,884
Due after one year through five years..................................      29,264      29,981
Due after five years through ten years.................................       3,434       3,539
Due after ten years....................................................         269         291
                                                                         -----------  ---------
Total..................................................................   $  38,788   $  39,695
                                                                         -----------  ---------
                                                                         -----------  ---------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Investment income as of December 31 consists of the following:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Debt securities..................................................  $   2,474  $   2,253  $   2,122
Equity securities................................................         97          8          9
Short-term investments...........................................        699        855        849
Other............................................................         56         39         56
                                                                   ---------  ---------  ---------
  Total investment income........................................      3,326      3,155      3,036
Investment expenses..............................................        (55)       (34)       (30)
                                                                   ---------  ---------  ---------
  Net investment income..........................................  $   3,271  $   3,121  $   3,006
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

NOTE 3 PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

DESCRIPTION                                               LIFE IN YEARS     1998        1997
--------------------------------------------------------  -------------  ----------  ----------
Land....................................................           --    $    1,054  $    1,054
Buildings...............................................        10-40         4,210       4,210
Data processing equipment and software..................          3-7         7,845       6,115
Furniture and equipment.................................         3-10         9,161       7,584
                                                                         ----------  ----------
                                                                             22,270      18,963
Accumulated depreciation................................                    (16,242)    (13,501)
                                                                         ----------  ----------
                                                                         $    6,028  $    5,462
                                                                         ----------  ----------
                                                                         ----------  ----------

    Depreciation expense charged to operations was $1.5 million in 1998, $.9 million in 1997, and $1 million in 1996.

NOTE 4 DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs incurred and amortized to income on property and casualty business were as follows:

                                                                             1998       1997
                                                                          ----------  ---------
Deferred at beginning of year...........................................  $    1,565  $      --
                                                                          ----------  ---------
Deferred costs acquired.................................................          --      1,686
                                                                          ----------  ---------
Costs incurred and deferred during year:
  Commissions and brokerage.............................................       8,347      1,064
  Taxes, licenses and fees..............................................       1,113         10
  Other.................................................................       1,669         12
                                                                          ----------  ---------
Total...................................................................      11,129      1,086
Amortization charges to income during year..............................     (10,222)    (1,207)
                                                                          ----------  ---------
Deferred at end of year.................................................  $    2,472  $   1,565
                                                                          ----------  ---------
                                                                          ----------  ---------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Deferred policy acquisition costs attributable to the credit life operation were none in 1998 and $15 in 1997. These costs represent that portion of the cost of writing business which is deferred and charged against income, through other operating costs and expenses, as premiums are earned.

NOTE 5 DEBT

    Debt consisted of the following as of December 31:

                                                                             1998       1997
                                                                           ---------  ---------
Credit facility with a major lending institution.........................  $  13,550  $      --
Subordinated convertible notes...........................................      2,700
Notes payable with a regional lending institution........................         --      3,036
                                                                           ---------  ---------
                                                                           $  16,250  $   3,036
                                                                           ---------  ---------
                                                                           ---------  ---------

    On May 1, 1998, the Company issued subordinated convertible notes (the "Notes") (See Note 8). The Notes bear interest at a rate equal to 5% per annum. The entire principal amount due under the Notes is payable in full on December 31, 2004, provided however, that if certain outstanding debt is paid in full and upon 60 days prior written notice, the Notes will become payable six months after such debt is paid in full provided, however, that in no event will the Notes become payable earlier than April 1, 2003. At the election of the holder of the Notes, the Notes may be converted into 300,000 shares of Common Stock on the maturity date, provided, however, that notice has been given of such election at any time on or after the 45(th) day prior to the maturity date of the Notes up to but not including the 15(th) day prior to the maturity date.

    Effective March 31, 1998 the Company closed a $15,000,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of December 31, 1998 was 8.3125%. The Facility is secured by a lien on the assets of the Company. As of December 31, 1998, the outstanding balance under the Facility was $13,550,000.

    The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of December 31, 1998, the Company was either in compliance or obtained waivers of non-compliance for all covenants. Management is of the opinion that it will maintain compliance with the covenants.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Scheduled maturities of the debt are as follows:

1999...............................................................  $   1,264
2000...............................................................      1,626
2001...............................................................      2,439
2002...............................................................      2,530
2003...............................................................      2,530
Thereafter.........................................................      5,861
                                                                     ---------
                                                                     $  16,250
                                                                     ---------
                                                                     ---------

NOTE 6 INCOME TAXES

    The Company files a consolidated federal income tax return which includes all companies. A formal tax-sharing agreement has been established by the Company with its subsidiaries.

    The Company uses the liability method in accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given currently enacted tax laws. A reconciliation of the difference between income tax provision (benefit) on income from operations computed at the federal statutory income tax rate is as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Federal income tax (benefit) provision at statutory rates.......  $    (808) $   1,376  $   1,715
Increase (decrease) in taxes due to:
  Tax exempt interest...........................................        (18)        (2)        (5)
  Dividends received deduction..................................         --         (3)        (2)
  Overaccrual from prior years..................................        (85)        --       (187)
  Limitation of net operating loss carryforward due to change in
    control.....................................................         --         --      3,617
  Changes in valuation allowances:
    Utilization of net operating loss...........................         --     (1,339)    (1,590)
    Reduction due to limitation of net operating loss...........        751         --     (3,617)
Other...........................................................         75         14        (62)
                                                                  ---------  ---------  ---------
  Tax (benefit) provision.......................................  $     (85) $      46  $    (131)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The provision for income taxes on income from operations consists primarily of current income taxes resulting from alternative minimum tax. The change in deferred amounts has been offset by the valuation allowance.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Deferred tax liabilities and assets at December 31, 1998, 1997 and 1996 are comprised of the following:

                                                                   1998 TAX        1997 TAX
                                                                    EFFECT          EFFECT
                                                                --------------  --------------
Deferred tax liabilities:
  Deferred acquisition costs..................................    $      840      $      559
  Property and equipment......................................            57              57
  Net unrealized investment gains.............................           287              16
  Other.......................................................           106             221
                                                                --------------  --------------
    Total deferred liabilities................................         1,290             853
                                                                --------------  --------------
Deferred tax assets:
  Net operating loss carryforwards............................       (10,961)        (10,203)
  Insurance reserves..........................................        (2,957)         (2,460)
  Bad debts...................................................          (998)           (475)
  Other.......................................................          (316)           (287)
                                                                --------------  --------------
    Total deferred tax assets.................................       (15,232)        (13,425)
                                                                --------------  --------------
Valuation allowance...........................................        13,942          12,572
                                                                --------------  --------------
Net deferred tax liabilities..................................    $       --      $       --
                                                                --------------  --------------
                                                                --------------  --------------

    The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 1998.

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $99.8 million for income tax purposes. However, due to a "change in ownership" event that occurred in January, 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2 million per year. Net operating loss carryforwards available for use in 1999 are approximately $7.2 million due to losses incurred in 1995 after the change in ownership event occurred and carryover of previous years' unused limitations.

    The years of expiration of the tax carryforwards are as follows:

                                                                   NET OPERATING
YEAR OF EXPIRATION                                                     LOSS       CAPITAL LOSS
-----------------------------------------------------------------  -------------  -------------
    1999.........................................................    $      --      $   4,025
    2000.........................................................           --            824
    2001.........................................................           --             13
    2004.........................................................       12,825             --
    2006.........................................................       20,411             --
    2007.........................................................       31,931             --
    2009.........................................................       19,342             --
    2010.........................................................        3,918             --
    2011.........................................................        1,764             --
    2012.........................................................          690             --
    2013.........................................................        4,030             --
                                                                   -------------       ------
                                                                     $  94,911      $   4,862
                                                                   -------------       ------
                                                                   -------------       ------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

    A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other
company pays out subsequent to June 7, 1994, a total of $         20 million in
losses and LAE. As of December 31, 1998 and 1997, $8.7 and $7.5 million respectively of claims payments have been made since June 7, 1994.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1998 and 1997:

                                                                                     1998         1997
                                                                                     -----        -----
Pending, January 1..............................................................          47           71
New claims advised..............................................................          10           11
Claims settled..................................................................          14           35
                                                                                          --           --
Pending, December 31............................................................          43           47
                                                                                          --           --
                                                                                          --           --

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980
of $         100 and $         500 after that date. The claims are reserved as
follows as of December 31, 1998 and 1997:

                                                                               1998       1997
                                                                             ---------  ---------
Case reserves..............................................................  $   2,625  $   2,960
IBNR reserves..............................................................      4,310      4,641
LAE reserves...............................................................      1,900      1,820
                                                                             ---------  ---------
  Total....................................................................  $   8,835  $   9,421
                                                                             ---------  ---------
                                                                             ---------  ---------

    The claims involve four Superfund sites, seven asbestos or toxic claims, two underground storage tanks and 30 miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

    Because only 43 claims remain open as of December 31,1998, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Losses incurred are reduced by recoveries made and estimated to be made from reinsurers based on projected ultimate losses. Such amounts also include substantial amounts related to the business produced as a servicing carrier. Estimated reinsurance recoveries are as follows:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Losses incurred..........................................  $  147,316  $  100,182  $  158,307
Loss adjustment expenses.................................       7,122       4,380       5,583
                                                           ----------  ----------  ----------
  Total..................................................  $  154,438  $  104,562  $  163,890
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The following table summarizes net property and casualty losses and LAE incurred:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Estimated losses and LAE incurred........................  $  179,707  $  113,402  $  175,704
Estimated reinsurance loss recoveries on incurred
  losses.................................................    (154,488)   (104,582)   (163,890)
                                                           ----------  ----------  ----------
                                                           $   25,269  $    8,840  $   11,814
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Liability for losses and LAE at the beginning of the
  year:
  Gross liability per balance sheet......................  $  114,770  $  132,152  $  145,523
  Ceded reinsurance recoverable, classified as an
    asset................................................     (75,616)    (84,725)    (84,492)
                                                           ----------  ----------  ----------
  Net liability..........................................      39,154      47,427      61,031
                                                           ----------  ----------  ----------

Reserves acquired in purchase of Universal...............          --       2,655          --
                                                           ----------  ----------  ----------

Provision for losses and LAE for claims occurring in the
  current year...........................................      24,450      12,202      10,697
(Decrease) Increase in estimated losses and LAE for
  claims occurring in prior years........................         819      (3,362)      1,117
                                                           ----------  ----------  ----------
                                                               25,269       8,840      11,814
                                                           ----------  ----------  ----------

Losses and LAE payments for claims occurring during
  Current year...........................................      18,398       8,845       9,151
  Prior years............................................       9,703      10,923      16,267
                                                           ----------  ----------  ----------
                                                               28,101      19,768      25,418
                                                           ----------  ----------  ----------

Liability for losses and LAE at the end of the year:
  Net liability..........................................      36,322      39,154      47,427
  Ceded reinsurance recoverable, classified as an
    asset................................................      83,654      75,616      84,725
                                                           ----------  ----------  ----------
  Gross liability per balance sheet......................  $  119,976  $  114,770  $  132,152
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

NOTE 8 MERGERS AND ACQUISITIONS

    Effective May 1, 1998, the Company acquired all of the issued and outstanding shares of common stock of Graward. Consideration in the transaction included cash of $7.5 million and Subordinated Convertible Notes ("Notes") with a principal amount of $2.7 million (See Note 5). The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $16.2 million The Company has delivered to the seller of Graward, a final balance sheet as required under the purchase agreement (See Note 14(e)). The final balance sheet identifies significant purchase price adjustments which the Company believes are valid reductions in the resolution of the purchase price and expects an eventual reduction in the purchase price and a resulting reduction in the goodwill recorded above. Interest accruals and payments on the notes were suspended after the delivery of the final balance sheet.

    Effective March 31, 1998, the Company acquired all of the issued and outstanding shares of common stock of AFS. Consideration in the transaction included cash of $2.1 million and 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (See Note 9) of The Seibels

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

Bruce Group, Inc. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $2.3 million.

    Effective December 1, 1997, the Company acquired all of the issued and outstanding shares of common stock of Innovative, including its subsidiaries, Universal and PBP. Consideration in the transaction consisted of 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock of The Seibels Bruce Group, Inc. The Company accounted for the transaction as a purchase and repaid $1.8 million of debt due the shareholders of Innovative out of cash and liquid investments. The excess purchase price over the fair value of the assets was $2.6 million.

    The results of operations in the consolidated financial statements of the Company include the following number of months of operations of the Companies acquired above:

                                                                                     1998         1997
                                                                                     -----        -----
Graward.........................................................................           8            0
AFS.............................................................................           9            0
Universal and PBP...............................................................          12            1
                                                                                          --           --
                                                                                          --           --

    The following pro forma un-audited consolidated results of operation for 1998 and 1997 give affect to the acquisitions as though they had occurred at the beginning of the year they were acquired. The dividends on the preferred stock and interest of the notes have been considered.

                                                                            1998       1997
                                                                          ---------  ---------
Revenues................................................................  $  89,133  $  85,945
Net (loss) income.......................................................  $  (3,968) $   1,740
Basic Earnings Per Share................................................  $   (0.51) $    0.25
Diluted Earnings Per Share..............................................  $   (0.51) $    0.24

    On July 1, 1998, Innovative was merged into the Company. The Board of Directors of the Company approved the Plan of Merger (the "Plan") on February 10, 1998. The Plan did not require approval of the shareholders of either company. The capital stock of Innovative was cancelled and no cash, securities or other consideration of any kind was issued or paid for the shares.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 9  SPECIAL STOCK, DIVIDEND RESTRICTIONS AND COMPUTATION OF EARNINGS PER
        SHARE

    SPECIAL STOCK

    On March 31, 1998, the Company issued 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("$0.625 Special Stock") in connection with an acquisition. The Company determined the value of the $0.625 Special Stock at issuance date to be $500. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $24 in special stock dividends in 1998. On or after August 15, 2000, but prior to August 15, 2002, the Company at its option only, may redeem in whole or in part the $0.625 Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the $0.625 Special Stock in 1.23 shares or a total of 61,500 shares of Common Stock.

    On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("Special Stock") in connection with an acquisition. The Company determined the value of the Special Stock at issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $136 in Special Stock dividends in 1998 and $11 in 1997. On or after August 15, 2000, but prior to August 15, 2002, the Company at its option only, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.23 shares, or a total of 270,600 shares of Common Stock.

    DIVIDEND RESTRICTION

    The ability of the Company to declare and pay cash dividends, as well as to service any debt, is dependent to some degree upon the ability of SCIC and Universal to declare and pay dividends to the Company.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 1999, no dividends are available from Universal to the Company.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Director of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Director. As of December 31, 1998. SCIC had negative earned surplus.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    The following table shows the computation of per share earnings (the following table is not in thousands).

                                                                           PER SHARE AMOUNT
                                                                            AFTER CHANGE IN
                                               INCOME         SHARES          ACCOUNTING
FOR THE YEAR ENDED 1998                      (NUMERATOR)   (DENOMINATOR)       PRINCIPLE
------------------------------------------  -------------  -------------  -------------------
Net Income................................  $  (2,893,693)
Less: Preferred stock dividends...........       (159,839)
                                            -------------
                                            -------------
Basic and diluted EPS
  Income available to common
    stockholders..........................  $  (3,053,532)    7,763,252        $   (0.39)
                                                                                  ------
                                                                                  ------
FOR THE YEAR ENDED 1997
Net Income................................  $   4,002,587
Less: Preferred stock dividends...........        (11,367)
                                            -------------
                                            -------------
Basic EPS
  Income available to common
    stockholders..........................  $   3,991,220     7,001,552        $    0.57
                                                                                  ------
                                                                                  ------
Effect of Dilutive Securities
  Convertible preferred stock.............         11,367        23,356
  Options.................................             --       249,063
                                            -------------  -------------
Diluted EPS
  Income available to common stockholders
    plus assumed conversions..............  $   4,002,587     7,273,971        $    0.55
                                            -------------  -------------          ------
                                            -------------  -------------          ------
FOR THE YEAR ENDED 1996
Basic EPS
  Income available to common
    stockholders..........................  $   5,176,204     4,918,346        $    1.05
                                                                                  ------
                                                                                  ------
Effect of Dilutive Securities
  Warrants................................             --        46,278
  Options.................................             --       526,929
                                            -------------  -------------
Diluted EPS
  Income available to common
    stockholders..........................  $   5,176,204     5,491,553        $    0.94
                                            -------------  -------------          ------
                                            -------------  -------------          ------

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

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

    A reconciliation between GAAP net (loss) income and statutory net (loss) income of the property and casualty insurance subsidiaries is as follows for the year ended December 31:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
GAAP (loss) income.............................................  $  (2,894) $   4,003  $   5,176
Increase (decrease) due to:
  Deferred policy acquisition costs............................       (892)       201        198
  Salvage/subrogation recoverable and reserves.................       (246)       139        256
Parent company GAAP-only items and other non-statutory
  subsidiaries.................................................       (848)     2,469      1,252
Intercompany dividends.........................................         --     32,947      2,400
Gain on sale of subsidiary.....................................         --        450         --
Adjustment to premium and loss reserves........................         --         28       (278)
Other..........................................................       (876)        52         50
                                                                 ---------  ---------  ---------
Statutory net (loss) income....................................  $  (5,756) $  40,289  $   9,054
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    A reconciliation between GAAP shareholders' equity and statutory capital and surplus, at December 31, is as follows:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
GAAP shareholders' equity....................................  $  35,588  $  37,544  $  23,791
Increase (decrease) due to:
  Deferred policy acquisition costs..........................     (2,472)    (1,580)       (96)
  Non-statutory companies' shareholders' equity..............     (1,013)      (165)      (840)
  Adjustments to premium and loss reserves...................     (1,819)    (1,903)    (1,128)
  Allocation of Seibels Bruce and Company expenses...........         --        192         --
  Assets nonadmitted for statutory surplus...................     (3,745)        --        (95)
                                                               ---------  ---------  ---------
Statutory surplus............................................  $  26,539  $  34,088  $  21,632
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Net income and shareholders' equity of the credit life insurance subsidiary as determined in accordance with statutory accounting practices are as follows for the year ended December 31, is as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Net income.......................................................  $     191  $     203  $     460
Shareholders' equity
  ("surplus as regards policyholders")...........................  $   2,708  $   4,511  $   4,769

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 11  BENEFIT AND STOCK OPTION PLANS

    STOCK OPTIONS AND STOCK OPTION PLANS

    During the first quarter of 1996, the Company issued to a group of investors stock options expiring December 31, 2000 to acquire 408,750 shares of unregistered Company Common Stock at the greater of the price of $10.00 per share or book value at the date of exercise.

    In the third quarter of 1996, the Company issued to a different group of investors stock options to acquire 781,250 shares of unregistered Company Common Stock at the greater of the price of $8.00 or the book value at date of exercise, expiring December 31, 2000.

    During the first quarter of 1998, the Company granted a warrant to purchase up to 57,971 shares of Common Stock in connection with its Credit Facility (See
Note 5).

    The Company currently has three plans under which stock options and incentive stock may be granted to employees, non-employee directors, consultants and active independent agents of the Company. Under the plan for employees and independent agents, stock options expire five (5) years after the date of grant. Under the plan for non-employee directors, the options expire ten (10) years from the date of grant. Each plan is administered by a committee appointed by the Board of Directors.

    The 1996 Stock Option Plan (the "1996 Plan") for Employees became effective on November 1, 1995 and supersedes the 1987 Stock Option Plan (the "1987 Plan"). The 1996 Plan has reserved 2,500,000 share of Company common stock for issuance under the plan as options and incentive stock to employees and consultants of the Company. The following table shows the options under the 1987 and 1996 plans for the past three years.

                                                               1998        1997       1996
                                                            ----------  ----------  ---------
Shares under options outstanding, beginning of year.......     766,215     582,169    215,294
Granted under 1996 Plan...................................     776,112     332,517    368,450
Exercised during year.....................................     (19,446)     (9,375)        --
Canceled or expire during year............................    (469,401)   (139,096)    (1,575)
                                                            ----------  ----------  ---------
  Shares under options outstanding, end of year...........   1,053,480     766,215    582,169
                                                            ----------  ----------  ---------
                                                            ----------  ----------  ---------
Shares under options exercisable, end of year.............     472,199     324,718    214,531
                                                            ----------  ----------  ---------
                                                            ----------  ----------  ---------

    All grants made under the Plan have exercise prices no lower than the market price at the date of grant. At December 31, 1998, 1,388,435 shares of the Company's common stock have been reserved for

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

future grants. The following table summarizes options outstanding and exercisable by price range as of December 31, 1998.

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      -----------------------------------------------  --------------------------
                                        WEIGHTED-         WEIGHTED-                   WEIGHTED-
                                         AVERAGE           AVERAGE                     AVERAGE
 RANGE OF EXERCISE                      REMAINING         EXERCISE                    EXERCISE
       PRICES         OUTSTANDING   CONTRACTUAL LIFE        PRICE      EXERCISABLE      PRICE
--------------------  -----------  -------------------  -------------  -----------  -------------
   $2.20-  $4.40....      32,668              5.9         $    3.39        29,290     $    3.34
   $4.40-  $6.60....      52,501              2.0         $    6.42        52,501     $    6.42
   $6.60-  $8.80....     515,113              4.3         $    7.37       116,203     $    7.25
   $8.80-  $11.00...     356,081              3.3         $    9.51       193,364     $    9.74
  $11.00-  $13.20...       1,025              2.3         $   12.00         1,025     $   12.00
  $15.40-  $17.60...      46,099              2.7         $   16.00        37,961     $   16.00
  $19.80-  $22.00...      46,099              2.7         $   22.00        37,961     $   22.00
  $42.50-  $45.00...       3,894              1.0         $   43.66         3,894     $   43.66
                      -----------             ---            ------    -----------       ------
                       1,053,480              3.7         $    9.06       472,199     $   10.55
                      -----------             ---            ------    -----------       ------
                      -----------             ---            ------    -----------       ------

    The 1995 Stock Option Plan for Non-Employee Directors became effective June 15, 1995, with 250,000 common shares of stock reserved for grants. Under the Plan, all non-employee directors holding office on June 15 of each year are automatically granted 1,250 options to purchase Company common stock. The exercise price will be the market value on the date of grant. On June 15, 1996, 8,750 shares were granted at an exercise price of $10.50. In addition, on June 15, 1997, and on June 15, 1998, 12,500 shares were granted at an exercise price of $7.19 and $7.00 respectively.

    The 1995 Stock Option Plan for Independent Agents became effective December 21, 1995. The Plan has reserved 125,000 common shares for granting under this plan. Activity may be summarized as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Shares under options outstanding, beginning of year.............     36,516     54,125     17,000
Granted during year.............................................      9,400      5,526     40,125
Exercised during year...........................................         --     (2,749)    (1,500)
Canceled or expired during year.................................     (9,711)   (20,386)    (1,500)
                                                                  ---------  ---------  ---------
Shares under options outstanding, end of year...................     36,205     36,516     54,125
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    In 1998, 9,400 options were granted at an average exercise price of $6.97. At December 31, 1998, 84,547 shares of the Company's common stock have been reserved for future grants.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Net (loss) income--as reported..................................  $  (2,894) $   4,003  $   5,176
Net (loss) income--pro forma....................................  $  (3,432) $   3,016  $   4,026
Diluted earnings per share--as reported.........................  $   (0.39) $    0.55  $    0.94
Diluted earnings per share--pro forma...........................  $   (0.46) $    0.41  $    0.73

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                          1998
                                                                       ------------------------------------------
                                                                                         DIRECTORS
                                                                       EMPLOYEE PLAN       PLAN       AGENTS PLAN
                                                                       --------------  -------------  -----------
Expected Dividend Yield..............................................            0%             0%            0%
Expected Stock Price Volatility......................................        52.75%         52.75%        52.75%
Risk-Free Interest Rate..............................................         5.39%          5.39%         5.39%
Expected Life of Options.............................................       5 years        5 years       5 years

                                                                                          1997
                                                                       ------------------------------------------
                                                                                         DIRECTORS
                                                                       EMPLOYEE PLAN       PLAN       AGENTS PLAN
                                                                       --------------  -------------  -----------
Expected Dividend Yield..............................................             0%             0%            0%
Expected Stock Price Volatility......................................         52.75%         52.75%        52.75%
Risk-Free Interest Rate..............................................          6.30%          6.30%         6.30%
Expected Life of Options.............................................        5 years       10 years     4.2 years

    OTHER BENEFIT PLANS

    The Company sponsors the South Carolina Insurance Company Employees' Profit-Sharing and Savings Plan, which is a combined arrangement for the profit-sharing and 401(k) elements for the employees of the Company and its subsidiaries. As of December 31, 1998, the amount of assets available for the plan benefits, based on information currently available, was $10,932.

    The profit-sharing element of the plan covers all full-time employees who have met minimum eligibility requirements. There have been no contributions to this part of the plan since 1988.

    Under the 401(k) element of the plan, employees may elect to have a portion of their salary withheld from pre-tax wages for investment in the plan, subject to limitations imposed by IRS regulations. The employee has several options as to how contributions will be invested. Effective July 1, 1997, the employer reinstated the 50% match of the employee's contribution up to the first 6%. The Company match is split evenly with 50% invested in accordance with the investment options selected by the participant and the remaining 50% invested in the Seibels Bruce Stock Fund. The employer contribution for the plan on behalf of the participating employees was $68 in 1998 and $72 in 1997.

    In April 1998, The Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits". This statement only modifies the disclosures companies make about their pension and non-pension benefit plans and does not alter the accounting for these plans. The FASB's intention in modifying the disclosures for post-retirement benefits

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

is to make the disclosures more uniform and to provide better information to investors about the economics of the benefit plans rather than focusing on current period costs. The provisions of the statement are effective for years beginning after December 15, 1997. FASB Statement No. 132 disclosures have been incorporated in this document.

    The Company and its subsidiaries currently provide certain health care and life insurance benefits for retired employees. The Company and its subsidiaries recognize the projected future cost of providing post-retirement benefits as an expense as employees render services instead of when the benefits are paid. The cumulative effect is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. The post-retirement benefit expense was approximately $90 in 1998, $77 in 1997 and $75 in 1996.

                                                                                 1998       1997
                                                                               ---------  ---------
Change in benefit obligation:
Benefit obligation...........................................................  $     575  $     548
Service cost.................................................................          6          3
Interest Cost................................................................         50         43
Acturial loss (gain).........................................................         91        (19)
                                                                               ---------  ---------
Total benefit obligation.....................................................  $     722  $     575
                                                                               ---------  ---------
                                                                               ---------  ---------
Fair value of plan assets....................................................  $      --  $      --
                                                                               ---------  ---------
                                                                               ---------  ---------
Funded status of plan........................................................  $     722  $     575
Unrecognized actuarial loss..................................................       (106)        14
Unrecognized net transition obligation.......................................       (439)      (471)
                                                                               ---------  ---------
Net amount recognized........................................................  $     177  $     118
                                                                               ---------  ---------
                                                                               ---------  ---------
Weighted-average assumption:
Discount rate................................................................       6.75%      7.25%
                                                                               ---------  ---------
                                                                               ---------  ---------

    The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 7% for 1998, 8% for 1997 and 9% for 1996 is assumed to decrease to a 5% ultimate trend (5% in 1997 and 5.5% in 1996) with a duration to ultimate trend of three years (four years in 1997 and six years in 1996). The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the post-retirement benefit obligation as of December 31, 1998 by $7.

NOTE 12  SEGMENT REPORTING

    FASB Statement No.131 "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report financial and descriptive information about its reportable operating segments, and the formatting of those segments in a manner that coincides with the way in which management regularly reviews the business and formulates decisions.

    The reportable segments were determined based on management's internal reporting approach which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial and All Other. The Automobile segment includes all personal lines components of retained risk nonstandard automobile, NC Facility and SC Facility operations. The Flood segment contains all flood operations including NFIP, flood zone determinations, excess flood and flood

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

compliance tracking, as well as the complementary homeowners product line and the Company's insurance adjusting business. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The All Other segment includes the runoff operations of the Company. The results of the reportable segments are included in the following tables:

                                                                        YEAR ENDED DECEMBER 31, 1998
                                                         -----------------------------------------------------------
                                                         AUTOMOBILE     FLOOD    COMMERCIAL    ALL OTHER     TOTAL
                                                         -----------  ---------  -----------  -----------  ---------
Revenues:
Commission and service income..........................   $  30,960   $  16,458   $   1,893    $     (13)  $  49,298
Property and casualty premiums earned..................      18,337         (34)      3,976          483      22,762
Policy fees............................................       3,474          --          --           --       3,474
Investment and other income............................       2,517          14         655        2,697       5,883
                                                         -----------  ---------  -----------  -----------  ---------
  Total revenue........................................      55,288      16,438       6,524        3,167      81,417
                                                         -----------  ---------  -----------  -----------  ---------

Expenses:
Losses & loss adjustment expenses......................      20,759         837       2,249        1,424      25,269
Other..................................................      35,290      15,552       6,394        1,290      58,526
                                                         -----------  ---------  -----------  -----------  ---------
  Total expenses.......................................      56,049      16,389       8,643        2,714      83,795
(Loss) income from operations before (benefit)
  provision from income taxes before change in
  accounting principle.................................        (761)         49      (2,119)         453      (2,378)
(Benefit) provision for income taxes...................          53          25         (29)        (134)        (85)
Loss (income) from operations, before change in
  accounting principle.................................        (814)         24      (2,090)         587      (2,293)
Effect of change in accounting principle...............          --          --          --         (601)       (601)
                                                         -----------  ---------  -----------  -----------  ---------
Net (loss) income......................................   $    (814)  $      24   $  (2,090)   $     (14)  $  (2,894)
                                                         -----------  ---------  -----------  -----------  ---------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

OTHER SIGNIFICANT ITEMS:

                                                                        YEAR END DECEMBER 31, 1998
                                                       ------------------------------------------------------------
                                                       AUTOMOBILE     FLOOD    COMMERCIAL    ALL OTHER     TOTAL
                                                       -----------  ---------  -----------  -----------  ----------
Total Assets.........................................   $ 153,074   $  35,449   $  16,360    $  90,680   $  295,563
                                                       -----------  ---------  -----------  -----------  ----------
                                                       -----------  ---------  -----------  -----------  ----------
Liabilities:
Losses & loss adjustment expenses reserves...........   $  47,008   $   9,955   $   3,949    $  59,064   $  119,976
Unearned premium.....................................      52,696      13,135       6,707           --       72,538
Other liabilities....................................      33,540       7,767       3,585       19,869       64,761
                                                       -----------  ---------  -----------  -----------  ----------
Total liabilities....................................   $ 133,244   $  30,857   $  14,241    $  78,933   $  257,275
                                                       -----------  ---------  -----------  -----------  ----------
                                                       -----------  ---------  -----------  -----------  ----------

                                                                        YEAR ENDED DECEMBER 31, 1997
                                                         -----------------------------------------------------------
                                                         AUTOMOBILE     FLOOD    COMMERCIAL    ALL OTHER     TOTAL
                                                         -----------  ---------  -----------  -----------  ---------
Revenues:
Commission and service income..........................   $  25,986   $  12,811   $   5,317    $      (9)  $  44,105
Property and casualty premiums earned..................       5,647          --          41          892       6,580
Investment and other income............................         994          --         701        2,989       4,684
                                                         -----------  ---------  -----------  -----------  ---------
  Total revenue........................................      32,627      12,811       6,059        3,872      55,369
                                                         -----------  ---------  -----------  -----------  ---------

Expenses:
Losses & loss adjustment expenses......................       5,979         658         425        1,778       8,840
Other..................................................      19,902      10,477       9,618        2,483      42,480
                                                         -----------  ---------  -----------  -----------  ---------
  Total expenses.......................................      25,881      11,135      10,043        4,261      51,320
Income (loss) from operations, before (benefit)
  provision from income taxes..........................       6,746       1,676      (3,984)        (389)      4,049
(Provision) benefit for income taxes...................           9           9         (11)         (53)        (46)
                                                         -----------  ---------  -----------  -----------  ---------
Net income (loss)......................................   $   6,755   $   1,685   $  (3,995)   $    (442)  $   4,003
                                                         -----------  ---------  -----------  -----------  ---------

OTHER SIGNIFICANT ITEMS:

                                                                        YEAR END DECEMBER 31, 1997
                                                       ------------------------------------------------------------
                                                       AUTOMOBILE     FLOOD    COMMERCIAL    ALL OTHER     TOTAL
                                                       -----------  ---------  -----------  -----------  ----------
Total Assets.........................................   $ 121,510   $  28,139   $  12,987    $  71,982   $  234,618
                                                       -----------  ---------  -----------  -----------  ----------
                                                       -----------  ---------  -----------  -----------  ----------
Losses & LAE reserves................................   $  59,680   $   2,918   $   7,572    $  44,600   $  114,770
Unearned premium.....................................      24,936      11,428       3,410       14,567       54,341
Other liabilities....................................      15,200          --       1,546        9,017       25,763
                                                       -----------  ---------  -----------  -----------  ----------
Total liabilities....................................   $  99,816   $  14,346   $  12,528    $  68,184   $  194,874
                                                       -----------  ---------  -----------  -----------  ----------
                                                       -----------  ---------  -----------  -----------  ----------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    For comparison purposes, the table below presents 1997 and 1996 segment results:

                                                                            1997       1996
                                                                          ---------  ---------
Revenue:
  Property and casualty insurance segments..............................  $   6,580  $   7,186
  Commission and service activities segments............................     44,105     46,419
  Net investment income and other interest income.......................      3,633      3,516
  Realized gains (losses) on investments................................        529       (179)
                                                                          ---------  ---------
    Total for property & casualty insurance segments....................     54,847     56,942

Other business revenue..................................................        577      1,085
                                                                          ---------  ---------
    Total revenue.......................................................  $  55,424  $  58,027
                                                                          ---------  ---------
                                                                          ---------  ---------

Operating profit (loss):
  Property and casualty insurance segments..............................  $   1,783  $      25
  Commission and service activities segment.............................     (2,735)     1,595
  Net investment income.................................................      3,633      3,516
  Realized gains (losses) on investments................................        529       (179)
                                                                          ---------  ---------
    Subtotal............................................................      3,210      4,957

Other business segments.................................................        463        441
                                                                          ---------  ---------

Operating income........................................................      3,673      5,398
  General corporate expenses, net of miscellaneous income and expense...        495       (179)
  Interest expense......................................................       (119)      (174)
                                                                          ---------  ---------
Consolidated income before income taxes.................................  $   4,049  $   5,045
                                                                          ---------  ---------
                                                                          ---------  ---------

    For comparison purposes, the table below presents 1997 and 1996 segment identifiable assets
(in thousands):

                                                                           1997        1996
                                                                        ----------  ----------
Identifiable Assets
Property and casualty insurance underwriting segment, including
  related investment activity.........................................  $   92,896  $   55,427
Commission and service activities segment.............................     133,722     158,237
Other business segments...............................................       4,743       5,187
General corporate assets..............................................       3,257       1,621
                                                                        ----------  ----------
    Total assets......................................................  $  234,618  $  220,472
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 13  REINSURANCE

    The Company's property and casualty insurance operations include a retained risk component, and a servicing carrier component. A significant percentage of the risk business is ceded through several reinsurance programs including pro-rata and excess of loss. In its servicing carrier operation, premiums are

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

ceded entirely to the applicable state's reinsurance facility. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows:

                                                        1998                      1997                      1996
                                              ------------------------  ------------------------  ------------------------
                                                WRITTEN      EARNED       WRITTEN      EARNED       WRITTEN      EARNED
                                              -----------  -----------  -----------  -----------  -----------  -----------
Direct......................................  $   181,574  $   163,485  $   108,395  $   109,277  $   106,925  $   105,212
Assumed.....................................        9,831        6,920        5,386        5,529        6,235        5,819
Ceded.......................................     (159,179)    (147,643)    (107,155)    (108,226)    (106,494)    (103,845)
                                              -----------  -----------  -----------  -----------  -----------  -----------
Net.........................................  $    32,226  $    22,762  $     6,626  $     6,580  $     6,666  $     7,186
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------  -----------  -----------

    The amounts of premiums pertaining to catastrophe reinsurance that were ceded from earned premium during 1998 and 1996 were $0.4 million and $0.2 million respectively. The Company carried no catastrophe reinsurance in 1997.

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

                                                                            1998       1997
                                                                          ---------  ---------
Unearned premiums.......................................................  $  59,619  $  50,602
Unpaid losses and LAE...................................................  $  83,654  $  75,616
Paid losses and LAE.....................................................  $  29,972  $  30,244

    Four reinsurers comprise a significant portion of the Company's reinsurance recoverable on paid and unpaid losses and loss adjustment expense, as well as prepaid reinsurance at December 31, 1998. The reinsurers and related balances are as follows:

                                                                     REINSURANCE    PREPAID
                                                                     RECOVERABLE  REINSURANCE
                                                                     -----------  -----------
South Carolina Reinsurance Facility................................   $  62,907    $  21,827
North Carolina Reinsurance Facility................................      23,413        4,838
National Flood Insurance Program...................................       8,120       22,642
Swiss Reinsurance Corp.............................................       6,625           53
National Reinsurance Corp..........................................         499           --
Gerling Global Reinsurance Corp....................................         688          270
TIG Reinsurance Company............................................         563          254
All others.........................................................      10,811        9,735
                                                                     -----------  -----------
  Totals...........................................................   $ 113,626    $  59,619
                                                                     -----------  -----------
                                                                     -----------  -----------

    The Company believes that the balances from the various Facilities are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies have also been deemed fully collectable by the Company.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

    With respect to credit concentrations, most of the Company's business activity is with agents and policyholders located within the five operating states. The primary reinsurance recoverables are from the state and federal servicing carrier activities. There are otherwise no material credit concentrations related to premiums receivable, agents' balances, and premium notes receivable.

NOTE 14  COMMITMENTS AND CONTINGENCIES

(a) The Company's and its subsidiaries lease office space, computer equipment and automobiles under several operating leases that expire at various times. Lease expense amount to $1,543, $425 and $24 in 1998, 1997 and 1996 respectively. Approximate minimum future lease payments under these operating leases at December 31, 1998 are as follows (in thousands):

                        YEAR ENDED DECEMBER 31, 1998
1999.............................................................  $   1,002
2000.............................................................        592
2001.............................................................        410
2002.............................................................        406
2003.............................................................        219
Thereafter.......................................................        244
                                                                   ---------
  Total..........................................................  $   2,873
                                                                   ---------
                                                                   ---------

(b) A contingent liability exists with respect to reinsurance placed with other companies (See Note 13).

(c) The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification against the Company pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium Service Corporation of Columbia ("Premium"), the Company and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management believes the Company has no liability in the case.

(d) Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe Catawba has basis for non-payment of such amounts.

(e) On May 1, 1998, the Company completed its acquisition of Graward. In completing the final balance sheet in accordance with the stock purchase agreement for the Graward acquisition, the Company identified certain purchase price adjustments which it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. The stock purchase agreement with Graward provides methods for resolving the differences as to the appropriate adjustments to the final balance sheet. On December 7, 1998, the sellers notified the Company that they intended to submit to arbitration two matters currently in dispute between the parties. Management believes that the purchase price will be adjusted appropriately under the purchase agreement.

(f) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 15  RELATED PARTY TRANSACTIONS

    A non-employee Director of the Company is also a member of the Board of Directors of Policy Management Systems Corporation ("PMSC"), which provided services to the Company prior to September 30, 1996. The Company paid data processing charges of $0.9 million to PMSC in 1996.

    Mr. John C. West, chairman emeritus of the Board of Directors of the Company, is of counsel to the law firm of Bethea, Jordan & Griffin. Bethea, Jordan & Griffin has been retained by the Company to perform legal services. During the fiscal years ended December 31, 1998 and 1997, the Company paid a total of $40 and $40 to Bethea, Jordan & Griffin respectively.

    During the fiscal year ended December 31, 1998 and 1997, the Company paid a total of $522 and $483 to SADISCO Corporation ("SADISCO") respectively, of which $54 and $96 respectively was for salvage and disposal services provided to the Company in the ordinary course of business and $468 and $386 respectively was for reimbursement of expenses advanced by SADISCO on behalf of the Company in connection with such services. Charles H. Powers, chairman of the Board of Directors of the Company, is the owner and operator of SADISCO.

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a summary of unaudited quarterly information for the years ended December 31, 1998 and 1997:

                                                                           1ST        2ND        3RD        4TH
1998                                                                     QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Commission & service income...........................................  $  11,139  $  12,261  $  13,114  $  12,784
Property & casualty and credit life premiums earned...................      2,705      4,265      6,901      8,904
Net investment income.................................................        716        829        973        753
Other interest income.................................................        232        574        218        350
Realized gains (losses) on investments................................        (25)        23         41         16
Restructuring charge..................................................         --       (546)        --         --
Effect of change in accounting principle..............................       (601)        --         --         --
Net loss..............................................................  $  (1,138) $    (297) $    (142) $  (1,317)
Basic loss per share..................................................  $   (0.15) $   (0.04) $   (0.02) $   (0.18)
Diluted loss per share................................................  $   (0.15) $   (0.04) $   (0.02) $   (0.18)

    Commission and service income grew during the first three quarters of 1998 due to an increase in storm related claims. During the fourth quarter of 1998, commission and service income decreased slightly due to a decrease in written premiums for the SC Facility. Premiums earned continued to increase throughout 1998 due to the Company's nonstandard automobile program and commercial lines premium writings. During the second quarter of 1998, the Company booked a $0.5 million restructuring charge related to the consolidation of its automobile and claims operations. Effective January 1, 1998, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $0.6 million. As a result, the Company's participation in the NC Facility is no longer being treated as assumed resinurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. Net income fell during 1998 due to several one time charges, the gradual build up of earned premiums for the Company's new commercial lines book of business, and losses from the Company's runoff.

    During the first quarter of 1998, the Company purchased AFS for $2.6 million, consisting of $2.1 million in cash and $0.5 million in cumulative, convertible, redeemable, nonvoting, special preferred stock. During the second quarter of 1998, the Company acquired Graward for a tenative purchase price of $10.3 million, consisting of $7.5 million in cash and $2.7 million in subordinated convertible notes.

                                                                           1ST        2ND        3RD        4TH
1997                                                                     QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Commission & service income...........................................  $  11,257  $  11,521  $  11,082  $  10,245
Property & casualty and credit life premiums earned...................      2,323        913      1,673      1,827
Net investment income.................................................        708        799        785        829
Other interest income.................................................        297         79         95        295
Realized gains (losses) on investments................................        219         (1)       326        (15)
Net income............................................................  $     703  $   1,075  $   1,008  $   1,217
Basic earnings per share..............................................  $    0.11  $    0.17  $    0.13  $    0.16
Diluted earnings per share............................................  $    0.11  $    0.16  $    0.13  $    0.15

    Commission and service income fell in the first quarter of 1997 as the claims related to flood activity subsided from the very active 1996 storm season. Commission and service income remained fairly constant through the first three quarters of the year and decreased during the fourth quarter due to a lack of storm related claims. Premiums earned decreased in the second quarter due to lower assumed premiums than in the prior two quarters. Premiums earned increased in both the third and fourth quarters of 1997 as the Company began its voluntary nonstandard automobile program in the fourth quarter of 1997. Net income for the year by $1.2 million mainly due to a lack of flood related claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------

Steven M. Armato....................          47   Vice President of Human Resources of certain subsidiaries since 1993.
                                                   Employed by the Company since April 1981.

Michael A. Culbertson...............          50   Senior Vice President of the Company since June 1995 and Group Vice
                                                   President of certain subsidiaries since December 1995. Also holds the position of Director of certain subsidiaries of the Company.
                                                   Previously held position of Vice President of Claims from June 1993 until June 1995. Employed by the Company in various claims capacities since December 1974.

Wayne A. Fletcher...................          47   Vice President and Director of Business Development for certain subsidiaries since 1997. From 1994 to 1997, Mr. Fletcher served as
                                                   President of Bankers Underwriters, Inc., a subsidiary of Banker's
                                                   Insurance Group. Prior to 1994, Mr. Fletcher spent a year as
                                                   Assistant to the President of the California-based American Sterling
                                                   Corporation. From 1985 to 1993, he created and developed National
                                                   Flood Services. Mr. Fletcher has served in various insurance-related capacities for the U.S. government, including managing the Federal
                                                   Crop Insurance Program.

Steven J. Groth.....................          36   Treasurer of the Company and certain subsidiaries since October 1998 after joining the Company in 1997 as a financial analyst. Previously,
                                                   Mr. Groth was employed with Wachovia Bank from 1993 to 1997. Mr.
                                                   Groth was also a Naval Flight Officer with the U.S. Navy.

Stephen T. Harding..................          37   Vice President for certain subsidiaries since April 1998 after joining the Company in 1996 as South Carolina Reinsurance Facility
                                                   Underwriting and Customer Service Manager. Mr. Harding was previously employed by GEICO from 1988 to 1996.

Kenneth W. Marter...................          37   Vice President of Audit and Planning of the Company and certain subsidiaries since July 1998. Mr. Marter had served as Controller since December 1997 and Director of Finance since November 1996.
                                                   Previously, Mr. Marter was Director of Finance with Air South
                                                   Airlines, Inc. from July 1994 to October 1996. He was employed by the
                                                   University of South Carolina from August 1992 to June 1994.

Andrew P. Martin....................          41   Director, President and Chief Operating Officer of Universal
                                                   Insurance Company and Graward General Companies, Inc., subsidiaries of the Company since November 1997 and May 1998, respectively. Also, services as Vice President of certain subsidiaries. Previously served as Vice President of Marketing, Administration and Strategic Planning
                                                   for Integon Corporation. Prior to Integon's acquisition of Bankers and Shippers Insurance Company, Mr. Martin spent six years as Chief
                                                   Financial Officer, Controller and Treasurer for Bankers and Shippers
                                                   Insurance Company. Mr. Martin is a Certified Public Accountant.

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Matthew P. McClure..................          29   General Counsel and Corporate Secretary of the Company and certain subsidiaries since July 1998. Also serves as a Director for certain subsidiaries. Previously served as Assistant Secretary and Legal
                                                   Counsel since November 1996. Prior to joining the Company, Mr.
                                                   McClure was Manager of Financial Planning with Air South Airlines,
                                                   Inc. from July 1995 to May 1996. Employed by the South Carolina Fifth
                                                   Judicial Circuit solicitor from May 1993 to July 1995.

Elizabeth R. Monts..................          43   Controller of the Company and certain subsidiaries since July 1998.
                                                   Ms. Monts served as Assistant Controller from February 1998 to July
                                                   1998 after joining the Company as Statutory Accounting Manager in
                                                   January 1997. Previously, Ms. Monts was employed seventeen years with
                                                   American Indemnity Group, most recently as Assistant Vice President of Financial Accounting. Ms. Monts is a Certified Public Accountant.

R. Thomas Savage, Jr................          52   R. Thomas Savage, Jr., joined Seibels Bruce in July 1998 as Chief
                                                   Financial Officer and assumed the position of acting President and
                                                   Chief Executive Officer in September 1988. Previously, he served for six years as Chief Financial Officer of Unisun Insurance Company in
                                                   Charleston South Carolina after serving as its Treasurer for seven years. Before joining Unisun, Savage was with KPMG Peat Marwick, where as a Certified Public Accountant, served in their tax advisory service and Integon Property and Casualty Corporation as Controller.
                                                   All of the aforementioned insurance companies' core business mirror those of Seibels Bruce--regional carriers specializing in nonstandard automobile and flood with agency books of commercial lines and homeowners property and casualty business. Prior experience also includes service on the board of directors of the North Carolina
                                                   Reinsurance Facility and a variety of roles for the South Carolina
                                                   Reinsurance Facility and the National Flood Insurance Program.

Richard A. Shaffer..................          54   Director of Commercial Lines for certain subsidiaries since 1997.
                                                   Previously, Mr. Shaffer was employed with CNA Insurance Company with emphasis in commercial and personal lines.

    Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Company required by Item 10 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998.

    For information pertaining to Executive Officers of the Company, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the Executive Officers of the Registrant" section of Part I of this document.

    Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated to by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference for the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the company's definitive proxy statement which is to b filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)--List of Financial Statements and Financial Statements Schedules

    The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

    Report of Independent Public Accountants--Arthur Andersen LLP

    Consolidated Balance Sheets--December 31, 1998 and December 31, 1997.

    Consolidated Statements of Operations--Years ended December 31, 1998,
       December 31, 1997 and December 31, 1996.

    Consolidated Statement of Cash Flows--Years ended December 31, 1998,
       December 31, 1997 and December 31, 1996.

    The notes to the consolidated financial statements included in Item 8 pertain both to the consolidated financial statements listed above and the condensed financial information of the registrant included in Schedule 3 under
Item 14.

    The following financial statement schedules are included in item 14(d):

    Schedule I--Summary of Investments Other than Investments in Related Parties

    Schedule II--Condensed Financial Information of Registrant

    Schedule III--Supplementary Insurance Information

    Schedule IV--Reinsurance

    Schedule V--Valuation and Qualifying Accounts

    Schedule VI--Supplemental Information Concerning Property/Casualty Insurance Operations

    All other schedules to the consolidated financial statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3) List of Exhibits

3.1        Articles of Incorporation of the Registrant, as restated, dated February 12, 1999.
3.2        By-laws of the Registrant, as amended and restated, dated February 4, 1999.
4.1        The rights of the Company's equity security holders are defined in the Fifth, Sixth,
           Seventh and Eighth Articles of the Company's Articles of Incorporation. See Exhibit
           3.1.
4.2        Form of the Certificate of the Company's Common Stock, par value $1.00 per share, incorporated herein by reference to the Registrant's Registration Statement on From
           S-2 (File No. 333-24081).
10.1       South Carolina Insurance Company Employee's Profit Sharing and Savings Plan, dated
           June 30, 1992, as amended January 4, 1993, incorporated herein by reference to the
           Annual Report on Form 10-K(10)(9)-9, for the year ended December 31, 1992. Amendments dated June 2, 1993, April 21, 1994, July 1, 1994, July 1, 1995, July 1, 1996 and
           September 26, 1997, incorporated herein by reference to the Annual Report on Form
           10-K, Exhibit 10.1, for the year ended December 31, 1997. Amendment dated March 16,
           1998.
10.2       Stock Purchase Agreement, date January 29, 1996, by and between the Registrant and
           Charles H. Powers and Walker S. Powers, and amendment thereto, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.
10.3       Stock Option Agreement, dated January 30, 1996, by and between the Registrant and
           Charles H. Power, Walker S. Powers and Rex and Jane Huggins, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-008804, accession number 0001005150-96-00127, accepted May 9, 1996.
10.4       Stock Purchase Agreement, dated March 28, 1996, by and between the Registrant and
           Fred C. Avent, Frank H. Avent and PepsiCo of Florence, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number
           333-14123, accession number 0000276380-96-00017, accepted October 15, 1996.
10.5       Stock Purchase Agreement, dated March 28, 1996, by and between Registrant and Junius
           DeLeon Finklea, Joseph K. Newsom, Sr., Mark J. Ross, Larry M. Brice, J. Howard
           Stokes, Winston W. Godwin, IRA and Peter D. and Vera C. Hyman, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number
           333-14123, accession number 0000276380-96-00017, accepted October 15, 1996.
10.6       Stock Option Purchase Agreement, dated November 20, 1997, by and between the
           Registrant; Charles H. Powers, Walker S. Powers and Rex and Jane Huggins; and High
           Ridge Capital LLC, incorporated herein by reference to the Annual Report on Form
           10-K, Exhibit 10.6, for the year ended December 31, 1997.
10.7       Stock Option Purchase Agreement, dated November 20, 1997, by and between the
           Registrant; Charles H. Powers, Walker S. Powers and Rex and Jane Huggins; and High
           Ridge Capital Partners Limited Partnership, incorporated herein by reference to the
           Annual Report on Form 10-K, Exhibit 10.7, for the year ended December 31, 1997.
10.8       The Seibels Bruce Group, Inc. 1996 Stock Option Plan for Employees, dated November 1,
           1995, incorporated herein by reference to submission DEF 14-A, filing date May 10,
           1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9,
           1996, as amended by the Amendment thereto, effective October 8, 1998, incorporated herein by reference to submission Form S-8, filing date October 9, 1998, file number
           333-65537, accession number 0001047469-98-036917, accepted October 9, 1998.
10.9       The Seibels Bruce Group, Inc. 1995 Stock Option Plan for Independent Agents, dated
           June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date
           May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted
           May 9, 1996.

10.10      The Seibels Bruce Group, Inc. 1995 Stock Option Plan for Non-Employee Directors,
           dated June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number 0001005150-96-000127, accepted May 9, 1996.
10.11      Agreement, dated October 1, 1994, by and between Catawba Insurance Company and the SC
           Facility, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
           10.12, for the year ended December 31, 1996.
10.12      Managing General Agent Agreement, dated January 1, 1996, by and between Seibels Bruce
           & Company and Agency Specialty of Kentucky, Inc. and Generali--US Branch,
           incorporated herein by reference to the Annual Report, Exhibit 10.13, for the year ended December 31, 1996. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.13      Termination Agreement, dated August 27, 1997, by and between Seibels Bruce & Company and Agency Specialty of Kentucky, Inc. and Generali--US Branch, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.13, for the year ended
           December 31, 1997.
10.14      Arrangement, dated October 1, 1996, by and between Catawba Insurance Company,
           Kentucky Insurance Company and South Carolina Insurance Company and The United States
           of America Federal Emergency Management Agency, incorporated herein by reference to the Annual Report, Exhibit 10.14, for the year ended December 31, 1996.
10.15      Joint Underwriting Association contract, dated October 13, 1998, by and between South
           Carolina Insurance Company and the South Carolina Associated Auto Insurers Plan.
21.1       Subsidiaries of the Registrant.
23.1       Consent of Arthur Andersen LLP.
27.1       Financial Data Schedule (electronic filing only).
28.1       Schedule P of Annual Report on Form 10-K/405 for the fiscal year ended December 31,
           1998, incorporated herein by reference to Form SE, dated March 30, 1999.

(b) Reports on Form 8-K.

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

Date: March 29, 1999            By   /s/ CHARLES H. POWERS
--------------------------           ------------------------------------------
                                     Charles H. Powers
                                     Chairman of the Board and Director
Date: March 29, 1999            By   /s/ R. THOMAS SAVAGE, JR.
--------------------------           ------------------------------------------
                                     R. Thomas Savage, Jr.
                                     Acting President and CEO and CFO
Date: March 29, 1999            By   /s/ FRANK H. AVENT
--------------------------           ------------------------------------------
                                     Frank H. Avent
                                     Director
Date: March 29, 1999            By   /s/ A. CRAWFORD CLARKSON, JR.
--------------------------           ------------------------------------------
                                     A. Crawford Clarkson, Jr.
                                     Director
Date: March 29, 1999            By   /s/ SUSIE H. VANHUSS, PH D.
--------------------------           ------------------------------------------
                                     Susie H. VanHuss, Ph D.
                                     Director
Date: March 29, 1999            By   /s/ CLAUDE E. MCCAIN
--------------------------           ------------------------------------------
                                     Claude E. McCain
                                     Director
Date: March 29, 1999            By   /s/ KENNETH A. PAVIA
--------------------------           ------------------------------------------
                                     Kenneth A. Pavia
                                     Director
Date: March 29, 1999            By:  /s/ WALKER S. POWERS
--------------------------           ------------------------------------------
                                     Walker S. Powers
                                     Director
Date: March 29, 1999            By   /s/ JOHN P. SEIBELS
--------------------------           ------------------------------------------
                                     John P. Seibels
                                     Director
Date: March 29, 1999            By   /s/ GEORGE R.P. WALKER, JR.
--------------------------           ------------------------------------------
                                     George R.P. Walker, Jr.
                                     Director
Date: March 29, 1999            By   /s/ JAMES L. ZECH
--------------------------           ------------------------------------------
                                     James L. Zech
                                     Director
Date: March 29, 1999            By   /s/ ELIZABETH R. MONTS
--------------------------           ------------------------------------------
                                     Elizabeth R. Monts
                                     Controller (Principal Accounting Officer)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

  SCHEDULE I- SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                            AS OF DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                                                                                    BALANCE SHEET
TYPE OF INVESTMENT                                                           COST     MARKET VALUE      VALUE
-------------------------------------------------------------------------  ---------  ------------  -------------
DEBT SECURITIES*
  Bonds and Notes:
    U.S. Government and government agencies and authorities..............  $  33,941   $   34,786     $  34,786
    State, municipalities and political subdivisions.....................        594          635           635
    Corporate bonds......................................................      4,253        4,274         4,274
                                                                           ---------  ------------  -------------
      Total debt securities..............................................     38,788       39,695        39,695
                                                                           ---------  ------------  -------------

EQUITY SECURITIES
  Common stocks:
    Banks, trusts and insurance companies................................      1,306        1,306         1,306
                                                                           ---------  ------------  -------------
      Total equity securities............................................        906        1,306         1,306
                                                                           ---------  ------------  -------------
Other long-term investments..............................................        108          108           108
Cash and short-term investments..........................................     23,141       23,141        23,141
                                                                           ---------  ------------  -------------
      Total cash and investments.........................................  $  63,343   $   64,250     $  64,250
                                                                           ---------  ------------  -------------
                                                                           ---------  ------------  -------------

------------------------

* These debt securities are classified as debt securities available for sale and are valued at market.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                                 BALANCE SHEET

                               AS OF DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
  Cash......................................................................................  $     395  $     263
  Investment in subsidiary companies*.......................................................     44,746     32,887
  Other investments.........................................................................      1,260        868
  Intercompany recoverables*................................................................      6,246      4,936
  Other assets..............................................................................      1,868      2,351
                                                                                              ---------  ---------
      Total assets..........................................................................  $  54,515  $  41,305
                                                                                              ---------  ---------

LIABILITIES
  Notes payable.............................................................................  $  13,550  $      --
  Intercompany payable*.....................................................................      2,240      1,550
  Other liabilities.........................................................................        437         11
                                                                                              ---------  ---------
    Total liabilities.......................................................................     16,227      1,561
                                                                                              ---------  ---------

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
  Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable,
    nonvoting, special preferred stock, redemption value $2,200.............................      2,200      2,200
  Issued and outstanding 50,000 shares of cumulative $0.625, convertible, redeemble,
    nonvoting, special preferred stock, redemption value $500...............................        500         --
                                                                                              ---------  ---------
    Total special stock.....................................................................      2,700      2,200
                                                                                              ---------  ---------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value, authorized 17,500,000 shares in 1998 and 12,500,000 shares in
    1997, issued and outstanding 7,773,075 and 7,730,725 shares in 1998 and 1997,
    respectively............................................................................      7,773      7,731
  Additional paid-in-capital................................................................     61,861     61,665
  Accumulated other comprehensive income....................................................        907         47
  Accumulated deficit.......................................................................    (34,953)   (31,899)
                                                                                              ---------  ---------
    Total shareholders' equity..............................................................     35,588     37,544
                                                                                              ---------  ---------
      Total liabilities and shareholders' equity............................................  $  54,515  $  41,305
                                                                                              ---------  ---------
                                                                                              ---------  ---------

* Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements

     SCHEDULE II (CONTINUED)- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                               AS OF DECEMBER 31,

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Total revenue.......................................................................  $   1,866  $     177  $     191
Expenses:
  Interest..........................................................................        831         99         90
  Other.............................................................................      1,115         37         17
                                                                                      ---------  ---------  ---------
  Total expenses....................................................................      1,946        136        107
                                                                                      ---------  ---------  ---------
Income (loss) before equity in undistributed (loss) income of subsidiaries..........        (80)        41         84
Tax benefit.........................................................................        (85)       (18)        (1)
                                                                                      ---------  ---------  ---------
Income before equity in undistributed (loss) income of subsidiary...................          5         59         85
Equity in undistributed (loss) income of subsidiary companies*......................     (2,899)     3,944      5,091
                                                                                      ---------  ---------  ---------
  Net (loss) income.................................................................  $  (2,894) $   4,003  $   5,176
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Basic earning per share.............................................................  $   (0.39) $    0.57  $    1.05
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Diluted earnings per share..........................................................  $   (0.39) $    0.55  $    0.94
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    * Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,

                                 (IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Common stock outstanding:
  Beginning of year...........................................................  $    7,731  $    6,168  $    4,193
  Stock issued in connection with offering....................................          --       1,428          --
  Stock issued under benefit and stock option plans...........................          42         135           4
  Stock issued in connection with capital contributions.......................          --          --       1,971
                                                                                ----------  ----------  ----------
  End of year.................................................................  $    7,773  $    7,731  $    6,168
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Additional paid-in capital:
  Beginning of year...........................................................  $   61,665  $   54,050  $   46,660
  Stock issued in connection with offering....................................          --       7,175          --
  Stock issued under benefit and stock option plans, net of repurchase........         196         440          21
  Stock issued in connection with capital contributions.......................          --          --       7,369
                                                                                ----------  ----------  ----------
  End of year.................................................................  $   61,861  $   61,665  $   54,050
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Accumulated other comprehensive income
  Beginning of year...........................................................  $       47  $     (536) $      401
  Change during the year......................................................         860         583        (937)
                                                                                ----------  ----------  ----------
  End of year.................................................................  $      907  $       47  $     (536)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Accumulated deficit:
  Beginning of year...........................................................  $  (31,899) $  (35,891) $  (41,067)
  Net (loss) income for the year..............................................      (2,894)      4,003       5,176
  Preferred stock dividend....................................................        (160)        (11)         --
                                                                                ----------  ----------  ----------
  End of year.................................................................  $  (34,953) $  (31,899) $  (35,891)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
      Total shareholders' equity..............................................  $   35,588  $   37,544  $   23,791
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                               AS OF DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                      1998       1997       1996
                                                                                   ----------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income..............................................................  $   (2,894) $   4,003  $   5,176
                                                                                   ----------  ---------  ---------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Equity in undistributed loss (income) of subsidiaries..........................       2,507     (3,944)    (5,091)
  Changes in assets and liabilities:
    Other (net)..................................................................      (2,507)    (3,649)      (476)
                                                                                   ----------  ---------  ---------
      Total adjustments..........................................................          --     (7,593)    (5,567)
                                                                                   ----------  ---------  ---------
  Net cash used in operating activities..........................................      (2,894)    (3,590)      (391)
                                                                                   ----------  ---------  ---------

Cash flows from investing activities:
  Contributions of capital to subsidiaries.......................................      (9,812)    (1,653)    (6,288)
  Cost of investments acquired...................................................        (300)    (1,054)        --
                                                                                   ----------  ---------  ---------
  Net cash (used in) investing activities........................................     (10,112)    (2,707)    (6,288)
                                                                                   ----------  ---------  ---------

Cash flows from financing activities:
  Issuance of capital stock......................................................         238      9,178      9,349
  Issuance of debt, net of repayments............................................      13,060     (2,849)    (2,476)
  Dividends paid.................................................................        (160)        --         --
                                                                                   ----------  ---------  ---------
  Net cash provided by financing activities......................................      13,138      6,329      6,873
                                                                                   ----------  ---------  ---------
  Net increase in cash and short term investments................................         132         32        194
  Cash and short term investments, beginning of year.............................         263        231         37
                                                                                   ----------  ---------  ---------
  Cash and short term investments, end of year...................................  $      395  $     263  $     231
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

Supplemental cash flow information:
  Income taxes recovered from subsidiaries.......................................  $    1,493  $       1  $      77
  Interest paid..................................................................         754         --        271
Noncash investing activities:
  Issuance of debt...............................................................  $   (2,700) $  (2,200) $      --
  Issuance of preferred stock....................................................        (500)        --         --
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
  Stock issued for consulting services/compensation..............................  $       --  $      81  $      16
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                               FUTURE
                                               POLICY                            NET                    AMORTIZATION
                                              BENEFITS                        INVESTMENT   BENEFITS,         OF
                                 DEFERRED      LOSSES,                        INCOME(1)     CLAIMS,       DEFERRED
                                  POLICY       CLAIMS                         AND OTHER       AND          POLICY         OTHER
                                ACQUISITION   AND LOSS    UNEARNED   PREMIUM   INTEREST    SETTLEMENT   ACQUISITION     OPERATING
SEGMENT                            COSTS      EXPENSES    PREMIUMS   REVENUE    INCOME      EXPENSES       COSTS       EXPENSES(1)
------------------------------  -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
Year ended December 31, 1998
Property and casualty
  insurance...................    $2,472      $ 119,976   $72,538    $22,762    $  564      $25,269       $10,222        $(4,584)
Credit life insurance.........        --             20        22        13        296          (46)           15             61
Commission and service
  activities..................        --             --        --        --      3,785           --            --         51,130
Other.........................        --             --        --        --         --           --            --            201
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
    Total.....................    $2,472      $ 119,996   $72,560    $22,775    $4,645      $25,223       $10,237        $46,808
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
Year ended December 31, 1997
Property and casualty
  insurance...................    $1,565      $ 114,770   $54,341    $6,580     $  472      $ 8,840       $ 1,305        $(4,036)
Credit life insurance.........        15            117        41       156        248           70           (98)            55
Commission and service
  activities..................        --             --        --        --      3,167           --            --         45,005
Other.........................        --             --        --        --         --           --            --             90
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
    Total.....................    $1,580      $ 114,887   $54,382    $6,736     $3,887      $ 8,910       $ 1,207        $41,114
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
Year ended December 31, 1996
Property and casualty
  insurance...................    $   --      $ 132,152   $47,498    $7,186     $  482      $11,814       $ 1,580        $    58
Credit life insurance.........        96            145       194       478        270          203          (207)            74
Commission and service
  activities..................        --             --        --        --      3,055           --            --         38,882
Other.........................        --             --        --        --         --           --            --             --
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
    Total.....................    $   96      $ 132,297   $47,692    $7,664     $3,807      $12,017       $ 1,373        $39,014
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------
                                -----------   ---------   --------   -------  ----------   ----------   ------------   -----------

                               PREMIUMS
SEGMENT                        WRITTEN
------------------------------ --------
Year ended December 31, 1998
Property and casualty
  insurance................... $32,226
                               --------
                               --------
Credit life insurance.........
Commission and service
  activities..................
Other.........................
    Total.....................
Year ended December 31, 1997
Property and casualty
  insurance................... $ 6,626
                               --------
                               --------
Credit life insurance.........
Commission and service
  activities..................
Other.........................
    Total.....................
Year ended December 31, 1996
Property and casualty
  insurance................... $ 6,666
                               --------
                               --------
Credit life insurance.........
Commission and service
  activities..................
Other.........................
    Total.....................

------------------------

(1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                                 (IN THOUSANDS)

                                                                                                     PERCENTAGE OF
                                                                        ASSUMED FROM                    AMOUNT
                                              GROSS     CEDED TO OTHER      OTHER                     ASSUMED TO
YEAR ENDED DECEMBER 31, 1998                 AMOUNT*      COMPANIES       COMPANIES    NET AMOUNT     NET AMOUNT
------------------------------------------  ----------  --------------  -------------  -----------  ---------------
Credit life insurance in force............  $      489   $         --     $      --     $     489            0.0%
                                            ----------  --------------       ------    -----------           ---
                                            ----------  --------------       ------    -----------           ---
Premiums earned:
  Property/casualty insurance.............  $  163,485   $    147,643     $   6,920     $  22,762           30.4%
  Credit life insurance...................          13             --            --            13             --
  Accident/health insurance...............          --             --            --            --             --
                                            ----------  --------------       ------    -----------
    Total.................................  $  163,498   $    147,643     $   6,920     $  22,775
                                            ----------  --------------       ------    -----------
                                            ----------  --------------       ------    -----------
YEAR ENDED DECEMBER 31, 1997
------------------------------------------
Credit life insurance in force............  $    1,466   $         --     $      --     $   1,466            0.0%
                                            ----------  --------------       ------    -----------           ---
                                            ----------  --------------       ------    -----------           ---
Premiums earned:
  Property/casualty insurance.............  $  109,277   $    108,226     $   5,529     $   6,580           84.0%
  Credit life insurance...................          51             --            --            51             --
  Accident/health insurance...............         105             --            --           105             --
                                            ----------  --------------       ------    -----------
Total.....................................  $  109,433   $    108,226     $   5,529     $   6,736
                                            ----------  --------------       ------    -----------
                                            ----------  --------------       ------    -----------
YEAR ENDED DECEMBER 31, 1996
------------------------------------------
Credit life insurance in force............  $    5,908   $         --     $      --     $   5,908            0.0%
                                            ----------  --------------       ------    -----------           ---
                                            ----------  --------------       ------    -----------           ---
Premiums earned:
  Property/casualty insurance.............  $  105,212   $    103,845     $   5,819     $   7,186           81.0%
  Credit life insurance...................         265             (1)           --           266             --
  Accident/health insurance...............         211             (1)           --           212             --
                                            ----------  --------------       ------    -----------
    Total.................................  $  105,688   $    103,843     $   5,819     $   7,664
                                            ----------  --------------       ------    -----------
                                            ----------  --------------       ------    -----------

* Includes amount written as designated carrier for two state sponsored automobile facilities, a homeowners' residual market and the WYO National Flood Insurance Program.

                         THE SEIBELS BRUCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                   BALANCE AT
                                                                  BEGINNING OF                             BALANCE AT
DESCRIPTION                                                           YEAR        ADDITIONS   DEDUCTIONS   END OF YEAR
----------------------------------------------------------------  -------------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1998
----------------------------------------------------------------
Allowance for uncollectable:

  Agents' balances receivable...................................    $     957     $   2,885*   $   1,148    $   2,694
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------
  Other receivable..............................................    $      63            --           63           --
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------
  Premium notes receivable......................................    $     301     $      15    $      75    $     241
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------

YEAR ENDED DECEMBER 31, 1997
----------------------------------------------------------------
Allowance for uncollectable:

  Agents' balances receivable...................................    $     669     $   2,016    $   1,728    $     957
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------
  Other receivable..............................................    $      79     $      29    $      45    $      63
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------
  Premium notes receivable......................................    $      75     $     226    $      --    $     301
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------

YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------
Allowance for uncollectable:

  Agents' balances receivable...................................    $      70     $     738    $     139    $     669
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------
  Other receivable..............................................    $      79     $      --    $      --    $      79
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------
  Premium notes receivable......................................    $      75     $      --    $      --    $      75
                                                                        -----    -----------  -----------  -----------
                                                                        -----    -----------  -----------  -----------

------------------------

*   Includes $1,889 acquired with the purchase of Graward.

                         THE SEIBELS BRUCE GROUP, INC.

  SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
                                   OPERATIONS

                                 (IN THOUSANDS)

                                                                                                             CLAIMS AND CLAIM
                                                                                                                ADJUSTMENT
                                               RESERVES                                           NET            EXPENSES
                                              FOR UNPAID                                       INVESTMENT    INCURRED RELATED
                                 DEFERRED       CLAIMS      DISCOUNT,                          INCOME AND          TO:
                                  POLICY      AND CLAIM      IF ANY,                             OTHER      ------------------
                                ACQUISITION   ADJUSTMENT   DEDUCTED IN   UNEARNED    EARNED     INTEREST    CURRENT     PRIOR
                                   COSTS       EXPENSES     COLUMN C*    PREMIUMS   PREMIUMS     INCOME       YEAR      YEARS
                                -----------   ----------   -----------   --------   --------   ----------   --------   -------
Affiliation with Registrant
  Company and consolidated
  subsidiaries
Year Ended December 31, 1998..    $2,472       $119,976        $--       $72,538    $22,762      $4,349     $24,450    $   819
                                -----------   ----------       ---       --------   --------   ----------   --------   -------
                                -----------   ----------       ---       --------   --------   ----------   --------   -------
Year Ended December 31, 1997..    $1,565       $114,770        $--       $54,341    $ 6,580      $3,639     $12,202    $(3,362)
                                -----------   ----------       ---       --------   --------   ----------   --------   -------
                                -----------   ----------       ---       --------   --------   ----------   --------   -------
Year Ended December 31, 1996..    $   --       $132,152        $--       $47,498    $ 7,186      $3,537     $10,697    $ 1,117
                                -----------   ----------       ---       --------   --------   ----------   --------   -------
                                -----------   ----------       ---       --------   --------   ----------   --------   -------


                               AMORTIZATION
                               OF DEFERRED    PAID CLAIMS
                                  POLICY       AND CLAIM
                               ACQUISITION    ADJUSTMENT    PREMIUMS
                                  COSTS        EXPENSES     WRITTEN
                               ------------   -----------   --------
Affiliation with Registrant
  Company and consolidated
  subsidiaries
Year Ended December 31, 1998..   $10,252        $28,101     $32,226
                               ------------   -----------   --------
                               ------------   -----------   --------
Year Ended December 31, 1997..   $ 1,305        $19,768     $ 6,626
                               ------------   -----------   --------
                               ------------   -----------   --------
Year Ended December 31, 1996..   $ 1,580        $25,418     $ 6,666
                               ------------   -----------   --------
                               ------------   -----------   --------

------------------------

*   The Company does not discount loss and LAE reserves.