Form 10-Q
period 1999-03-31
SEIBELS BRUCE GROUP INC
filed 1999-05-17
CIK 276380

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended MARCH 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                          Commission file number 0-8804

                          THE SEIBELS BRUCE GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

SOUTH CAROLINA                                                 57-0672136
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

1501 LADY STREET (PO BOX 1), COLUMBIA, SC                          29201(2)
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (803) 748-2000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,778,705 SHARES OF COMMON STOCK, $1 PAR VALUE, AT MAY 4, 1999.

                          ITEM 1. FINANCIAL STATEMENTS
                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollars shown in thousands)

                                                                                     (Unaudited)
                                                                                       March 31,    December 31,
                                                                                         1999         1998
                                                                                     -----------    ------------
ASSETS
Investments:
 Debt securities, available-for-sale, at market (cost of $39,990
  in 1999 and $38,788 in 1998)                                                        $  40,400    $  39,695
 Equity securities, at market (cost of $1,287 in 1999 and $1,306 in 1998)                 1,305        1,306
 Cash and short-term investments                                                         21,751       23,141
 Other long-term investments                                                              3,082          108
                                                                                      ---------    ---------
  Total cash and investments                                                             66,538       64,250
Accrued investment income                                                                   586          880
Premiums and agents' balances receivable, net                                            11,650       14,728
Premium notes receivable                                                                  4,616        4,606
Reinsurance recoverable on paid losses and loss adjustment expense                       33,961       29,972
Reinsurance recoverable on unpaid losses and loss adjustment expense                     77,477       83,654
Property and equipment, net                                                               6,368        6,028
Prepaid reinsurance premiums - ceded business                                            66,181       59,619
Deferred policy acquisition costs                                                         2,453        2,472
Goodwill                                                                                 20,773       20,892
Other assets                                                                              6,354        8,462
                                                                                      ---------    ---------
   Total assets                                                                       $ 296,957    $ 295,563
                                                                                      ---------    ---------
                                                                                      ---------    ---------

LIABILITIES
Losses and loss adjustment expenses:
 Reported and estimated losses and claims - retained business                         $  28,420    $  28,950
                                          - ceded business                               69,537       74,746
 Adjustment expenses - retained business                                                  6,960        7,372
                     - ceded business                                                     7,940        8,908
Unearned premiums:
 Property and casualty - retained business                                               11,071       12,919
                       - ceded business                                                  66,181       59,619
 Credit life                                                                                 22           22
Balances due other insurance companies                                                   42,713       39,024
Debt                                                                                     15,934       16,250
Current income taxes payable                                                                 21         --
Other liabilities and deferred items                                                      8,476        9,465
                                                                                      ---------    ---------
   Total liabilities                                                                    257,275      257,275
                                                                                      ---------    ---------
COMMITMENTS  AND  CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable,
 nonvoting, special preferred stock, redemption value $2,200                              2,200        2,200
Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable
 nonvoting, special preferred stock, redemption value $500                                  500          500
                                                                                      ---------    ---------
  Total special stock                                                                     2,700        2,700
                                                                                      ---------    ---------
SHAREHOLDERS'  EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in 1999 and
 1998, issued and outstanding 7,773,075 shares in 1999 and 1998                           7,773        7,773
Additional paid-in-capital                                                               61,861       61,861
Accumulated other comprehensive income                                                      428          907
Accumulated deficit                                                                     (33,080)     (34,953)
                                                                                      ---------    ---------
  Total shareholders' equity                                                             36,982       35,588
                                                                                      ---------    ---------
  Total liabilities and shareholders' equity                                          $ 296,957    $ 295,563
                                                                                      ---------    ---------
                                                                                      ---------    ---------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For The Three Months Ended March 31,
                          (Amounts shown in thousands)
                                   (Unaudited)




                                                                                1999        1998 (1)
                                                                                ----        --------

Commission & service income                                                   $ 12,425    $ 11,820
Premiums earned                                                                 10,530       2,705
Net investment income                                                              745         716
Other interest income                                                              343         232
Realized losses                                                                   --           (25)
Other income                                                                     1,183         429
                                                                              --------    --------
                    Total revenue                                               25,226      15,877
                                                                              --------    --------
Expenses:
      Losses & loss adjustment expenses                                          7,549       3,601
      Policy acquisition costs                                                   2,107       1,962
      Interest expense                                                             276         106
      Other operating costs & expenses                                          13,318      10,745
                                                                              --------    --------
                    Total expenses                                              23,250      16,414
                                                                              --------    --------
Income (loss) from operations, before provision for
   income taxes and effect of change in accounting principle                     1,976        (537)

Provision for income taxes                                                         (61)          0
                                                                              --------    --------
Income (loss) before effect of change in accounting principle                    1,915        (537)

Effect of change in accounting principle                                          --          (601)
                                                                              --------    --------
Net income (loss)                                                                1,915      (1,138)

Other Comprehensive Income
 Change in value of marketable securities, less reclassification adjustment
   of $0 and $3 for losses included in net income in 1999 and 1998                (479)         (7)
                                                                              --------    --------
Comprehensive net income (loss)                                               $  1,436    $ (1,145)
                                                                              --------    --------
                                                                              --------    --------
Basic earnings per share before change in accounting principle:
     Net income (loss)                                                        $   0.25    $  (0.07)
     Weighted average shares outstanding                                         7,773       7,746

Diluted earnings per share before change in accounting principle:
     Net income (loss)                                                        $   0.25    $  (0.07)
     Weighted average shares outstanding                                         7,774       7,746

Basic earnings per share after change in accounting principle:
     Net income (loss)                                                        $   0.25    $  (0.15)
     Weighted average shares outstanding                                         7,773       7,746

Diluted earnings per share after change in accounting principle:
     Net income (loss)                                                        $   0.25    $  (0.15)
     Weighted average shares outstanding                                         7,774       7,746


(1) Reclassified.  See Note 1 of the Notes to Consolidated Financial Statements

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For The Three Months Ended March 31,
                          (Amounts shown in thousands)
                                   (Unaudited)


                                                                1999       1998
                                                                ----       ----
Cash flows from operating activities:
 Net income (loss)                                          $  1,915    $ (1,138)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
 Equity in earnings of unconsolidated subsidiary                 (28)        (13)
 Depreciation and amortization                                   597         261
 Realized losses                                                   0          25
 Net change in assets and liabilities affecting
  cash flows from operating activities                         1,423      (3,044)
                                                            --------    --------
Net cash provided by (used in) operating activities            3,907      (3,909)
                                                            --------    --------
Cash flows from investing activities:
 Proceeds from investments sold or matured                     1,414      13,133
 Cost of investments acquired                                 (5,569)    (12,595)
 Issuance of premium notes receivable, net of collections        (10)       (565)
 Proceeds from property and equipment sold                         0           6
 Purchase of property and equipment                             (774)        (36)
                                                            --------    --------
Net cash used in investing activities                         (4,939)        (57)
                                                            --------    --------
Cash flows from financing activities:
 Net (repayment) issuance of debts                              (316)      3,074
 Issuance of capital stock                                      --           231
 Dividends paid on special stock                                 (42)       --
 Cost of purchased subsidiary                                   --        (2,100)
                                                            --------    --------
Net cash (used in) provided by financing activities             (358)      1,205
                                                            --------    --------
Net decrease in cash and short term investments               (1,390)     (2,761)
Cash and short term investments, January 1                    23,141       8,922
                                                            --------    --------
Cash and short term investments, March 31                   $ 21,751    $  6,161
                                                            --------    --------
                                                            --------    --------
Supplemental cash flow information:
 Interest paid                                              $    334    $     70
 Income taxes paid                                                11          --
                                                            --------    --------
                                                            --------    --------
Noncash investing activities:
 Acquisitions:
 Cash paid                                                  $     --    $ (2,100)
 Preferred stock issued                                           --        (500)
 Assets acquired, at estimated fair value                         --         335
                                                            --------    --------
 Goodwill                                                   $     --    $ (2,265)
                                                            --------    --------
                                                            --------    --------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  ACQUISITIONS

Effective March 31, 1998, the Company acquired America's Flood Services, Inc. ("AFS") for $2,600,000, consisting of $2,100,000 in cash and $500,000 in
Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $2.3 million. AFS provides flood zone determinations, flood insurance, and flood compliance tracking.

Effective May 1, 1998, the Company acquired Graward General Companies, Inc. ("Graward") for a tentative purchase price of $10,250,000, consisting of $7,550,000 in cash and $2,700,000 in Convertible Subordinated Promissory Notes. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $16.2 million. The Company has delivered to the sellers of Graward a final balance sheet as required under the purchase agreement. The final balance sheet identified significant purchase price adjustments which the Company believes are valid reductions in the resolution of the purchase price and expects an eventual reduction in the purchase price and a resulting reduction in the goodwill recorded above. As of the date of acquisition, Graward processed approximately $60,000,000 of nonstandard automobile insurance premiums on an annual basis and acted as a managing general agent for another insurance company until April 30, 1998. Graward now processes this business on the behalf of three of the Company's subsidiaries.

NOTE 3.  DEBT

On May 1, 1998, in connection with the Graward acquisitions, the Company issued subordinated convertible notes (the "Notes") with a principal amount of $2.7 million. The Notes bear interest at a rate equal to 5% per annum. The entire principal amount due under the Notes is payable in full on December 31, 2004, provided however, that if certain outstanding debt is paid in full and upon 60 days prior written notice, the Notes will become payable six months after such debt is paid in full provided, however, that in no event will the Notes become payable earlier than April 1, 2003. At the election of the holder of the Notes, the Notes may be converted into 300,000 shares of Common Stock on the maturity date, provided, however, that notice has been given of such election at any time on or after the 45th day prior to the maturity date of the Notes up to but not including the 15th day prior to the maturity date. Interest accruals and payments on the Notes were suspended after the delivery of the final balance sheet.

On March 31, 1998, the Company entered into a $15,000,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999. The final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of March 31, 1999 and December 31, 1998 was 7.75% and 8.3125%, respectively. The Facility is secured by a lien on the assets of the Company. As of March 31, 1999 and December 31, 1998, the outstanding balance under the Facility was $13,233,878 and 13,550,000 respectively.

The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of March 31, 1999, the Company was either in compliance, or obtained waivers of noncompliance for all covenants. Management is of the opinion that it will maintain compliance with the covenants.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                             March 31,   December 31,
FINANCIAL CONDITION           1999         1998
                              ----         ----

Total cash and investments   $ 66,538   $ 64,250

Total assets                  296,957    295,563

Total liabilities             257,275    257,275

Special stock                   2,700      2,700

Shareholders' equity           36,982     35,588
         Per share               4.76       4.58




RESULTS OF OPERATIONS                                                           THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                     1999       1998 (1)
                                                                                     ----       --------

Commission & service income                                                       $ 12,425    $ 11,820
Premiums earned                                                                     10,530       2,705
Net investment income                                                                  745         716
Other interest income                                                                  343         232
Realized gains                                                                        --           (25)
Other income                                                                         1,183         429
                                                                                  --------    --------
   Total revenue                                                                    25,226      15,877
                                                                                  --------    --------
Income (loss) from operations, before provision for
 income taxes and effect of change in accounting principle                           1,976        (537)

Provision for income taxes                                                             (61)          0
                                                                                  --------    --------
Income (loss) before effect of change in accounting principle                        1,915        (537)

Effect of change in accounting principle                                              --          (601)
                                                                                  --------    --------
Net income (loss)                                                                 $  1,915    $ (1,138)
                                                                                  --------    --------
Weighted average shares outstanding                                                  7,773       7,746

(1) Reclassified.  See Note 1 of the Notes to Consolidated Financial Statements


                                    OVERVIEW
                          (Dollars shown in thousands)

Total revenues for the three-month period increased 58.9% over the same period last year. This increase is primarily due to increased premium volume and fee income contributed by recent acquisitions. The income of $1,976 for the three months ended March 31, 1999, before provision for income taxes and before change in accounting principle, represents a $2,513 increase over the corresponding period in 1998. Included in the current quarter is income of $659 related to ceding commissions on the portfolio transfer of unearned premiums under a 90% Quota Share Reinsurance Agreement effective March 31, 1999 on the Company's commercial book of business.

                              RESULTS OF OPERATIONS
                          (Dollars shown in thousands)

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

COMMISSION & SERVICE INCOME

Commission and service income increased $605 or 5.1%, to $12,425 for the three months ended March 31, 1999 from $11,820 for the three months ended March 31, 1998. The 1998 acquisitions, AFS and Graward, caused an increase in commission and service income. These companies added $697 and $1,091, respectively for the three months ended March 31, 1999. The Company also added a second tier nonstandard automobile program in North Carolina in the second half of 1998. It generated $574 in commission and service income in the first three months of 1999. The increase in commission and service income from the second tier program, AFS and Graward was offset by decreased activity in the South Carolina Reinsurance Facility ("SC Facility") premium-based fees and a decrease in fees generated by the former managing general agency relationship in the Company's commercial lines business unit, which ceased to operate on a fee income basis after February 1, 1998.

The SC Facility is currently being phased out and the new South Carolina Associated Auto Insurers Plan ("SCAAIP") is intended to take its place. Effective March 1, 1999, no new policies may be ceded to the SC Facility, and no voluntary renewals may be ceded to the SC Facility after September 1999. Designated agents are able to renew in the SC Facility through 2001. The new SCAAIP will provide insurance to drivers unable to obtain coverage in the voluntary market. The rates in the SCAAIP are expected to be approximately 150% of the SC Facility rates. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date. The Company believes that this activity will increase after renewals cease in the SC Facility. The Company also expects to attract certain of these policyholders by offering attractive rates somewhat below the SCAAIP rates.

PREMIUMS EARNED

Net premiums earned increased $7,825 or 289.3%, to $10,530 for the three months ended March 31, 1999 from $2,705 for the three months ended March 31, 1998. The South Carolina automobile business unit contributed $3,321 or 31.5% of the 1999 earned premium. This is an increase of $2,969, or 843.5 %, over the $352 earned in the first quarter of 1998. Universal Insurance Company contributed $2,526 or 24.0% of the 1999 earned premiums, an increase of $526, or 26.3%, above the $2,000 earned in the first three months of 1998. Business written through Graward, which was acquired on May 1, 1998, generated $1,825 or 17.3% of the earned premium. The Company's North Carolina second tier program provided $595, or 5.7% of 1999 earned premium.

The commercial business unit, which began to retain risk in February 1998 contributed $2,176 or 20.7% of the 1999 earned premium. This is an increase of $2,063, or 1,825.7%, over the $113 earned in the first quarter of 1998. Effective March 31, 1999, the Company entered into a 90% Quota Share Reinsurance arrangement to reinsure its commercial book of business. Earned premiums in succeeding quarters will be approximately 10% of those realized in the first quarter of 1999. The Company believes that this arrangement will allow it to continue to offer commercial lines as a complementary product to its automobile and flood product lines while limiting the risk to shareholder's equity.

The remaining 0.8% of 1999 earned premium came from all other operations.

NET INVESTMENT AND INTEREST INCOME

Net investment and other interest income increased $140 or 14.8%, to $1,088 for the three months ended March 31, 1999 from $948 for the three months ended March 31, 1998. Effective January 1, 1999, the Company entered into an arrangement with an asset manager to handle the Company's investment portfolio. The Company believes that it will realize more efficient portfolio management and greater income potential through this arrangement.

REALIZED GAINS ON INVESTMENTS

There were no realized gains on investments for the three months ended March 31, 1999 compared to a loss of $25 for the three months ended March 31, 1998.

OTHER INCOME

Other income was $1,183 and $429 for the three months ended March 31, 1999 and 1998, respectively. The increase is due to policy fee revenue generated by Graward.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses increased $3,948 or 109.6% to $7,549 for the three months ended March 31, 1999 from $3,601 for the three months ended March 31, 1998. The increase in loss and loss adjustment expenses in 1999 corresponds to the increased activity in all risk operations over the same period last year. The Company's exposure on any commercial loss occurring on or after April 1, 1999 will be limited to 10% of incurred loss and expense up to a maximum of $100 per claim. The commercial business unit generated $454 in incurred losses and expenses for the first quarter of 1999 compared to $112 for the first quarter of 1998.

POLICY ACQUISITION COSTS

During the three months ended March 31, 1999, $2,966 of policy acquisition costs were expensed and $859 were deferred while during the same period in 1998, $2,767 were expensed and $805 were deferred. Of the $2,966 policy acquisition costs expensed in the first quarter of 1999, $878 relate to costs previously deferred on the Company's commercial book of business. These costs must now be expensed due to the Company's new 90% Quota Share Reinsurance Agreement.

INTEREST EXPENSE

Interest expense was $276 and $106 for the three months ended March 31, 1999 and 1998, respectively. The increase is due to the Company's acquisitions of AFS and Graward in March and May 1998, respectively, and the debt associated with those acquisitions. Interest expense on the $2.7 million Notes related to the Graward acquisition has been neither accrued, nor paid, due to the current purchase price arbitration.

OTHER OPERATING COSTS AND EXPENSES

Other operating costs and expenses increased $2,573, or 23.9%, to $13,318 for the three months ended March 31, 1999 from $10,745 for the three months ended March 31, 1998. Salaries and fringe benefits for the Company included in other operating costs and expenses including the acquisitions were $4,528 and $3,149 for the three months ended March 31, 1999 and 1998, respectively. Bad debt expense included in other operating costs and expenses increased to $960 from $412 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase is due to the Company's increase in premium writings for nonstandard automobile, which generates a higher percentage of bad debt. Premium tax expense increased to $983 from $605 due to an increase in premiums written for the three months ended March 31, 1999 compared to the same period in 1998. Agent commissions included in other operating costs and expenses were $2,495 and $3,225 for the three months ended March 31, 1999 and 1998, respectively. The reduction in agents' commissions is due to the fact that the Company is now writing retained risk business and a greater portion of the agents' commission expense is now also allocated to policy acquisition costs. The remainder of the increase is spread across several expense classifications and is due to expenses generated by the acquisitions.

                         LIQUIDITY AND CAPITAL RESOURCES
                          (Dollars shown in thousands)

Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales and maturities of investments. Principal uses of cash are payments of claims, principal and interest payments on debt, operating expenses, and purchases of investments. Cash outflows can be variable because of the uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

Net cash provided by operating activities totaled $3,907. Net change in assets and liabilities provided $1,423 of cash in operating activities. The net change in assets and liabilities is impacted by changes of $1,848 in unearned premiums on retained business, $3,689 in an increase in balances due other insurance companies, and a $3,078 decrease in premium and agents' balances receivable which are related to the Company's continued growth in the retained risk business, the Company's new 90% Quota Share Agreement and increased collections of premium and agents' balances.

Investing activities used cash in the amount of $4,939 primarily due to the cost of investments acquired relating primarily to the new SCAAIP contract and the purchase of processing and office equipment previously leased. Net cash used in financing activities totaled $358 and related primarily to repayment of debt principal.

                              YEAR 2000 COMPLIANCE

In 1997, The Seibels Bruce Group, Inc. initiated a company-wide program (the "Compliance Program") to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment to properly recognize the Year 2000 in order that the Company will not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program is actively in place to review all arrangements with third party vendors as well as non IT providers with which the Company does business.

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

THE STATUS OF THE ABOVE BUSINESS RISKS IS AS FOLLOWS:

In regard to internal systems, the Compliance Program calls for full conformity to meet all internal policy expiration dates. Work on the Compliance Program began in 1997 since the Company issues three-year commercial policies. All other internal systems processing policies with expiration dates of shorter terms of one year and of six months are currently on target for completion to process all policy contract obligations. Remediation has been completed on the Company's Nashville, Tennessee system and it has been issuing policies with expiration dates beyond the year 2000 since November 30, 1998. The Company believes that its Columbia, South Carolina processing system has been fully compliant since mid December 1998 and the Company has been issuing policies with expiration dates beyond the year 2000 on that system since that time. The processing system in Winston-Salem, North Carolina has been remediated and is currently in the testing phase. The Company has until May 15, 1999 to complete the process before it would have an impact on its operations. The Company believes that it will meet this date.

With regard to the third party vendor, which processes the Company's flood policies, processing systems; the Company has reviewed the compliance status of this company. The vendor has been processing three-year policy contracts beginning in 1997 on a Year 2000 compliant basis and is currently on target to process policies of shorter terms. This company has completed remediation and is currently in the testing phase. Testing is scheduled to run through the end of the second quarter 1999 and the remediated software is scheduled to move into production on July 1, 1999. The Company's overall Year 2000 plan includes procedures for assessing all third party vendors. While not processing policies on their systems, the Company must submit statistical data to several reporting bureaus, which, if not Year 2000 compliant, could impede the Company's ability to collect funds owed to it by the agencies for which these bureaus collect data. The largest of these bureaus believes that it has been compliant since June, 1998 and the other government agency bureau is not issuing any statements as to its readiness. The Company has no plans to conduct independent testing of these bureaus. The Company is also in the process of surveying all of its major reinsurers to evaluate their Year 2000 compliance.

In accordance with the Compliance Program, the Company expects to complete an upgrade of its phone system by August 1, 1999. This date is two months later than originally planned due to the Company's decision to put the equipment contract out for competitive bid and the subsequent scheduling of the contractor. Work on any other equipment that is not Year 2000 compliant is scheduled to be completed by October 1, 1999. An inventory has been taken of all software, equipment and facilities related items that may be date sensitive, such as elevators, alarm systems and heating and cooling systems, and a log is kept showing the Year 2000 compliance status. The Company anticipates successful remediation in accordance with the Compliance Plan.

The Company expects to spend between $850,000 and $1,100,000 on Year 2000 compliance covering both external and internal costs through out the remediation process, of which a significant portion, approximately $650,000, was allocated as an expense in 1998. This is an increase in the estimate from year-end of approximately $100,000. The increase is related to lease expenses the Company will incur related to telephone equipment in its Winston-Salem, North Carolina location. Of the 1998 portion of such expenses, approximately $520,000 was paid to outside providers. The Company also spent approximately $25,000 in 1997. All charges in 1998 were to modify software; all 1997 charges were paid to consultants to identify Year 2000 issues.

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification against the Company pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium Service Corporation of Columbia ("Premium"), the Company and Norwest. The indemnification claim relates to certain loans, which later were discovered to be incorrectly recorded as realizable assets. Management believes the Company has no liability in the case.

Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe Catawba has basis for non-payment of such amounts.

On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the stock purchase agreement for the Graward acquisition, the Company identified certain purchase price adjustments which it believes were know to certain of the sellers, but were not disclosed to the Company during its due diligence process. The stock purchase agreement with Graward provides methods for resolving the differences as to the appropriate adjustments to the final balance sheet. On December 7, 1998, the sellers notified the Company that they intended to submit to arbitration two matters currently in dispute between the parties. Management believes that the purchase price will be adjusted appropropriately under the purchase agreement.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE SEIBELS BRUCE GROUP, INC.
                                                     (Registrant)



Date:  MAY 17, 1999                 /s/R. THOMAS SAVAGE, JR.
       ---------------              --------------------------
                                    R. Thomas Savage, Jr.
                                    Acting President and Chief Executive Officer


Date:  MAY 17, 1999                 /s/MATTHEW P. MCCLURE
       ---------------              --------------------------
                                    Matthew P. McClure
                                    General Counsel and Corporate Secretary


Date:  MAY 17, 1999                 /s/ELIZABETH R. MONTS
       ---------------              --------------------------
                                    Elizabeth R. Monts
                                    Controller (Principal Accounting Officer)