Form 10-Q
period 1999-06-30
SEIBELS BRUCE GROUP INC
filed 1999-08-16
CIK 276380

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1999
                                       or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  ___________ to   ___________

                          Commission file number 0-8804

                          THE SEIBELS BRUCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

SOUTH CAROLINA                                           57-0672136
--------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

1501 LADY STREET (PO BOX 1), COLUMBIA, SC                    29201(2)
-----------------------------------------            -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (803) 748-2000
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,780,415 shares of Common Stock, $1 par value, at August 13, 1999.

                          ITEM 1. FINANCIAL STATEMENTS
                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollars shown in thousands)

                                                                                            (Unaudited)
                                                                                             June 30,            December 31,
ASSETS                                                                                         1999                1998
                                                                                           -----------------   ----------------
Investments:
 Debt securities, available-for-sale, at market (cost of $35,938
  in 1999 and $38,788 in 1998)                                                                $      35,793      $      39,695
 Equity securities, at market (cost of $1,315 in 1999 and $1,306 in 1998)                             1,315              1,306
 Cash and short-term investments                                                                     20,724             23,141
 Other long-term investments                                                                              0                108
                                                                                           -----------------   ----------------
             Total cash and investments                                                              57,832             64,250

Accrued investment income                                                                               889                880
Premiums and agents' balances receivable, net                                                        10,866             14,728
Premium notes receivable                                                                              3,639              4,606
Reinsurance recoverable on paid losses and loss adjustment expenses                                  36,034             29,972
Reinsurance recoverable on unpaid losses and loss adjustment expenses                                74,030             83,654
Property and equipment, net                                                                           6,291              6,028
Prepaid reinsurance premiums - ceded business                                                        54,314             59,619
Deferred policy acquisition costs                                                                     4,099              2,472
Goodwill                                                                                             23,156             20,892
Other assets                                                                                          8,438              8,462
                                                                                           -----------------   ----------------
             Total assets                                                                     $     279,588      $     295,563
                                                                                           -----------------   ----------------
                                                                                           -----------------   ----------------

LIABILITIES
Losses and loss adjustment expenses:
  Reported and estimated losses and claims - retained business                                $      29,809      $      28,950
                                           - ceded business                                          66,795             74,746
  Adjustment expenses - retained business                                                             6,372              7,372
                      - ceded business                                                                7,235              8,908
Unearned premiums:
  Property and casualty - retained business                                                          20,451             12,919
                        - ceded business                                                             54,314             59,619
Balances due other insurance companies                                                               28,291             39,024
Debt                                                                                                 16,407             16,250
Other liabilities and deferred items                                                                 13,660              9,487
                                                                                           -----------------   ----------------
             Total liabilities                                                                      243,334            257,275
                                                                                           -----------------   ----------------

COMMITMENTS  AND  CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
  Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable,
    nonvoting, special preferred stock, redemption value $2,200                                       2,200              2,200
    Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable
    nonvoting, special preferred stock, redemption value $500                                           500                500
                                                                                           -----------------   ----------------
             Total special stock                                                                      2,700              2,700
                                                                                           -----------------   ----------------

SHAREHOLDERS'  EQUITY
 Common stock, $1 par value, authorized 17,500,000 shares, issued and
  outstanding 7,774,788 and 7,773,075 shares in 1999 and 1998, respectively                           7,775              7,773
 Additional paid-in-capital                                                                          61,866             61,861
 Accumulated other comprehensive income                                                               (145)                907
 Accumulated deficit                                                                               (35,942)           (34,953)
                                                                                           -----------------   ----------------
             Total shareholders' equity                                                              33,554             35,588
                                                                                           -----------------   ----------------
             Total liabilities and shareholders' equity                                       $     279,588      $     295,563
                                                                                           -----------------   ----------------
                                                                                           -----------------   ----------------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts shown in thousands, except per share amounts)
                                   (Unaudited)

                                                                                 Six Months Ended            Three Months Ended
                                                                                      June 30,                 June 30,
                                                                                  1999         1998           1999        1998
Premiums earned                                                                $ 22,759      $  6,970      $ 12,229      $  4,265
Commission & service income                                                      21,759        22,593         9,992        11,701
Net investment income                                                             2,059         2,351           971         1,389
Policy fees                                                                       1,444           806           660           574
Realized gains/(losses)                                                              11            (1)           11            23
Other income                                                                        728           879           329           450
                                                                               --------      --------      --------      --------
             Total revenue                                                       48,760        33,598        24,192        18,402
                                                                               --------      --------      --------      --------

Expenses:
 Losses & loss adjustment expenses                                               14,968         6,116         8,397         3,600
 Policy acquisition costs                                                         8,660         5,019         5,664         2,693
 Interest expense                                                                   610           378           368           272
 Other operating costs & expenses                                                25,404        22,373        12,620        11,588
 Restructuring charge                                                                 0           546             0           546
                                                                               --------      --------      --------      --------
             Total expenses                                                      49,642        34,432        27,049        18,699
                                                                               --------      --------      --------      --------

Loss from operations, before provision for
 income taxes and effect of change in accounting principle                         (882)         (834)       (2,857)         (297)

Provision (benefit) for income taxes                                                 23             0           (38)            0
                                                                               --------      --------      --------      --------
Loss before effect of change in accounting principle                               (905)         (834)       (2,819)         (297)

Effect of change in accounting principle                                              0          (601)            0             0
                                                                               --------      --------      --------      --------
Net loss                                                                           (905)       (1,435)       (2,819)         (297)

Other Comprehensive Income
 Change in value of marketable securities, less reclassification adjustment of $7 and $43 for gains included in net loss for the six months ended
  June 30, 1999 and 1998, respectively                                           (1,052)          145          (573)          152
                                                                               --------      --------      --------      --------
Comprehensive net loss                                                         $ (1,957)     $ (1,290)     $ (3,392)     $   (145)
                                                                               --------      --------      --------      --------
                                                                               --------      --------      --------      --------

Basic earnings per share before change in accounting principle:
 Net loss                                                                      $  (0.12)     $  (0.11)     $  (0.36)     $  (0.04)
 Weighted average shares outstanding                                              7,774         7,755         7,775         7,746

Diluted earnings per share before change in accounting principle:
 Net loss                                                                      $  (0.12)     $  (0.11)     $  (0.36)     $  (0.04)
 Weighted average shares outstanding                                              7,774         7,755         7,775         7,746

Basic earnings per share after change in accounting principle:
 Net loss                                                                      $  (0.12)     $  (0.19)     $  (0.36)     $  (0.04)
 Weighted average shares outstanding                                              7,774         7,755         7,775         7,746

Diluted earnings per share after change in accounting principle:
 Net loss                                                                      $  (0.12)     $  (0.19)     $  (0.36)     $  (0.04)
 Weighted average shares outstanding                                              7,774         7,755         7,775         7,746

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                  June 30,
                                                                           1999              1998
                                                                       -------------     -------------
Cash flows from operating activities:
 Net loss                                                                  $  (905)        $  (1,435)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
 Equity in earnings of unconsolidated subsidiary                               (56)             (144)
 Depreciation and amortization                                                1,346               637
 Realized (gains) losses                                                       (11)                 1
 Net change in assets and liabilities affecting
   cash flows from operating activities                                     (5,630)             1,946
                                                                       -------------     -------------
Net cash (used in) provided by operating activities                         (5,256)             1,005
                                                                       -------------     -------------

Cash flows from investing activities:
 Proceeds from investments sold or matured                                    8,438            15,671
 Cost of investments acquired                                               (5,468)          (18,610)
 Collections on (issuance of) premium notes receivable, net                     967             (664)
 Proceeds from property and equipment sold                                        3                 6
 Purchase of property and equipment                                         (1,181)             (364)
                                                                       -------------     -------------
Net provided by (used in) investing activities                                2,759           (3,961)
                                                                       -------------     -------------

Cash flows from financing activities:
 Net issuance of debt                                                           157            10,808
 Issuance of capital stock                                                        7                85
 Dividends paid on special stock                                               (84)             (110)
 Cost of purchased subsidiary                                                     0           (3,736)
                                                                       -------------     -------------
Net cash provided by financing activities                                        80             7,047
                                                                       -------------     -------------

Net (decrease) increase in cash and short term investments                  (2,417)             4,091
Cash and short term investments, January 1                                   23,141             8,922
                                                                       -------------     -------------
Cash and short term investments, June 30                                   $ 20,724         $  13,013
                                                                       -------------     -------------
                                                                       -------------     -------------
Supplemental cash flow information:
 Interest paid                                                                $ 649           $   340
 Income taxes paid                                                                0                 0
                                                                       -------------     -------------
                                                                       -------------     -------------

Noncash investing activities:
 Acquisitions -
  Cash paid                                                                  $    0         $ (9,650)
  Issuance of debt                                                                0           (2,700)
  Preferred stock issued                                                          0             (500)
  Assets acquired, at estimated fair value                                        0            22,671
  Liabilities assumed                                                             0          (28,106)
  Goodwill                                                                        0               335
                                                                       -------------     -------------
                                                                             $    0        $ (17,950)
                                                                       -------------     -------------
                                                                       -------------     -------------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars shown in thousands)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for fair presentation of results for such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in The Seibels Bruce Group, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  ACQUISITIONS

Effective May 1, 1998, the Company acquired Graward General Companies, Inc. ("Graward") for a tentative purchase price of $10,250, consisting of $7,550 in cash and $2,700 in Convertible Subordinated Promissory Notes. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $16.2 million. The Company has delivered to the sellers of Graward a final balance sheet as required under the purchase agreement (the "Final Balance Sheet"). The Final Balance Sheet identified significant purchase price adjustments which the Company believes are valid reductions of the purchase price and expects an eventual reduction in the purchase price and a resulting reduction in the goodwill recorded above. During the quarter ended June 30, 1999, an additional purchase price adjustment of $2,545 was identified. As with the other purchase price adjustments, the Company believes this additional adjustment is a valid reduction of the purchase price and expects an eventual reduction in the purchase price and a corresponding reduction in recorded goodwill.

Effective March 31, 1998, the Company acquired America's Flood Services, Inc. ("AFS") for $2,600, consisting of $2,100 in cash and $500 in Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $2.3 million. AFS provides flood zone determinations, flood insurance, and flood compliance tracking.

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

On March 31, 1998, the Company entered into a $15,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999. The final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of June 30, 1999 and March 31, 1999 was 8.00% and 7.75%, respectively. The Facility is secured by a lien on the assets of the Company. As of June 30, 1999 and March 31, 1999, the outstanding balance under the Facility was $12,918 and 13,234 respectively.

The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of June 30, 1999, the Company was in compliance with all covenants.

NOTE 4.  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $601. As a result, the Company's participation in the North Carolina Reinsurance Facility (the `NC Facility") is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. The effect of the change in accounting principle was an increase in the loss per share of $.08 per share on both a basic and diluted basis.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                                          June 30,          December 31,
FINANCIAL CONDITION                                         1999                1998
                                                            ----                ----

Total cash and investments                              $  57,832       $     64,250

Total assets                                              279,588            295,563

Total liabilities                                         243,334            257,275

Special stock                                               2,700              2,700

Shareholders' equity                                       33,554             35,588
         Per share                                           4.32               4.58


                                                                       Six months ended             Three months ended
                                                                  ----------------------------  ----------------------------
RESULTS OF OPERATIONS                                                       June 30,                       June 30,
                                                                     1999             1998             1999           1998
                                                                  ------------   -------------  -------------   ------------
Premiums earned                                                       $22,759         $ 6,970       $ 12,229        $ 4,265
Commission and service income                                          21,759          22,593          9,992         11,701
Net investment and interest                                             2,059           2,351            971          1,389
income
Service fees/policy fees                                                1,444             806            660            574
Realized gains/(losses)                                                    11             (1)             11             23
Other income                                                              728             879            329            450
                                                                  ------------   -------------  -------------   ------------
                    Total revenue                                      48,760          33,598         24,192         18,402
                                                                  ------------   -------------  -------------   ------------
                                                                  ------------   -------------  -------------   ------------

Loss from operations, before provision for income taxes
  and effect of change in accounting principle                          (882)           (834)        (2,857)          (297)

Provision (benefit) for income taxes                                       23               0           (38)              0
                                                                  ------------   -------------  -------------   ------------
Loss before effect of change in accounting principle                    (905)           (834)        (2,819)          (297)

Effect of change in accounting                                              -           (601)              -              0
                                                                  ------------   -------------  -------------   ------------
Net loss                                                             $  (905)       $ (1,435)      $ (2,819)       $  (297)
                                                                  ------------   -------------  -------------   ------------
                                                                  ------------   -------------  -------------   ------------


Weighted average shares outstanding                                     7,774           7,755          7,775          7,746
                                                                  ------------   -------------  -------------   ------------
                                                                  ------------   -------------  -------------   ------------

                                    OVERVIEW
                          (Dollars shown in thousands)

Total revenues for the six-month period increased $15,162 or 45.1% over the same period last year. This increase is primarily due to increased premium volume contributed by our auto operations. The loss of $882 for the six months ended June 30, 1999, before provision for income taxes and effect of change in accounting principle represents a $48 increase over the corresponding period in 1998. The net loss for the six-month period decreased $530 after taxes, restructuring charges and effect of change in accounting principle, which were recorded during the first six months of 1998.

                              RESULTS OF OPERATIONS
                          (Dollars shown in thousands)

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

PREMIUMS EARNED

Net premiums earned increased $15,789 or 226.5%, to $22,759 for the six months ended June 30, 1999 from $6,970 for the six months ended June 30, 1998. The automobile business unit contributed $19,983 or 87.8% of the 1999 earned premium. This is an increase of $14,088, or 239.0%, over the $5,895 earned in the first six months of 1998. The commercial business unit contributed $2,632 or 11.6% of the 1999 earned premiums, an increase of $1,850 or 236.6%, above the $782 earned in the first five months of 1998. Effective March 31, 1999, the Company entered into a 90% Quota Share Reinsurance arrangement to reinsure its commercial book of business. The Company believes that this arrangement will allow it to continue to offer commercial lines as a complementary product to its automobile and flood product lines while limiting the risk to shareholder's equity.

The remaining 0.6% of earned premium for the first six months of 1999 came from all other operations.

COMMISSION & SERVICE INCOME

Commission and service income decreased $834 or 3.7%, to $21,759 for the six months ended June 30, 1999 from $22,593 for the six months ended June 30, 1998. The decrease is mainly a result of a decrease in the number of policies in the South Carolina Reinsurance Facility ("SC Facility"), a residual market for the automobile insurance in the state of South Carolina. The commission and service income attributable to the SC Facility is $8,527, which represents a decrease of $3,962 over the same period last year. The SC Facility is currently being phased out and the new South Carolina Associated Auto Insurers Plan ("SCAAIP") is intended to take its place. Effective March 1, 1999, no new policies may be ceded to the SC Facility, and no voluntary renewals may be ceded to the SC Facility after September 1999. Designated agents are able to renew in the SC Facility through 2001. The new SCAAIP will provide insurance to drivers unable to obtain coverage in the voluntary market. The rates in the SCAAIP are expected to be approximately 150% of the SC Facility rates. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date. The Company believes that this activity will increase after renewals cease in the SC Facility. The Company also expects to attract certain of these policyholders by offering attractive rates below the SCAAIP rates.

Commission and service income increased for the Company's North Carolina automobile operations over the same period last year by $861 to $2,852 due to increased premium activity and cessions to the North Carolina Reinsurance Facility. America's Flood Service added $1,367 to commission and service income representing an increase of $757 over the same period last year. The Company acquired AFS March 31, 1998, thus only three months are included in the 1998 figures. The Company's Nashville operations produced $2,341 in commission and service income for the six months ended June 30, 1999. The Company purchased this operation in May of 1998. The Company's flood unit produced $5,463 in commission and service income, which is a decrease of $173 over the same period in 1998. This decrease is due to a decrease in claims activity.

POLICY FEES

The Company had $1,444 in income from policy processing fees for the six months ended June 30, 1999 compared to $806 for May and June, 1998. This income is associated with the Company's Nashville operations, which was purchased in May 1998. The decrease in the policy fees is due to fee reductions taken to remain competitive in certain markets in which the Nashville operation competes.

NET INVESTMENT AND INTEREST INCOME

Net investment and other interest income decreased $292 or 12.4%, to $2,059 for the six months ended June 30, 1999 from $2,351 for the six months ended June 30, 1998. A significant factor affecting this decrease is the large working capital requirement to process SC Facility business in a runoff mode. This has caused the investment portfolio to decrease as the Company continues to settle SC Facility claims with quarterly reimbursement. To a lesser degree, the Company has had multiple bonds called during the previous three months, which has had a negative impact on investment income. Many of these bonds have been on deposit with various state agencies and the Company has not been notified of these calls, which has resulted in lower yields.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses increased $8,852 or 144.7% to $14,968 for the six months ended June 30, 1999 from $6,116 for the six months ended June 30, 1998. The increase in loss and loss adjustment expenses in 1999 corresponds to the increased activity in all risk operations over the same period last year and a change in the automobile reinsurance program. Effective April 1, 1999 the Company ceased ceding on a quota share basis to outside reinsurers. These quota share reinsurance agreements allowed the Company to cede from 20 percent to 75 percent of its losses. The Company replaced the quota share reinsurance agreement with an aggregate excess of loss agreement, which allows the Company to retain more of its earned premiums.

POLICY ACQUISITION COSTS

During the six months ended June 30, 1999, $8,660 of policy acquisition costs were expensed and $1,627 were deferred while during the same period in 1998, $5,019 were expensed and $1,304 were deferred. Of the $8,660 policy acquisition costs expensed in the first six months of 1999, $878 relate to costs previously deferred on the Company's commercial book of business. These costs must now be expensed due to the Company's new 90% quota share reinsurance agreement.

INTEREST EXPENSE

Interest expense was $610 and $378 for the six months ended June 30, 1999 and 1998, respectively. The increase is due to the Company's acquisitions of AFS and Graward in March and May 1998, respectively, and the increased debt associated with those acquisitions. Interest expense on the $2.7 million
Notes related to the Graward acquisition has been neither accrued nor paid due to the current purchase price arbitration.

OTHER OPERATING COSTS AND EXPENSES

Other operating costs and expenses increased $3,031, or 13.5%, to $25,404 for the six months ended June 30, 1999 from $22,373 for the six months ended June 30, 1998. Salaries and fringe benefits for the Company included in other operating costs and expenses were $8,122 and $6,777 for the six months ended June 30, 1999 and 1998, respectively. The increase is attributable to increased staffing related to the increased production in our automobile unit. Bad debt expense included in other operating costs and expenses increased to $2,476 from $822 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase is due to the Company's increase in premium writings for nonstandard automobile, which generates a higher percentage of bad debt. Premium tax expense increased to $1,793 from $1,339 due to an increase in premiums written for the six months ended June 30, 1999 compared to the same period in 1998. Agent commissions included in other operating costs and expenses were $5,833 and $5,558 for the six months ended June 30, 1999 and 1998, respectively. The increase in agents' commissions is due to increased premium writings during the second quarter of 1999 and a change in the automobile reinsurance program. The former reinsurance program would pay the Company a ceding commission, which would partially offset commission expenses. The remainder of the increase is spread across several expense classifications and is due to expenses generated by the acquisitions.

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

Net cash used in operating activities totaled $5,256. Net change in assets and liabilities used $5,630 of cash in operating activities. The net change in assets and liabilities were impacted by an increase of $7,532 in unearned premiums on retained business, a $10,733 decrease in balances due other insurance companies, a $6,062 increase in reinsurance recoverable on paid losses and loss adjustment expenses, and a $3,862 decrease in premium and agents' balances receivable. These relate primarily to the Company's continued growth in the retained risk business.

Investing activities provided cash in the amount of $2,759 primarily due to proceeds from investments sold or matured less the cost of investments acquired relating primarily to the new SCAAIP contract and the purchase of processing and office equipment previously leased. Net cash provided by financing activities totaled $80 and related primarily to the financing of corporate insurance policies less the repayment of debt principal.

                              YEAR 2000 COMPLIANCE
                          (Dollars shown in thousands)

In 1997, The Seibels Bruce Group, Inc., including its subsidiaries, initiated a company-wide program (the "Compliance Program") to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment to properly recognize the Year 2000 in order that the Company will not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program is actively in place to review all arrangements with third party vendors as well as non IT providers with which the Company does business.

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

THE STATUS OF THE ABOVE BUSINESS RISKS IS AS FOLLOWS:

In regard to internal systems, the Compliance Program calls for full conformity to meet all internal policy expiration dates. Work on the Compliance Program began in 1997 since the Company issues three-year commercial policies. Remediation has been completed on the Company's Nashville, Tennessee system and it has been issuing policies with expiration dates beyond the year 2000 since November 30, 1998. The Company believes that its Columbia, South Carolina processing system has been fully compliant since mid December 1998 and the Company has been issuing policies with expiration dates beyond the year 2000 on that system since that time. The processing system in Winston-Salem, North Carolina has been remediated and has been issuing policies with expirations beyond the year 2000 since May 15, 1999. All of the policy processing systems went through a testing phase where the dates were run beyond January 1, 2000. The

Company also tested other critical dates during the testing phase such as February 29, 2000 to make sure that the systems could handle such dates.

With regard to the third party vendor's processing systems, the Company has reviewed the compliance status of this company. The vendor has been processing three-year policy contracts beginning in 1997 on a Year 2000 compliant basis and is currently on target to process policies of shorter terms. This company has completed remediation and is currently in the testing phase. Testing ran through the end of the second quarter 1999 and the remediated software moved into production on July 1, 1999. The Company's overall Year 2000 plan includes procedures for assessing all third party vendors. While not processing policies on their systems, the Company must submit statistical data to several reporting bureaus, which, if not Year 2000 compliant, could impede the Company's ability to collect funds owed to it by the agencies for which these bureaus collect data. The largest of these bureaus believes that it has been compliant since June 1998 and the other government agency bureau is not issuing any statements as to its readiness. The Company has no plans to conduct independent testing of these bureaus. The Company is also in the process of surveying all of its major reinsurers to evaluate their Year 2000 compliance.

In accordance with the Compliance Program, the Company expects to complete an upgrade of its Columbia and Nashville phone systems by August 31, 1999. This date is two months later than originally planned due to the Company's decision to put the equipment contract out for competitive bid and the subsequent scheduling of the contractor. The Winston-Salem phone system which handles the calls for Universal Insurance Company and South Carolina Insurance Company's business written in North Carolina has been year 2000 compliant since June 7, 1999. Work on any other equipment that is not Year 2000 compliant is scheduled to be completed by October 1, 1999. An inventory has been taken of all software, equipment and facilities related items that may be date sensitive, such as elevators, alarm systems and heating and cooling systems, and a log is kept showing the Year 2000 compliance status. The Company anticipates successful remediation in accordance with the Compliance Plan.

The Company expects to spend between $850 and $1,100 on Year 2000 compliance covering both external and internal costs through out the remediation process, of which a significant portion, approximately $650, was expensed in 1998. This is an increase in the estimate from year-end of approximately $100. The increase is related to lease expenses the Company will incur related to telephone equipment in its Winston-Salem, North Carolina location. Of the $650 expense, approximately $520 was paid to outside providers. The Company also spent approximately $25 in 1997. All charges in 1998 were to modify software; all 1997 charges were paid to consultants to assist in the identification of Year 2000 issues. All charges related to Y2K are expensed when they are incurred.

The Company also believes that the completed and planned modifications of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner; however, there can be no assurance that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Year 2000 compliant in a timely manner or that contingency plans of any third parties will mitigate the effects of noncompliance. The failure of systems or equipment of the Company or third parties could have a material adverse effect on the Company's business and consolidated financial statements.

The Audit Committee of the Company's Board of Directors is updated at least quarterly as to the status of the Company's readiness. In addition, the Company's Vice President of Planning and Budgeting monitors the status of all Year 2000 projects and has direct access to all Information Services personnel and the Audit Committee of the Board of Directors.

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as the preceding Year 2000 compliance statement, contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used herein, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements regarding Year 2000 compliance include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Year
2000 program and those of its third party vendors; its estimated cost of achieving Year 2000 compliance; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the projected results. Factors regarding Year 2000 compliance that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all the date sensitive lines of computer code or to replace embedded computer chips in affected systems of equipment; and the actions of third parties with respect to Year 2000 compliance.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the purchase agreement for the Graward acquisition, the Company identified certain purchase price adjustments which it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. The purchase agreement with Graward provides methods for resolving the differences as to the appropriate adjustments to the Final Balance Sheet. On December 7, 1998, the sellers notified the Company that they intended to submit to arbitration two matters currently in dispute between the parties. Management believes that the purchase price will be adjusted appropriately under the purchase agreement.

Seibels, Bruce & Company ("SB&C"), a subsidiary of the Company, was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification against SB&C pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium Service Corporation of Columbia ("Premium"), SB&C and Norwest. The indemnification claim relates to certain loans, which later were discovered to be incorrectly recorded as realizable assets. Management believes neither SB&C nor the Company has any liability in the case.

Catawba Insurance Company ("Catawba"), a subsidiary of the Company, was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe Catawba has basis for non-payment of such amounts.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders (the "Meeting") of the Company, was held on May 19, 1999. As of March 22, 1999, and for purposes of the Meeting, there were 7,778,707 shares of Common Stock issued and outstanding. At the Meeting, there were 7,360,476 shares (94.6% of the outstanding shares entitled to vote) represented in person or by proxy.

         (b) The following directors were elected at the Meeting: Walker S. Powers and John P. Seibels. The following directors' terms of office as a director continued after the Meeting: Frank H. Avent, A. Crawford Clarkson, Jr., Claude E. McCain, Kenneth A. Pavia, Charles H. Powers, Susie H. VanHuss, George R.P. Walker, Jr. and James L. Zeck.

         (c) The Meeting was called for the following purposes and with the following results:

                  1)       To elect two (2) directors, Walker S. Powers and John
                           P. Seibels, to hold office until the 2002 Annual Meeting of Shareholders or until his successor shall be elected and shall qualify. Each director was elected with at least 7,338,814 votes (99.7% of the votes cast).


                                       Nominee           Votes Cast    Votes Cast       Votes         Broker
                                                             For         Against      Abstained      Non-vote

                          Walker S. Powers                7,338,814      21,660          None          None
                          John P. Seibels                 7,343,396      17,079          None          None

                  2) To ratify the Board's appointment of Arthur Andersen LLP to audit the Company's books and records for the fiscal year ending December 31, 1999. Passed with 7,354,879 votes (99.9% of the votes cast) in favor, 2,982 against and 2,610 abstained.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE SEIBELS BRUCE GROUP, INC.
                                              (Registrant)



Date:  August 16, 1999            /s/R. Thomas Savage, Jr.
     ----------------------       -----------------------
                                  R. Thomas Savage, Jr.
                                  Acting President and Chief Executive Officer


Date:  August 16, 1999            /s/Matthew P. Mcclure
     ----------------------       -----------------------
                                  Matthew P. Mcclure
                                  General Counsel and Corporate Secretary


Date:  August 16, 1999            /s/Bryan D. Rivers, Cpa
     ----------------------       -----------------------
                                  Bryan D. Rivers, CPA
                                  Controller (Principal Accounting Officer)