Form 10-Q
period 1999-09-30
SEIBELS BRUCE GROUP INC
filed 1999-11-15
CIK 276380

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999

                                      or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ----------------

                        Commission file number 0-8804

                        THE SEIBELS BRUCE GROUP, INC.
                       -------------------------------
              (Exact name of registrant as specified in its charter)

South Carolina                                            57-0672136
------------------------------                            -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification No.)

1501 Lady Street (PO Box 1), Columbia, SC                 29201(2)
-----------------------------------------                 ---------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (803) 748-2000

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                    -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,780,413 shares of Common Stock, $1 par value, at November 12, 1999.

                         ITEM 1. FINANCIAL STATEMENTS
               THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (Amounts shown in thousands, except share amounts)

                                                                       (Unaudited)
                                                                      September 30,       December 31,
                                                                           1999               1998
                                                                      -------------       ------------
ASSETS
Investments:
  Debt securities, available-for-sale, at market (cost of
    $35,109 in 1999 and $38,788 in 1998)............................  $ 34,788            $ 39,695
  Equity securities, at market (cost of $1,336 in 1999 and
    $1,306 in 1998).................................................     1,336               1,306
  Cash and short-term investments...................................    18,296              23,141
  Other long-term investments.......................................         0                 108
                                                                      --------            --------
    Total cash and investments......................................    54,420              64,250

Accrued investment income...........................................       714                 880
Premiums and agents' balances receivable, net.......................    10,575              14,728
Premium notes receivable............................................     3,567               4,606
Reinsurance recoverable on paid losses and loss adjustment
  expenses..........................................................    34,944              29,972
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses..........................................................   116,797              83,654
Property and equipment, net.........................................     5,810               6,028
Prepaid reinsurance premiums-ceded business.........................    47,873              59,619
Deferred policy acquisition costs...................................     4,901               2,472
Goodwill............................................................    20,549              20,892
Other assets........................................................     7,531               8,462
                                                                      --------            --------
    Total assets....................................................  $307,681            $295,563
                                                                      --------            --------
                                                                      --------            --------
LIABILITIES
Losses and loss adjustment expenses:
  Reported and estimated losses and claims -- retained business.....  $ 32,231            $ 28,950
                                           -- ceded business........   108,947              74,746
  Adjustment expenses -- retained business..........................     5,712               7,372
                      -- ceded business.............................     7,850               8,908
Unearned premiums:
  Property and casualty -- retained business........................    20,875              12,919
                        -- ceded business...........................    47,873              59,619
Balances due other insurance companies..............................    22,784              39,024
Debt................................................................    15,322              16,250
Other liabilities and deferred items................................    10,048               9,487
                                                                      --------            --------
    Total liabilities...............................................   271,642             257,275
                                                                      --------            --------

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 220,000 shares of cumulative $0.62,
  convertible, redeemable, nonvoting, special preferred stock,
  redemption value $2,200..........................................      2,200               2,200
Issued and outstanding 50,000 shares of cumulative $0.625
  convertible, redeemable, nonvoting, special preferred stock,
  redemption value $500............................................        500                 500
                                                                      --------            --------
    Total special stock............................................      2,700               2,700
                                                                      --------            --------
                                                                      --------            --------

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares,
  issued and outstanding 7,774,788 and 7,773,075 shares in
  1999 and 1998, respectively.....................................       7,775               7,773
Additional paid-in-capital........................................      61,866              61,861
Accumulated other comprehensive income............................        (321)                907
Accumulated deficit...............................................     (35,981)            (34,953)
                                                                      --------            --------
    Total shareholders' equity....................................      33,339              35,588
                                                                      --------            --------
                                                                      --------            --------
    Total liabilities and shareholders' equity....................    $307,681            $295,563
                                                                      --------            --------
                                                                      --------            --------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts shown in thousands, except per share amounts)
                                 (Unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                                 1999          1998          1999         1998
                                                                 ----          ----          ----         ----
Premiums earned                                                 $16,003      $ 6,901       $38,762      $13,871
Commission & service income                                      11,595       13,114        33,354       39,032
Net investment income                                             1,053        1,191         3,112        3,542
Policy fees                                                         643        1,045         2,087        1,848
Realized gains                                                      189           41           200           40
Other income                                                        623        1,346         1,351        1,422
                                                                -------      -------       -------       ------
    Total revenue                                                30,106       23,638        78,866       59,755
                                                                -------      -------       -------       ------
                                                                -------      -------       -------       ------

Expenses:

  Losses & loss adjustment expenses                              11,424        7,482        26,392       17,425
  Policy acquisition costs                                        6,652        1,046        15,312        6,404
  Interest expense                                                  315          377           925          756
  Other operating costs & expenses                               11,699       14,866        37,103       35,591
  Restructuring charge                                                0            0             0          546
                                                                -------      -------       -------       ------
    Total expenses                                               30,090       23,771        79,732       60,722
                                                                -------      -------       -------       ------
                                                                -------      -------       -------       ------

Income (loss) from operations, before provision for
  income taxes and effect of change in accounting principle          16         (133)         (866)        (967)

Provision for income taxes                                          (13)          (9)          (36)          (9)
                                                                -------      -------       -------       ------
Income (loss) before effect of change in accounting principle         3         (142)         (902)        (976)

Effect of change in accounting principle                              0            0             0         (601)
                                                                -------      -------       -------       ------
Net income (loss)                                                     3         (142)         (902)      (1,577)

Other Comprehensive Income:

  Change in value of marketable securities, less reclassification adjustment of $4 and $3 for gains and losses included in net income (loss) for the nine months
    ended September 30, 1999 and 1998, respectively                (176)         878        (1,228)       1,023
                                                                -------      -------       -------       ------
Comprehensive net (loss) income                                 $  (173)     $   736       $(2,130)      $ (554)
                                                                -------      -------       -------       ------
                                                                -------      -------       -------       ------

Basic earnings per share before change in accounting principle:
  Net loss                                                        $0.00       $(0.02)       $(0.12)      $(0.13)
  Weighted average shares outstanding                             7,775        7,770         7,774        7,760

Diluted earnings per share before change in accounting principle:
  Net loss                                                        $0.00       $(0.02)       $(0.12)      $(0.13)
  Weighted average shares outstanding                             7,775        7,770         7,774        7,760

Basic earnings per share after change in accounting principle:
  Net loss                                                        $0.00       $(0.02)       $(0.12)      $(0.13)
  Weighted average shares outstanding                             7,775        7,770         7,774        7,760

Diluted earnings per share after change in accounting principle:
  Net loss                                                        $0.00       $(0.02)       $(0.12)      $(0.13)
  Weighted average shares outstanding                             7,775        7,770         7,774        7,760


                THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts shown in thousands)



                                                                             (UNAUDITED)
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1999            1998
                                                                         ----            ----
Cash flows from operating activities:
  Net loss                                                            $  (902)          $ (1,577)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Equity in earnings of unconsolidated subsidiary                         (77)              (228)
  Depreciation and amortization                                         1,886              1,820
  Realized gains                                                         (200)               (40)
  Net change in assets and liabilities affecting
    cash flows from operating activities                               (8,411)            10,291
                                                                      --------          ---------
Net cash (used in) provided by operating activities                    (7,704)            10,266
                                                                      --------          ---------

Cash flows from investing activities:
  Proceeds from investments sold or matured                            12,633             27,674
  Cost of investments acquired                                         (8,857)           (26,645)
  Collections on (issuance of) premium notes receivable, net            1,039             (1,790)
  Proceeds from property and equipment sold                               493                  0
  Purchase of property and equipment                                   (1,402)            (1,337)
                                                                      --------          ---------
Net cash provided by (used in) investing activities                     3,906             (2,098)
                                                                      --------          ---------

Cash flows from financing activities:
  Net (repayment) issuance of debt                                       (928)            10,514
  Stock issued under stock option plans net of repurchase                   5                 99
  Issuance of capital stock                                                 2                  0
  Dividends paid on special stock                                        (126)              (163)
  Cost of purchased subsidiary                                              0             (6,184)
                                                                      --------          ---------
Net cash (used in) provided by financing activities                    (1,047)             4,266
                                                                      --------          ---------

Net (decrease) increase in cash and short term investments             (4,845)            12,434
Cash and short term investments, January 1                             23,141              8,922
                                                                      --------          ---------
Cash and short term investments, September 30                         $18,296           $ 21,356
                                                                      --------          ---------
                                                                      --------          ---------

Supplemental cash flow information:
  Interest paid                                                       $   857           $    639
  Income taxes paid                                                         0                  9
                                                                      --------          ---------
                                                                      --------          ---------

Noncash investing activities:
  Acquisitions-
    Cash paid                                                              $0           $ (9,650)
    Issuance of debt                                                        0             (2,700)
    Preferred stock issued                                                  0               (500)
    Assets acquired, at estimated fair value                                0             21,675
    Liabilities assumed                                                     0            (27,248)
                                                                      --------          ---------
                                                                      $     0           $(18,423)
                                                                      --------          ---------
                                                                      --------          ---------


                THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Amounts shown in thousands)
                               (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the "Company") and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for fair statement of the results of operations for the interim period have been included. The results of operations for the interim period is not necessarily indicative of the results for the full year.

NOTE 2. ACQUISITIONS

Effective May 1, 1998, the Company acquired Graward General Companies, Inc. ("Graward") for a tentative purchase price of $10,250, consisting of $7,550 in cash and $2,700 in Convertible Subordinated Promissory Notes. The Company accounted for the transaction as a purchase. The excess of the purchase price over the fair value of the assets acquired was $16.2 million. The Company has delivered to the Sellers of Graward a final balance sheet as required under the purchase agreement (the "Final Balance Sheet"). The Final Balance Sheet identified significant purchase price adjustments which the Company believes are valid reductions of the purchase price and expects an eventual reduction in the purchase price and a resulting reduction in recorded goodwill. During the quarter ended June 30, 1999, the Company adjusted the estimated contingent purchase price which affected the recorded goodwill. During the quarter ended September 30, 1999, this adjustment was resolved and eliminated from the recorded goodwill.

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

NOTE 3. DEBT

On May 1, 1998, in connection with the Graward acquisition, the Company issued subordinated convertible notes (the "Notes") with a principal amount of $2,700. The Notes bear interest at a rate equal to 5% per annum. The entire principal amount due under the Notes is payable in full on December 31, 2004, provided however, that if certain outstanding debt is paid in full and upon 60 days prior written notice, the Notes will become payable six months after such debt is paid in full provided, however, that in no event will the Notes become payable earlier than April 1, 2003. At the election of the holder of the Notes, the Notes may be converted into 300,000 shares of Common Stock on the maturity date, provided, however, that notice has been given of such election at any time on or after the 45th day prior to the maturity date of the Notes up to but not including the 15th day prior to the maturity date. Interest accruals and payments on the Notes were suspended after the delivery of the final balance sheet pending the outcome of arbitration (See Part II-Item I).

On March 31, 1998, the Company entered into a $15,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999. The final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of September 30, 1999, June 30, 1999 and March 31, 1999 was 8.19%, 8.00% and 7.75%, respectively. The Facility is secured by a lien on the assets of the Company. As of September 30, 1999, June 30, 1999 and March 31, 1999, the outstanding balance under the Facility was $12,602, $12,918 and $13,234 respectively. The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of September 30, 1999, the Company was either in compliance with or had obtained waivers for all covenants.

NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $601. As a result, the Company's participation in the North Carolina Reinsurance Facility (the "NC Facility") is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. The effect of the change in accounting principle was $.08 per share on both a basic and diluted basis.

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

NOTE 6. FINANCIAL REPORTING BY BUSINESS SEGMENTS

The reportable segments were determined based on management's internal reporting approach which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial and All Other. The Automobile segment includes all personal lines components of retained risk nonstandard automobile, NC Facility and South Carolina Reinsurance Facility (the "SC Facility"). The Flood segment contains all flood operations including NFIP, flood zone determinations, excess flood and flood compliance tracking, as well as the complementary homeowners product line and the Company's insurance adjusting business. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and the SC Facility. The All Other segment includes the runoff operations of the Company. The results of the reportable segments are included in the following tables:

                                                             For the Three          For the Nine
                                                             Months Ended           Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Revenues:
  Automobile............................................  $23,225    $16,016    $59,732    $40,905
  Flood.................................................    5,271      4,693     12,515     11,639
  Commercial............................................      700      1,688      3,957      3,624
  All Other.............................................      910      1,241      2,662      3,587
                                                          -------    -------    -------    -------
    Total revenue.......................................  $30,106    $23,638    $78,866    $59,755
                                                          =======    =======    =======    =======

Depreciation and amortization:
  Automobile............................................  $   324    $   447    $ 1,371    $ 1,353
  Flood.................................................       83         68        202        148
  Commercial............................................       48         49        147        171
  All other.............................................       61        145        166        148
                                                          -------    -------    -------    -------
    Total depreciation and amortization.................  $   516    $   709    $ 1,886    $ 1,820
                                                          =======    =======    =======    =======

Net income (loss):
  Automobile............................................  $  (727)   $   878    $(4,424)   $ 1,032
  Flood.................................................    1,468        579      1,287        776
  Commercial............................................       51     (1,181)     1,356     (2,834)
  All Other.............................................     (789)      (418)       879       (551)
                                                          -------    -------    -------    -------
    Total net income (loss).............................  $     3    $  (142)   $  (902)   $(1,577)
                                                          =======    =======    =======    =======

NOTE 7. SUBSEQUENT EVENT

Effective October 14, 1999, the Company sold one if its statutory insurance subsidiaries to an unrelated party. The gain resulting from the transaction will not have a significant impact on the Company's fourth quarter 1999 results of operations.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following tables indicate the more significant financial comparisons with the applicable prior periods (amounts shown in thousands, except per share amounts):

                                                   September 30,       December 31,
FINANCIAL CONDITION                                   1999                 1998
                                                   -------------       ------------
Total cash and investments......................   $ 54,420            $ 64,250
Total assets....................................    307,681             295,563
Total liabilities...............................    271,642             257,275
Special stock...................................      2,700               2,700
Shareholders' equity............................     33,339              35,588
    Per share...................................       4.29                4.58


                                                               Three months ended      Nine months ended
RESULTS OF OPERATIONS                                              September 30,         September 30,
                                                              --------------------    -------------------
                                                                1999        1998        1999        1998
                                                              --------     -------     -------     -------
Premiums earned.......................................        $ 16,003     $ 6,901     $38,762     $13,871
Commission and service income.........................          11,595      13,114      33,354      39,032
Net investment and interest income....................           1,053       1,191       3,112       3,542
Policy fees...........................................             643       1,045       2,087       1,848
Realized gains........................................             189          41         200          40
Other income..........................................             623       1,346       1,351       1,422
                                                              --------     -------     -------     -------
            Total revenue.............................         $30,106     $23,638     $78,866     $59,755
                                                              --------     -------     -------     -------
                                                              --------     -------     -------     -------


Income (loss) from operations, before provision for
  income taxes and effect of change in accounting principle        $16       ($133)      ($866)      ($967)

Provision for income taxes............................             (13)         (9)        (36)         (9)
                                                              --------     -------     -------     -------
Income (loss) before effect of change in accounting
  principle...........................................               3        (142)       (902)       (976)

Effect of change in accounting principle..............               0            0          0        (601)
                                                              --------     -------     -------     -------
Net income (loss).....................................         $     3      $ (142)    $  (902)   $ (1,577)
                                                              --------     -------     -------     -------
                                                              --------     -------     -------     -------

Weighted average shares outstanding...................           7,775       7,770       7,774       7,760
                                                              --------     -------     -------     -------
                                                              --------     -------     -------     -------


                          OVERVIEW
                 (Amounts shown in thousands)


Total revenues for the nine-month period increased $19,111 or 32.0% over the same period last year. This increase is primarily due to increased premium volume contributed by our auto operations. The loss of $866 for the nine months ended September 30, 1999, before provision for income taxes and effect of change in accounting principle represents a $101 decrease over the corresponding period in 1998. The net loss for the nine-month period decreased $675 after taxes, restructuring charges and effect of change in accounting principle, which were recorded during the first and second quarters of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

PREMIUMS EARNED

Net premiums earned increased $24,891 or 179.4% to $38,762 for the nine months ended September 30, 1999 from $13,871 for the nine months ended September 30, 1998. The automobile business unit contributed $35,483 or 91.5% of the 1999 to date earned premium. This is an increase of $25,067, or 240.7%, over the $10,416 earned in the first nine months of 1998. The commercial lines unit contributed $3,029 or 7.8% of total earned premiums compared to $2,040 during the period February 1, through September 30, 1998. While the commercial lines unit's earned premium increased $989, this trend is not expected to continue due to the fact that effective March 31, 1999, the Company entered into a 90% quota share reinsurance arrangement to reinsure its commercial book of business. This reinsurance agreement requires the Company to cede 90% of its earned premiums to the reinsurer. The Company believes that this arrangement will allow it to continue to offer commercial lines as a complementary product to its automobile and flood product lines while limiting the related risk. The remaining $250 in earned premiums came from all other operations.

COMMISSION & SERVICE INCOME

Commission and service income decreased $5,678 or 14.5%, to $33,354 for the nine months ended September 30, 1999 from $39,032 for the nine months ended September 30, 1998. This decrease is mainly caused by a decrease in the number of policies in the SC Facility, a residual market for the automobile insurance in the state of South Carolina. The commission and service income attributable to the SC Facility is $10,788, which represents a decrease of $10,435 over the same period last year. The SC Facility is currently being phased out and the new South Carolina Associated Auto Insurers Plan ("SCAAIP") is intended to take its place. Effective March 1, 1999, no new policies may be ceded to the SC Facility, and no voluntary renewals may be ceded to the SC Facility after September 1999. Designated agents are able to renew in the SC Facility through 2001. The new SCAAIP will provide insurance to drivers unable to obtain coverage in the voluntary market. The rates in the SCAAIP are expected to be approximately 150% of the SC Facility rates. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date. The Company believes that this activity will increase after renewals cease in the SC Facility. The Company also expects to attract certain of these policyholders by offering rates below the SCAAIP rates.

The decrease in commission and service income from the SC Facility was partially offset by increases in commission and service income produced by the Company's North Carolina automobile operations. Over the same period last year, commission and service income increased by $934 to $4,253 due to increased premium activity and cessions to the North Carolina Reinsurance Facility. America's Flood Service added $2,058 to commission and service income representing an increase of $830 over the same period last year. The Company acquired AFS March 31, 1998, thus only six months of activity are included in the 1998 figures. The Company's Nashville operations produced $3,899 in commission and service income for the nine months ended September 30, 1999 an increase of $3,135 compared to $764 for the period May 1 through September 30, 1998. The Company purchased this operation in May of 1998. The Company's flood unit produced $9,582 in commission and service income, which is an increase of $359 over the same period in 1998. This increase is due to an increase in both fees earned for policy processing and management of claims. The commercial lines unit had commission and service income of $917 or a decrease of $618 over the period February 1, through September 30, 1999. This decrease is due to the Company canceling a MGA agreement in early 1998 where the Company serviced commercial policies for another carrier. The remaining amounts are made up on claims adjusting and homeowners income.

NET INVESTMENT AND INTEREST INCOME

Net investment and other interest income decreased $430 or 12.1% to $3,112 for the nine months ended September 30, 1999 from $3,542 for the nine months ended September 30, 1998. The decrease is due in a large part to the negative cash flow created by the SC Facility. As this business runs off, the Company must use its working capital to pay these claims because it is only reimbursed by the SC Facility on a quarterly basis. The Company has requested that it be reimbursed on a monthly basis. While the Company is paid for the time value of money, it is not equivalent to the amount the Company could earn through independent investing.

POLICY FEES

The Company had $2,087 in income from policy processing fees for the nine months ended September 30, 1999 compared to $1,848 for May through September 1998. This income is associated with the Company's Nashville operations, which was purchased in May 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Losses and loss adjustment expenses increased $8,967 or 51.5% to $26,392 for the nine months ended September 30, 1999 from $17,425 for nine months ended September 30, 1998. The increase corresponds to the increased activity in all risk operations over the same period last year and a change in the automobile reinsurance program. Effective April 1, 1999 the Company ceased ceding on a quota share basis to outside reinsurers. These quota share reinsurance agreements allowed the Company to cede from 20 percent to 75 percent of its losses. The Company replaced the quota share reinsurance agreement with an aggregate excess of loss agreement, which allows the Company to retain more of its earned premiums.

POLICY ACQUISITION COSTS

During the nine months ended September 30, 1999, $15,312 of policy acquisition costs were expensed and $2,429 were deferred while during the same period in 1998, $6,404 were expensed and $1,688 were deferred. Of the $15,312 policy acquisition costs expensed in the first nine months of 1999, $878 relate to costs previously deferred on the Company's commercial book of business. These costs must now be expensed due to the Company's 90% quota share reinsurance agreement.

INTEREST EXPENSE

Interest expense was $925 and $756 for the nine months ended September 30, 1999 and 1998, respectively. The increase is due to the Company's acquisitions of AFS and Graward in March and May 1998, respectively, and the increased debt associated with those acquisitions. For information about the interest rates, see NOTE 3 in the notes to financial statements. Interest expense on the $2.7 million notes related to the Graward acquisition has been neither accrued nor paid due to the current purchase price arbitration.

OTHER OPERATING COSTS AND EXPENSES

Other operating costs and expenses increased $1,512, or 4.2%, to $37,103 for the nine months ended September 30, 1999 from $35,591 for the nine months ended September 30, 1998. Salaries and fringe benefits for the Company included in other operating costs and expenses were $12,316 and $11,886 for the nine months ended September 30, 1999 and 1998, respectively. The increase is attributable to increased staffing related to the increased production in our automobile unit. Bad debt expense included in other operating costs and expenses increased to $3,402 from $1,430 for the nine months ended
September 30, 1999 compared to the nine months ended September 30, 1998. This increase is due to the Company's increase in premium writings for nonstandard automobile, which generates a higher percentage of bad debt. Premium tax expense increased to $2,581 from $2,337 due to an increase in premiums written for the nine months ended September 30, 1999 compared to the same period in 1998. Agent commissions included in other operating costs and expenses were $8,216 and $7,922 for the nine months ended September 30, 1999 and 1998, respectively. The increase in agents' commissions is due to increased premium writings during the nine months of 1999 and a change in the automobile reinsurance program. The former reinsurance program provided the Company a ceding commission, which partially offset commission expenses. The remainder of the increase is spread across several expense classifications.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
                          (Amounts shown in thousands)

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

Net cash used in operating activities totaled $7,704. Net change in assets and liabilities used $8,411 of cash in operating activities. The net change in assets and liabilities were impacted by an increase of $7,956 in unearned premiums on retained business, a $16,240 decrease in balances due other insurance companies, a $4,972 increase in reinsurance recoverable on paid losses and loss adjustment expenses, a $1,039 decrease in premium notes receivable, and a $4,153 decrease in premium and agents' balances receivable. These relate primarily to the Company's continued growth in the retained risk business.

Investing activities provided cash in the amount of $3,906 primarily due to proceeds from investments sold or matured less the cost of investments acquired and the purchase of processing and office equipment previously leased. Net cash used in financing activities totaled $1,047 and related primarily to the repayment of debt.


                          YEAR 2000 COMPLIANCE
                          --------------------
                      (Amounts shown in thousands)

In 1997, The Seibels Bruce Group, Inc., including its subsidiaries South Carolina Insurance Company, Catawba Insurance Company, Consolidated American Insurance Company, Kentucky Insurance Company, Universal Insurance Company, Investors National Life Insurance Company of South Carolina and Graward General Company initiated a company-wide program (the "Compliance Program") to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment to properly recognize the Year 2000 in order that the Company will not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program is actively in place to review all arrangements with third party vendors as well as non IT providers with which the Company does business.

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

In accordance with the Compliance Program, the Company completed an upgrade of its Columbia and Nashville phone systems in November 1999. This date is four months later than originally planned due to the Company's decision to put the equipment contract out for competitive bid and the subsequent scheduling of the contractor. The Winston-Salem phone system which handles the calls for Universal Insurance Company and South Carolina Insurance Company's business written in North Carolina has been year 2000 compliant since June 7, 1999. Work on any other mission critical equipment that is not Year 2000 compliant is scheduled to be completed by November 1999. An inventory has been taken of all software, equipment and facilities related items that may be date sensitive, such as elevators, alarm systems and heating and cooling systems, and a log is kept showing the Year 2000 compliance status. The Company anticipates successful remediation in accordance with the Compliance Plan.

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

The Company also believes that the completed and planned modifications of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner; however, there can be no assurance that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Year 2000 compliant in a timely manner or that contingency plans of any third parties will mitigate the effects of noncompliance. The failure of systems or equipment of the Company or third parties could have a material adverse effect on the Company's business and consolidated financial statement.

The Audit Committee of the Company's Board of Directors is updated at least quarterly as to the status of the Company's readiness. In addition, the Company's Vice President of Planning and Budgeting monitors the status of all Year 2000 projects and has direct access to all Information Systems personnel and the Audit Committee of the Board of Directors.

CONTINGENCY PLANS

While the Company has no contingency plan which deals specifically with the Year 2000 issue, the Company does have a comprehensive Business Continuation Plan in place, which it plans to put into effect should the Company experience any Year 2000 related problems. In the plan, the Company has an alternative site from where it can process its policies and claims. The site can be fully operational within 48 hours. Other critical functions, such as accounting, would operate manually until such a time as the Year 2000 problem could be fixed. The Company has taken steps to ensure that it has supplies on site that would allow the accounting, accounts payable and payroll functions to continue to operate.

                          FORWARD LOOKING STATEMENTS

This form contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used herein, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements regarding Year 2000 compliance include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 program and those of its third party vendors; its estimated cost of achieving Year 2000 compliance; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the projected results. Factors regarding Year 2000 compliance that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all the date sensitive lines of computer code or to replace embedded computer chips in affected systems of equipment; and the actions of third parties with respect to Year 2000 compliance. In connection with the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addtion, investors are cautioned not to place undue reliance on forward-looking statemtns contained in this report because they speak only as of the date hereof. The Company undertakes no obligation to release publicly any modifications or revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

              THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                       PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified certain purchase price adjustments which it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. The purchase agreement with Graward provides methods for resolving the differences as to the appropriate adjustments to the Final Balance Sheet. On December 7, 1998, the sellers notified the Company that they intended to submit to arbitration two matters currently in dispute between the parties. Management believes that the purchase price will be adjusted appropriately under the purchase agreement.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Financial Data Schedule
     (b) No reports on Form 8-K were filed during the nine months ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE SEIBELS BRUCE GROUP, INC.
                                      -----------------------------
                                                       (Registrant)

Date: November 15, 1999          /s/ R. Thomas Savage, Jr.
      -----------------          ----------------------------------
                                 R. Thomas Savage, Jr.
                                 President and Chief Executive Officer

Date: November 15, 1999          /s/ Matthew P. McClure
      -----------------          ----------------------------------
                                 Matthew P. McClure
                                 General Counsel and Corporate Secretary

Date: November 15, 1999          /s/ Bryan D. Rivers, CPA
      -----------------          ----------------------------------
                                 Bryan D. Rivers, CPA
                                 Controller (Principal Accounting Officer)