Form 10-K
period 1999-12-31
SEIBELS BRUCE GROUP INC
filed 2000-03-30
CIK 276380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31,1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 10, 2000, based on the closing sale price of the registrant's common stock, par value $1.00 per share, as reported on NASDAQ on such date: $13,704,947.

    The number of shares outstanding of the registrant's common stock as of March 10, 2000: 7,831,398.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement in connection with the annual meeting of shareholders to be held May 10, 2000 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Table of Contents............................................................    i

Abbreviations................................................................   ii

                                      PART I

Item 1.          Business....................................................    1

Item 2.          Properties..................................................    9

Item 3.          Legal Proceedings...........................................    9

Item 4.          Submission of Matters to a Vote of Security Holders.........   10

                                     PART II

Item 5.          Market for the Registrant's Common Stock and Related
                 Security Holder Matters.....................................   11

Item 6.          Selected Financial Data.....................................   12

Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   13

Item 8.          Financial Statements and Supplementary Data.................   26

Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   63

                                     PART III

Item 10.         Directors, Executive Officers, Promoters and Control Persons
                 of the Registrant...........................................   64

Item 11.         Executive Compensation......................................   65

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   66

Item 13.         Certain Relationships and Related Transactions..............   66

                                     PART IV

Item 14.         Exhibits, Financial Statements, Schedules and Reports on
                 Form 8-K....................................................   66

Signatures...................................................................   70

                                 ABBREVIATIONS

    The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

AFS..........................................  America's Flood Services, Inc.

CIC..........................................  Catawba Insurance Company

FASB.........................................  Financial Accounting Standards Board

FEMA.........................................  Federal Emergency Management Administration

GAAP.........................................  Generally Accepted Accounting Principles

Graward......................................  Graward General Companies, Inc.

IBNR.........................................  Incurred-But-Not-Reported

INS..........................................  Insurance Network Services, Inc.

Innovative...................................  The Innovative Company

JUA..........................................  Joint Underwriting Association

LAE..........................................  Loss Adjustment Expenses

MGA..........................................  Managing General Agent

NAIC.........................................  National Association of Insurance
                                               Commissioners

NC Facility..................................  North Carolina Reinsurance Facility

NFIP.........................................  National Flood Insurance Plan

PBP..........................................  Premium Budget Plan, Inc.

QualSure.....................................  QualSure Insurance Corporation

RBC..........................................  Risk Based Capital

SAP..........................................  Statutory Accounting Principles

SBIG.........................................  The Seibels Bruce Group, Inc. (also the
                                               "Company" or "Seibels Bruce")

SBC..........................................  Seibels, Bruce & Company

SCAAIP.......................................  South Carolina Associated Auto Insurers Plan

SCIC.........................................  South Carolina Insurance Company

SC Facility..................................  South Carolina Reinsurance Facility

Universal....................................  Universal Insurance Company

WYO..........................................  Write-Your-Own

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

    The Company's primary business unit is its nonstandard automobile operation, which includes its Nashville, North Carolina and South Carolina voluntary automobile operations as well as its non-risk bearing activities as a servicing carrier for the South Carolina Reinsurance Facility ("SC Facility"), the South Carolina Associated Auto Insurers Plan ("SCAAIP") and the North Carolina Reinsurance Facility ("the NC Facility"). This business boasts operations spanning 11 states. In South Carolina, home of the Company's corporate headquarters, the Company is the only insurance provider with a presence in all three components of the nonstandard automobile market--the SC Facility, the SCAAIP and the voluntary market.

    Complementing the Company's nonstandard automobile operation is its flood operations, which now extend well beyond simply writing flood insurance for the National Flood Insurance Program ("NFIP") in 46 states. The Company also offers flood zone determinations, excess flood insurance, flood compliance tracking services and claims supervision and adjusting services.

    Commercial lines and homeowners insurance round out its product lines and further complement the Company's other business units by enabling its agents to bundle its products for a more complete insurance portfolio.

    The Company seeks to balance fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

    Net (loss) income by business segment is as follows for 1999 and 1998:

                                                             1999       1998
                                                           --------   --------
Automobile...............................................  $(12,865)  $  (814)
Flood....................................................     2,377        24
Commercial...............................................       698    (2,090)
All other................................................     2,254       (14)
                                                           --------   -------
                                                           $ (7,536)  $(2,894)
                                                           ========   =======

    See Note 13 in Part II, Item 8 for information on each segment.

    For fiscal 1999, Seibels Bruce posted a net loss of $7,536 or ($.99) per share, compared with a net loss of $2,894 or ($0.39) per share in 1998.

    Fiscal year 1999 was a disappointing year for the Company. In its nonstandard automobile operations, Seibels Bruce relocated its Universal Insurance Company ("UIC") operations back to Winston-Salem, North Carolina after an unsuccessful consolidation attempt with our Nashville subsidiary. With the relocation completed, the Company has seen an improvement in premium volume produced in its North Carolina operations. The Company also has implemented more stringent underwriting guidelines and has taken action resulting from agent profitability reviews in its Nashville operation to improve loss ratios and has reduced operating expenses. The Company has begun to see the benefits of these actions in January and February 2000. In its South Carolina automobile line of business, the Company saw tremendous voluntary premium growth related to the change in the South Carolina law (Act 154), which went into effect March 1, 1999. In its flood business, Seibels Bruce continued to expand its book of business and offer flood zone determinations through its West Coast operation, America's Flood
Services, Inc. ("AFS"). Seibels Bruce, through its reinsurance structure, made commercial lines catastrophe neutral. Even with all of the hurricane activity this year, commercial lines managed to produce a small profit.

    The following table sets forth the sources of the Company's direct and net written premiums for the year ended December 31, 1999 and 1998:

                                                      1999
                             -------------------------------------------------------
                               AUTO      FLOOD     COMMERCIAL   ALL OTHER    TOTALS
                             --------   --------   ----------   ---------   --------
Direct written premium.....  $119,928   $34,355     $14,318        $5       $168,606
Net written premium........    47,700        49      (1,530)        2         46,221
                             ========   =======     =======        ==       ========

                                                      1998
                             -------------------------------------------------------
                               AUTO      FLOOD     COMMERCIAL   ALL OTHER    TOTALS
                             --------   --------   ----------   ---------   --------
Direct written premium.....  $132,788   $32,754     $15,585       $447      $181,574
Net written premium........    22,554       (19)      9,251        440        32,226
                             ========   =======     =======       ====      ========

    Sources of premium result from contractual processing with the SC Facility, South Carolina voluntary business, Universal Insurance Company ("Universal") in North Carolina, Graward General Companies, Inc. ("Graward") in Tennessee, flood business, commercial business and runoff book premiums. Net written premium under the Commercial segment resulted from the unearned premium portfolio transfer associated with its 90% quota share reinsurance agreement effective March 1999.

Nonstandard Automobile

    The net losses experienced in 1999 are primarily related to the Company's automobile business. High loss and expense ratios in the Company's Nashville operation, coupled with an unsuccessful attempt to consolidate it with the Company's North Carolina operations, caused significant losses for both operations. Furthermore, extreme growth and high loss ratios typically associated with a new and growing book of business resulted in significant losses in the Company's South Carolina voluntary automobile business.

NASHVILLE OPERATIONS

    During 1999, Seibels Bruce moved its North Carolina operations back to Winston-Salem, North Carolina after an attempt to consolidate it with the Nashville operations. After the separation, the Nashville operation was left with excess capacity and staffing large enough to handle a $70 million premium base while the operation was producing only $24 million in written premiums. In the third quarter of 1999, the Company began cutting its payroll and renegotiated its facilities lease to give up approximately 10,000 square feet of space. Other cost control measures and activities consolidations were also implemented to further reduce the Nashville operation's expense ratios. Concurrent with these measures, the Company began a critical profitability review of the Nashville operation's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These measures were designed to improve the profitability of a core book of business. While the above actions were implemented in 1999, the full benefit of the changes and cost control measures will not be realized until the first quarter of 2000.

NORTH CAROLINA OPERATIONS

    With the relocation of the North Carolina operations back to Winston-Salem, North Carolina, the Company began to repair damaged relationships with agents and their clients who had suffered poor customer service during the consolidation efforts. This operation incurred approximately $2 million in expenses related to the move to Nashville and the subsequent move back to Winston-Salem. The Company has been very pleased with the response to our relocation and look forward to a profitable year in 2000 in the North Carolina market. This book of business is much more seasoned than either the Nashville or South Carolina automobile books and normally produces a more favorable loss ratio.

SOUTH CAROLINA OPERATIONS

    The Company's strength in the South Carolina nonstandard automobile market is based on the Company's history as a servicing carrier for the SC Facility since its creation in 1974. Seibels Bruce continues to build its voluntary nonstandard automobile business, a program launched in 1997. In October 1998, Seibels Bruce announced that it had been selected as one of two insurance servicing carriers that will make up the nonstandard automobile SCAAIP. As the SC Facility is run off, SCAAIP will provide insurance to drivers unable to obtain coverage in the voluntary market. This selection distinguishes Seibels Bruce as the only insurance company to participate in all three segments of the South Carolina nonstandard automobile insurance market.

    The losses experienced in the South Carolina operations source primarily from two factors. First, the Company wrote approximately $22 million in voluntary nonstandard automobile insurance during the ten months since the runoff of the SC Facility began on March 1, 1999. Such rapid growth customarily strains earnings as it takes time for earned premiums to build to the level of written premiums and, thus, support the Company's overhead. Secondly, and as is typically associated with a rapidly growing premium base, the South Carolina book of business experienced higher than average loss and general expense ratios caused by a lower earned premium base, acceptance of higher insurance risks and the front-end staffing and facilities growth required for a growing premium base. The Company is currently in the process of reviewing this entire book of business and implementing cost containment measures designed to improve existing loss and general expense ratios.

Flood

    Seibels Bruce's other core product line, flood operations, experienced substantial growth again in 1999. The Company's written premiums for flood in 1999 increased at a rate nearly doubling that of the NFIP. Seibels Bruce added to its experienced flood sales force and was able to acquire several large books of flood business from independent agents throughout the nation. This was achieved by expanding the Company's product lines and services available to the independent agents.

    The Company's flood product line includes flood insurance, excess flood insurance, flood zone determinations, claims processing and compliance tracking services. The Company's basic flood insurance products are underwritten by the NFIP, a federal government program that sets the policy rates, bears the risks and pays the claims. Seibels Bruce, working with independent agents throughout the United States, issues the policies and processes the claims. NFIP policies cover up to $250,000 in damage per home; however, this level of coverage is inadequate for many larger homes. Excess flood insurance provides coverage for larger, more expensive homes. The Company's excess flood products allow it to insure homes up to the full replacement value. Seibels Bruce receives additional, non risk-bearing income since it acts as a broker of this product, and allows the Company to improve relationships with its agents by offering a broader product portfolio.

    Other flood related products the Company offers, through AFS, are flood zone determinations and flood zone mapping services. These services are provided primarily to mortgage originators to determine whether or not homes are located in flood zones and require flood insurance. These services allow the Company to offer more complete services to agents and institutions, provide the Company with an even stronger presence in the flood market and expand the channels of distribution for the Company's complementary products.

    Claims processing has been a major revenue and earnings component for Seibels Bruce over the past several years and is a weather-dependent piece of the Company's flood operations. Whereas most property and casualty insurance companies suffer risk-based losses during hurricanes and floods, Seibels Bruce benefits strongly as a fee-based processor of claims for the NFIP. The addition of AFS gives the Company a presence for flood claims processing on both coasts, an important element of diversification and scale for weather-dependent operations.

Insurance Adjusting

    The Company's premium concentration in the catastrophe heavy Southeast led to the 1996 creation of a catastrophe adjusting business, Insurance Network Services ("INS"), to manage the Company's internal claims volume. INS currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting. These services expand the Company's business opportunities by complementing its core flood operations and by allowing it to adjust claims for other insurance companies. INS' operations assisted the Company in adjusting claims from Hurricanes Dennis, Floyd and Irene in 1999. The Company's experience in processing flood claims led to the award of two statewide windstorm contracts, a strong indication of its growing presence in the catastrophe claims adjusting market.

Commercial Lines

    In 1998, Seibels Bruce accomplished its major strategic initiative in commercial lines--converting from a managing general agent ("MGA") role to retaining risk for commercial policies. The transition was a success, and Seibels Bruce retained more than 75 percent of the policies it had originally underwritten as an MGA. This is largely attributable to the long-standing relationships Seibels Bruce has developed with the commercial lines agents that sell its products.

    Commercial lines represents an important diversification for Seibels Bruce, further rounding out its product lines and enabling the agents to bundle Seibels Bruce's products for a more complete insurance portfolio. This diversification makes Seibels Bruce more attractive to agents, makes it easier for them to work with the Company and enables them to better serve their customers.

    The commercial lines operation was profitable in 1999, despite all of the hurricane activity. These results were largely due to an effective reinsurance structure implemented after the operation incurred significant losses and claims activity from Hurricane Bonnie in 1998.

Reinsurance

    The Company currently reinsures 75% of its nonstandard automobile business through a quota share reinsurance agreement entered into during the fourth quarter of 1999. This type of reinsurance is designed to increase the capacity of the Company to write new and renewal business. The Company cedes a portion of the premiums to the reinsurers, net of a ceding commission, and collects the same portion of claims payments from the reinsurers. The lead reinsurers for the automobile business are Scandinavia Re and NAC Re.

    In March 1999, the Company entered into a 90% quota share reinsurance arrangement with Erie Re for its commercial lines. The Company also carries facultative and umbrella reinsurance on commercial lines.

    Before suspending underwriting operations in the first half of 1995, the Company reinsured a portion of its risks. Business was ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large catastrophic occurrences. The Company's principal reinsurer under the prior agreements, in terms of the amount of reinsurance recoverable on incurred losses, is Swiss Reinsurance American Corporation.

    Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

    In its capacity as a servicing carrier, the Company issues policies for automobile and flood insurance and then reinsures 100% of these risks with the SC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes these balances from the SC Facility and the NFIP are fully collectable.

Investment and Investment Results

    The Company's cash and investments were as follows at December 31:

                                              1999                      1998
                                          ASSET VALUES      %       ASSET VALUES      %
                                          ------------   --------   ------------   --------
U.S. Government, government agencies and
  authorities...........................    $15,135        25.4       $34,786        54.1
States, municipalities and political
  subdivisions..........................        381         0.7           635         1.0
Corporate bonds.........................     16,059        26.9         4,274         6.7
                                            -------       -----       -------       -----
  Total debt securities.................     31,575        53.0        39,695        61.8
Cash & short term investments...........     26,722        44.8        23,141        36.0
Equity securities.......................      1,317         2.2         1,306         2.0
Other long term investments.............         --          --           108         0.2
                                            -------       -----       -------       -----
  Total cash and investments............    $59,614       100.0       $64,250       100.0
                                            =======       =====       =======       =====

    Asset values represent market values at December 31, 1999 and 1998, respectively. During the fourth quarter of 1997, the Company invested
$1.4 million in Sunshine State Holding Company. This investment was a combination of $0.8 million in equity and $0.6 million in loans. As its equity investment exceeds 20% of the equity of Sunshine State Holding Company; the Company's equity in the undistributed earnings of the unconsolidated affiliate are included in current earnings.

    The following table sets forth the consolidated investment results for the three years ended December 31:

                                           1999          1998          1997
                                         --------      --------      --------
Total investments (1)..................  $60,531       $58,015       $49,921
Net investment income..................  $ 2,835       $ 3,271         3,121
Average yield..........................      4.7%          5.6%          6.3%
Net realized investments (losses)
  gains................................  $   (91)      $    85       $   218

(1) Average of the aggregate invested amounts (market values) as of the beginning of the year, March 31, June 30, September 30, and year-end.

Regulation

STATE REGULATION. Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency which must be met and maintained by insurers, license insurers and agents; and to approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

    Most states have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Four of the Company's insurance subsidiaries are domiciled in the state of South Carolina and are principally regulated by the South Carolina Department of Insurance. Universal is domiciled in North Carolina and is principally regulated by the North Carolina Department of Insurance. Kentucky Insurance Company ("KIC"), formerly a subsidiary of Catawba Insurance Company ("CIC"), is domiciled in Kentucky and is principally regulated by the Kentucky Department of Insurance. KIC was sold to an unrelated party in October 1999 resulting in a realized gain of approximately $243.

    Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they conduct business and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. South Carolina, North Carolina and Kentucky insurance laws, rather than federal bankruptcy laws, would apply to the liquidation or reorganization of any of the Company's insurance companies. An examination of South Carolina Insurance Company ("SCIC"), and its subsidiary companies, Consolidated American Insurance Company, CIC, Universal, and Investors National Life Insurance Company of South Carolina as of December 31, 1998 was completed during 1999 with no material findings.

    The South Carolina Department of Insurance has placed a minimum statutory capital and surplus requirement on SCIC. These surplus requirements are in excess of that required by each state's insurance statutes. At December 31, 1999, SCIC's statutory capital and surplus was in excess of the required minimum. The Company is working with the South Carolina and North Carolina Departments of Insurance on an intercompany pooling arrangement whereby the property and casualty insurance subsidiaries would share proportionately in their pooled net underwriting gain or loss. The pooling arrangement would further assist the Company's management in evaluating its statutory operations, simplify the Company's organizational structure and eliminate the additional surplus requirements of the South Carolina Department of Insurance.

NAIC GUIDELINES. The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 1999, all of the insurance subsidiaries have ratios in excess of the level which would prompt regulatory action.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

    The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments on outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

    South Carolina and North Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least 30 days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under applicable statutes and regulations.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of
(i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 1999, SCIC had negative earned surplus.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2000, no dividends are available from Universal to the Company.

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

Required Participation

STATE RESIDUAL MARKET PLAN. Most states in which the Company's property and casualty insurance group writes business have collective pools, underwriting associations, reinsurance facilities assigned risk plans and/or other types of residual market plans, the largest being the SC Facility and the NC Facility, pursuant to which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's share of the voluntary market in a given state.

SOUTH CAROLINA AUTOMOBILE. The SC Facility is an unincorporated, non-profit administrative state sponsored plan. The SC Facility provides a mechanism for the insurance companies doing business in the state of South Carolina to cede mandated, high-risk coverages under automobile policies to the SC Facility and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina is required to participate in the SC Facility. When policyholders whose premiums have been ceded to the SC Facility incur a loss, the member company which issued the policy adjusts the loss and subsequently is reimbursed for the loss and loss adjustment expenses ("LAE") by the SC Facility. The SC Facility has also created a pool of "Designated Agents", which are agencies usually comprised of a single independent agent who lost his or her access to the voluntary automobile market. Designated Agents are assigned to one of the SC Facility's servicing carriers. Prior to October 1, 1996, the cession or retention of physical damage was dictated by whether or not the risk was "pointed" or "clean". Only clean risk physical damage could be ceded to the SC Facility prior to October 1, 1996. Effective October 1, 1996, however, physical damage was removed from the mandate, and the SC Facility agreed to accept any physical damage, pointed or clean, provided that SC Facility-filed premium rates were used.

    In 1997, the South Carolina State General Assembly passed legislation which transforms the SC Facility into the SCAAIP, a Joint Underwriting Association ("JUA"), effective March 1, 1999. As of March 1, 1999, insurance companies could no longer cede new business to the SC Facility. Non-servicing

Carriers continued to cede renewals to the SC Facility until October 1, 1999 and Servicing Carriers may continue to cede renewals to the SC Facility until March 1, 2002. All renewals ceded after March 1, 1999 must be ceded at the rate level approved for the SC Facility. The new JUA began accepting business on March 1, 1999. The initial rate level for the JUA is approximately 150% of the current SC Facility rate. The legislation allowed the current Designated Agents to receive voluntary contracts without jeopardizing their Designated Agent Status.

NATIONAL FLOOD INSURANCE PROGRAM. FEMA's Federal Insurance Administration manages the NFIP. The NFIP regulations established the "Financial Assistance/Subsidy Arrangement" pursuant to which the NFIP Administrator and the private sector insurers participate in the Write-Your-Own ("WYO") Program. Under the WYO Program, insurers which are parties to a Financial Assistance/Subsidy Arrangement may issue, in the NFIP name, a Standard Flood Insurance Policy, the form and substance of which is approved by the NFIP Administrator. Insurers are responsible for all aspects of service, including policy issuance, endorsements and renewals of policies and adjustments of claims brought under the policies, and the NFIP Administrator monitors the performance levels of all insurers participating in the WYO Program.

    The Company is required to furnish FEMA such summaries and analyses of information, including claims information, as may be necessary to carry out the purposes of the National Flood Insurance Act of 1968, as amended.

Competition and Other Factors

    The Company operates in highly competitive industry markets. Many of its competitors have greater financial resources and higher ratings from A. M. Best than the Company. In general, the Company competes with both large national writers and smaller regional companies in each state in which it operates. These competitors include other companies that, like the Company, serve the agency market as well as companies that sell insurance directly to policyholders. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased customer base loyalty, and, potentially, reduced acquisition costs.

NONSTANDARD AUTOMOBILE INSURANCE BUSINESS. The Company is one of three servicing carriers for the SC Facility and one of three servicing carriers for the JUA. The Company competes with the major carriers for nonstandard voluntary automobile business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in its best interest to match such price decreases; choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds.

    Effective March 1, 1999, the SC Facility began a three-year transition period into the SCAAIP. The Company believes that one result of the transition will be that the SC Facility's rates will increase to a level that will trigger a voluntary exit from the SC Facility by customers able to obtain more attractive rates in the voluntary market. In this event, the Company feels there will be an opportunity to attract those customers to its nonstandard automobile insurance products, and, eventually, into standard and preferred automobile products. In particular, the Company believes its Designated Agent relationships, its underwriting data and experience with the SC Facility and knowledge of the South Carolina automobile insurance market will allow it to obtain additional business.

    Competition in the North Carolina market is driven not only by price, but also by premium financing. The North Carolina market is sensitive to the down payment required on a nonstandard automobile policy. The Company, through its subsidiary Premium Budget Plan ("PBP"), offers down payments similar to those of its competitors.

FLOOD PROGRAM. Factors influencing the choice of a competitor over the Company include a competitor's ability to offer homeowners or other property products to agents, and a competitor's ability to increase commission rates and on-line policy issuance capability. The Company has been impacted by not having a homeowners product to complement its flood insurance, especially in Florida. Thus, the Company has signed a joint marketing agreement with Sunshine State Insurance Company, which gives the Company's agents access to a homeowners product.

    Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting
Agencies, Inc., a managing general agent for QualSure Insurance Corporation. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this is an excellent investment that capitalizes upon its considerable experience in claims adjudication and provides a substantial source of additional fee-based income to supplement its risk bearing operations.

COMMERCIAL LINES. As the Company resumed writing risk-bearing commercial business in 1998, new competitive factors arose. The Company continued, and will continue, to focus on small businesses in developing its "Main Street" book of business, but competition in this market is intense. The Company will be competing with large national and regional carriers, many with higher A.M. Best ratings than the Company, which influences the decisions of many commercial insurance customers. In addition, companies offering workers' compensation coverage may reap some competitive advantage. The Company is reinsuring its book of business with A+ rated carriers in an attempt to minimize the effects of not having its own rating. The Company is also investigating certain niche markets in which it believes the competition will be less and the lack of an A.M. Best rating will have little impact.

Employees

    At December 31, 1999 and 1998, the Company and its subsidiaries employed a total of 516 and 544 employees, respectively. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

    The Columbia, South Carolina headquarters, containing approximately 141,000 square feet of occupied space, is owned by the Company and used primarily by its property and casualty insurance operations. The Winston-Salem, North Carolina office houses Universal. That office contains approximately 18,000 square feet and is leased through 2005. Graward is located in Nashville, Tennessee. That office consists of approximately 20,000 square feet and is leased through 2002. AFS is located in Rancho Cordova, California. AFS leases approximately 5,200 square feet with the lease expiring in 2002. Some additional premises are leased by the Company in locations in which it operates. Management believes that these facilities are sufficient for the Company's current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification from Premium Service Corporation of Columbia ("Premium") and Seibels, Bruce & Company ("SBC") pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SBC and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management is vigorously defending this complaint and believes the Company has no liability in the case. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas.

    CIC was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe CIC has basis for non-payment of such amounts. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas, Fifth Judicial Circuit.

    On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6 million that it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. The purchase agreement provides methods for resolving the differences as to the appropriate adjustments to the purchase price. On December 18, 1998 the sellers filed a demand for arbitration regarding the parties dispute over the purchase price adjustments. Thereafter, the parties reached tentative agreement regarding some, but not all, of the disputed purchase price adjustments. The parties then agreed to limit the scope of the arbitration to a determination whether an adjustment was required for the way in which the sellers had previously accounted for LAE at Graward. On February 7, 2000, the arbitration panel ruled that the Company was not entitled to the requested $1.08 million purchase price adjustment on the LAE issue, although the panel left open the question of whether a new independent audit of Graward's 1997 financial statements could result in such an adjustment. The Company is continuing to evaluate its options regarding the arbitration ruling. Management continues to believe that the purchase price will be adjusted in its favor based on subsequent negotiation and/or litigation with the sellers of Graward.

    On March 1, 2000, the Company received a demand from Generali-U.S. Branch ("Generali") for arbitration of claims arising under the April 1995 Agency Agreement between Generali and Graward. Generali seeks to recover approximately $7.64 million plus interest, costs, disbursements, and attorneys' fees. The Company has not yet responded to this demand.

    The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders by the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Company's common stock is quoted and traded on the National Association of Securities Dealers Automated Quotations System (NASDAQ) under the symbol "SBIG." The following table sets forth the range of high and low closing bid prices as reported on NASDAQ. Such bid prices represent inter-dealer quotations, without retailer mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 10, 2000, the last reported bid price of the common stock on NASDAQ was $1.75 per share.

2000                                                            HIGH       LOW
----                                                          --------   --------
First quarter (through March 10, 2000)......................   $2.00      $1.50

1999                                                            HIGH       LOW
----                                                          --------   --------
First quarter...............................................   $3.75      $2.75
Second quarter..............................................   $6.13      $3.25
Third quarter...............................................   $5.63      $2.94
Fourth quarter..............................................   $2.88      $1.56

1998                                                            HIGH       LOW
----                                                          --------   --------
First quarter...............................................   $8.38      $7.00
Second quarter..............................................   $8.38      $6.88
Third quarter...............................................   $7.31      $3.88
Fourth quarter..............................................   $4.88      $3.19

    (b) Holders

    There were approximately 2,714 shareholders of record as of March 10, 2000. This number does not include beneficial owners holding shares through nominee or "street" names.

    (c) Dividends

    There have been no dividends declared by the Company on its common stock during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends on common stock in the foreseeable future. The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments on outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates. SCIC and Universal are regulated as to their payment of dividends by their respective state of domicile's insurance laws. The Company's payment of cash dividends is at the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. See Note 9 of Notes to Financial Statements (Part II, Item 8).

    The Company has 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock and 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock issued and outstanding at
December 31, 1999 and 1998. The special stocks pay quarterly dividends at an annual rate of $0.625 per share and $0.62 per share, respectively. The Company paid a total of $168, $160 and $11 in special stock dividends in 1999, 1998 and 1997, respectively. See Note 9 of Notes to Financial Statements (Part II, Item
8).

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data for each of the five years ended December 31, 1999 is derived from the audited consolidated financial statements of the Company. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
FINANCIAL CONDITION
  Total cash and investments..............  $ 59,614   $ 64,250   $ 51,793   $ 42,944   $ 50,641
  Total assets............................   254,803    295,563    234,618    220,472    224,005
  Total debt..............................    14,986     16,250      3,036         --      2,476
  Special stock...........................     2,700      2,700      2,200         --         --
  Shareholders' equity....................    26,557     35,588     37,544     23,791     10,187
  Shareholders' equity per share..........      3.39       4.58       4.86       3.86       2.44
                                            ========   ========   ========   ========   ========
RESULTS OF OPERATIONS
  Revenues
  Insurance:
    Commission & service income...........  $ 45,652   $ 49,298   $ 44,105   $ 46,419   $ 49,572
    Property & casualty premiums earned...    53,344     22,762      6,580      7,186     10,384
    Credit life premiums earned...........        --         13        156        478        890
  Net investment and other interest
    income................................     4,220      4,645      3,887      3,807      4,330
  Realized gains (losses), net............       338         54        529        (14)       164
  Policy fees and other income............     4,779      4,645        112        151        843
                                            --------   --------   --------   --------   --------
      Total revenues......................  $108,333   $ 81,417   $ 55,369   $ 58,027   $ 66,183
                                            ========   ========   ========   ========   ========
(Loss) income before effect of change in
  accounting principle....................  $ (7,536)  $ (2,293)  $  4,003   $  5,176   $  1,152
Effect of change in accounting
  principle...............................        --       (601)        --         --         --
                                            --------   --------   --------   --------   --------
Net (loss) income.........................  $ (7,536)  $ (2,894)  $  4,003   $  5,176   $  1,152
                                            ========   ========   ========   ========   ========
Basic (loss) earnings per share before
  change in accounting principle..........  $  (0.99)  $  (0.31)  $   0.57   $   1.05   $   0.28

Basic (loss) earnings per share effect of
  change in accounting principle..........        --      (0.08)        --         --         --
                                            --------   --------   --------   --------   --------
Basic (loss) earnings per share after
  change in accounting principle..........  $  (0.99)  $  (0.39)  $   0.57   $   1.05   $   0.28
                                            ========   ========   ========   ========   ========
Diluted (loss) earnings per share before
  change in accounting principle..........  $  (0.99)  $  (0.31)  $   0.55   $   0.94   $   0.27

Diluted (loss) earnings per share effect
  of change in accounting principle.......        --      (0.08)        --         --         --
                                            --------   --------   --------   --------   --------
Diluted (loss) earnings per share after
  change in accounting principle..........  $  (0.99)  $  (0.39)  $   0.55   $   0.94   $   0.27
                                            ========   ========   ========   ========   ========

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

                                    OVERVIEW

    The Company is a provider of automobile, flood and other property and casualty insurance products. The Company is committed to providing quality customer service, building strong agent relationships, developing and capitalizing on territorial knowledge and fostering the creativity and innovation of its people.

    The Company's primary business unit is its nonstandard automobile operation, which includes its Nashville, North Carolina and South Carolina voluntary automobile operations as well as its non-risk bearing activities as a servicing carrier for the SC Facility, the SCAAIP and the NC Facility. This business boasts operations spanning 11 states. In South Carolina, the Company is the only insurance provider with a presence in all three components of the nonstandard automobile market--the SC Facility, the SCAAIP and the voluntary market.

    Complementing the Company's nonstandard automobile operation is its flood operations, which now extend well beyond simply writing flood insurance for the NFIP in 46 states. The Company also offers flood zone determinations, excess flood insurance, flood compliance tracking services and claims supervision and adjusting services.

    Commercial lines and homeowners insurance round out its product lines and further complement the Company's other business units by enabling its agents to bundle its products for a more complete insurance portfolio.

    The Company seeks to balance fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

    Net (loss) income by business segment is as follows for 1999, 1998 and 1997:

                                                     1999       1998       1997
                                                   --------   --------   --------
Automobile.......................................  $(12,865)  $  (814)    $6,755
Flood............................................     2,377        24      1,685
Commercial.......................................       698    (2,090)    (3,995)
All other........................................     2,254       (14)      (442)
                                                   --------   -------     ------
                                                   $ (7,536)  $(2,894)    $4,003
                                                   ========   =======     ======

Nonstandard Automobile

    The net losses experienced in 1999 are primarily related to the Company's automobile business. High loss and expense ratios in the Company's Nashville operation, coupled with an unsuccessful attempt to consolidate it with the Company's North Carolina operations, caused significant losses for both operations. Furthermore, extreme growth and high loss ratios typically associated with a new and growing book of business resulted in significant losses in the Company's South Carolina voluntary automobile business.

South Carolina Operations

    Premium-based fees under the Company's contract with the SC Facility are 8.90% of gross premiums written plus commissions paid to agents. The Company is responsible for paying all costs of processing the policies. The Company also receives income on the claims it pays on behalf of the SC Facility in the amount of 10.98% of the gross paid claims. The Company is responsible for paying all costs to process these claims, including adjusting expenses. However, the SC Facility does reimburse the Company in full for legal expenses associated with processing these claims.

    In accordance with Act 154, the SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility will commence.

    Act 154 provides to South Carolina drivers the most significant changes in automobile insurance in twenty-five years. Act 154 capped recoupment at 10% of the liability premium, offers greater flexibility to insurance companies to match the rate they charge to the risk drivers present and created the SCAAIP to provide insurance to drivers who find it difficult to obtain coverage in the private market. The SC Facility will be replaced with the SCAAIP, which is designed to provide insurance to the highest risk insureds at self-sustaining rates. The Company also writes voluntary nonstandard auto insurance for those drivers who do not renew in the SC Facility or who are referred to the SCAAIP.

    The Company also writes retained physical damage and liability coverage in South Carolina on a voluntary basis. While the Company has been writing nonstandard automobile insurance in South Carolina on a voluntary basis since 1997, the premium volume has been small in comparison to the writings in 1999.

North Carolina Nonstandard Automobile Operations

    In December 1997, the Company purchased Universal. SCIC had written business in North Carolina for many years. With the purchase of Universal, the Company combined its North Carolina operations. The use of two companies in the state, each rating in two tiers, is a great advantage to the nonstandard automobile operations.

    Physical damage coverage is retained on voluntary business in North Carolina, as the NC Facility does not reinsure this coverage. Liability coverage, however, is reinsured 100% in the NC Facility. Companies ceding liability coverage to the NC Facility receive an expense allowance for processing the business and a claims allowance for adjusting the claims on that business. Every company that transacts business in North Carolina is a member of the NC Facility. SCIC is also a member of the Board of Governors of the NC Facility. Both Universal and SCIC write physical damage coverage and voluntary liability coverage in addition to the liability coverage ceded to the NC Facility.

Nashville Operations

    The Company's Nashville subsidiary operates in Arkansas, Georgia, Indiana, Kentucky, Mississippi, Ohio, Tennessee and Virginia. All of its business is retained physical damage and liability coverage on nonstandard automobile. The Company has been working to reduce expenses and improve the loss ratio associated with this book of business.

Flood

    The Company's other core product line, flood operations, experienced substantial growth again in 1999. The Company's written premiums for flood in 1999 increased at a rate nearly doubling that of the NFIP. Seibels Bruce added to its experienced flood sales force and was able to acquire several large books of flood business from independent agents throughout the nation. This was achieved by expanding the Company's product lines and services available to the independent agents.

    As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes in the amount of 31.7% (prior rate of 31.6% was increased 0.10% in October 1999) of gross premiums written. The Company is responsible for paying all costs associated with processing the policies, including a commission to the independent agent. The Company also receives a fee on the claims that it pays on these policies in the amount of 3.3% of incurred claims. The Company is reimbursed for the allocated LAE associated with these claims according to a standard fee schedule.

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

    To further leverage the Company's leadership position, in March 1998, it acquired AFS. Headquartered in Rancho Cordova, California, AFS provides flood zone determinations, flood insurance and flood compliance tracking. AFS's existing book of flood business concentrated on the West Coast is a counterbalance to Seibels Bruce's East Coast business. AFS's flood operations are primarily fee based, providing an additional balance to the Company's risk-based operations.

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

Commercial Lines

    Prior to February 1998, the Company derived revenues from its role as a commercial lines MGA for an unaffiliated insurance company. While the Company performed all services and paid all costs (including the independent agents' commissions) related to administering and processing policies and claims, the policies were written on behalf of the unaffiliated insurance company. The Company's financial statements reflect commission income as a percentage of premiums written but do not reflect the premiums written or associated claims incurred in 1997. Beginning in February 1998, as the commercial policies renewed, the Company began to retain the risk.

    In 1998, the Company accomplished its major strategic initiative in commercial lines--converting from a MGA role to retaining risk for commercial policies. The transition was a success, and Seibels Bruce retained more than 75 percent of the policies it had originally underwritten as an MGA. This is largely attributable to the long-standing relationships the Company has developed with the commercial lines agents that sell its products.

    Commercial lines represents an important diversification for the Company, further rounding out its product lines and enabling the agents to bundle the Company's products for a more complete insurance portfolio. This diversification makes the Company more attractive to agents, makes it easier for them to work with the Company and enables them to better serve their customers.

    The commercial lines operation was profitable in 1999, despite all of the hurricane activity. These results were largely due to an effective reinsurance structure implemented after the operation incurred significant losses and claims activity from Hurricane Bonnie in 1998.

Insurance Adjusting

    The Company's premium concentration in the catastrophe heavy Southeast led to the 1996 creation of a catastrophe adjusting business, INS, to manage the Company's internal claims volume. INS currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting. These services expand the Company's business opportunities by complementing its core flood operations and by allowing it to adjust claims for other insurance companies. INS' operations assisted the Company in adjusting claims from Hurricanes Dennis, Floyd and Irene in 1999. The Company's experience in processing flood claims led to the award of two statewide windstorm contracts, a strong indication of its growing presence in the catastrophe claims adjusting market.

Runoff

    The Company continues to maintain reserves and pay significant claims with respect to its runoff operations. These operations consist primarily of general liability policies that include contractors' liability and environmental coverages primarily in California and commercial (including workers' compensation) and personal lines policies in the Southeast. The runoff of claims on these policies created substantial losses to the Company over the past
10 years. In addition, the Company's runoff segment contains the management of runoff reserves from prior business in the 1980's and runoff from a nonstandard homeowners MGA book of business in Kentucky and Tennessee entered into in early 1997. The Company discontinued writing new business in this MGA book of business in October of 1998.

                             RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

COMMISSION AND SERVICE INCOME

    Commission and service income for the year ended December 31, 1999 decreased $3.6 million, or 7.3%, to $45.7 million from $49.3 million for the year ended December 31, 1998. The automobile and commercial segments experienced declines of $5.6 million and $0.8 million, respectively, related to the runoff of the SC Facility. Offsetting these decreases was an increase in the flood segment of $2.8 million resulting from increased storm-related activities and services.

PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums earned for the year ended December 31, 1999 increased $30.5 million, or 134.4%, to $53.3 million from $22.8 million for the year ended December 31, 1998. This increase is due to a $31.6 million increase in nonstandard automobile premiums offset by a $0.8 million decrease in commercial multi-peril premiums. The increase in nonstandard automobile earned premiums is a result of the Company's continued emphasis on premium growth during 1999 in addition to an entire year of sustained premium growth from Graward, which was acquired in May 1998, versus only seven comparable months during 1998. The decrease in commercial multi-peril earned premiums is a result of the unearned premium portfolio transfer associated with its 90% quota share reinsurance agreement effective March 1999. The remaining change in property and casualty premiums earned is attributable to a $0.3 million decrease in earned premium in the Company's runoff operation.

CREDIT LIFE PREMIUMS EARNED

    There were no credit life premiums earned for the year ended December 31, 1999 as this operation is nearing completion of its runoff.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income for the year ended December 31, 1999 decreased 9.1%, or $0.4 million, to $4.2 million from $4.6 million for the year ended December 31, 1998. This decrease is due to a $4.6 million reduction in the Company's total cash and investments to fund operations and service its debt. Furthermore, the Company's average investment yield decreased to 4.7% in 1999 from 5.6% for 1998 due primarily to the Company's conservative investment portfolio consisting of significant investments in obligations of the U.S. Government and government agencies and authorities.

REALIZED GAINS

    Realized gains for the year ended December 31, 1999 consists of a gain on the sale of one of the Company's insurance subsidiaries, KIC, of $0.2 million and a gain on the sale of one of the Company's vacant buildings of $0.2 million. These gains were offset by losses of $0.1 million related to the write off of certain leasehold improvements of the Nashville operation associated with the renegotiation of its lease for office space.

POLICY FEES AND OTHER INCOME

    Policy fees and other income for the year ended December 31, 1999 increased 2.9%, or $0.2 million, to $4.8 million from $4.6 million for the year ended December 31, 1998. This increase is due primarily to a full year of operations with Graward, which was acquired in May 1998, versus only seven months of operations during 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Property and casualty losses and loss adjustment expenses for the year ending December 31, 1999 increased $20.7 million, or 81.8%, to $46.0 million from $25.3 million for the year ended December 31, 1998. This increase is due to the Company's higher than expected losses on the increased premiums earned in 1999.

POLICY ACQUISITION COSTS

    Policy acquisition costs increased $23.5 million for the year ended December 31, 1999 compared to 1998, or 230.4%. Policy acquisition costs for the year ended December 31, 1999 were $33.7 million, as compared to the year ended December 31, 1998 of $10.2 million. The Company attributes this increase to the costs associated with the underwriting activities necessary to generate earned premium.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses for the year ended December 31, 1999 decreased $11.9 million or, 25.4%, to $34.9 million from $46.8 million for the year ended December 31, 1998. This decrease is due to significant one-time charges incurred and expensed in 1998, including $1.0 million associated with Year 2000 remediation and legal expenses; as well as, approximately
$2.0 million in other unusual charges. In addition, cost control measures designed to reduce the Company's operating expense ratios were implemented in the third quarter of 1999.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

COMMISSION AND SERVICE INCOME

    Commission and service income for the year ended December 31, 1998 increased $5.2 million or 11.8% to $49.3 million from $44.1 million for the year ended December 31, 1997. Of this increase, $2.3 million relates to flood premium-based fees on a $6.9 million increase in flood written premiums while $0.7 million relates to flood claim-based fees and $1.3 million relates to flood zone determinations. Fees generated by acting as an MGA for another insurance company decreased $4.3 million as that contract was terminated in February 1998. However, this was more than offset by a $5.2 million increase in various state facility premium and claim-based fees.

PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums earned for the year ended December 31, 1998 increased $16.2 million, or 245.9% to $22.8 million from $6.6 million for the year ended December 31, 1997. This increase is due to a $14 million increase in nonstandard automobile premiums and a $2.2 million increase in commercial multi-peril premiums. The increase in nonstandard automobile earned premiums is a result of re-entering the voluntary market in South Carolina, the purchase of Universal in December 1997 and the purchase of Graward in May 1998. The increase in commercial multi-peril earned premiums is a result of switching from a MGA status to a retained risk status in February 1998.

CREDIT LIFE PREMIUMS EARNED

    Net credit life premiums earned decreased $0.1 million in 1998 compared to 1997 as the Company continues to runoff its life company operations.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income for the year ended December 31, 1998 increased 19.5% or $0.8 million to $4.6 million from $3.9 million for the year ended December 31, 1997. This increase is due to a $12.5 million increase in 1998 in cash and investments. The average investment yield for the Company remained at 5.9% for the year.

REALIZED GAINS

    The decrease in realized gains of $0.5 million is primarily attributable to a nonrecurring gain of sale of one of the Company's buildings of $0.3 million during 1997.

POLICY FEES AND OTHER INCOME

    Policy fees and other income for the year ended December 31, 1998 increased 4,047.3% or $4.5 million to $4.6 million from $0.1 million for the year ended December 31, 1997. This increase is almost entirely due to policy fee income generated by Graward which was acquired in May 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Property and casualty losses and loss adjustment expenses for the year ending December 31, 1998 increased $16.5 million, or 185.8% to $25.3 million from $8.8 million for the year ended December 31, 1997. This increase is due to the Company's re-entry into the retained risk business. Of this amount, $0.5 million relates to hurricane related losses.

POLICY ACQUISITION COSTS

    Policy acquisition costs increased $9.0 million for the year ended December 31, 1998 compared to 1997, or 746.9%. The Company attributes this increase to the costs associated with the underwriting activities necessary to generate earned premium.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses for the year ended December 31, 1998 increased $5.7 million, or 13.9% to $46.8 million from $41.1 million for the year ended December 31, 1997. This increase is due to the operating costs associated with the new acquisitions, AFS and Graward. In addition, the Company has experienced $0.5 million in Year 2000 remediation expenses, $0.5 million in legal expenses related to an arbitration case and approximately $2.0 million related to other one-time charges.

                   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    Loss and LAE reserves are estimates at a given point in time of the amount of claims that the insurer expects to pay claimants plus investigation and litigation costs, based on facts and circumstances then known. It can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust existing estimates of liability.

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

    The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered, an increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends as adjusted for changes in underwriting standards, policy provisions, and general economic trends.

    These anticipated trends are monitored based on actual developments and are modified as necessary. The Company does not discount its loss and LAE reserves.

    The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements:

                                                1999        1998       1997
                                              ---------   --------   ---------
Liability for losses and LAE at the
  beginning of the year:
  Gross liability per balance sheet.........  $ 119,976   $114,770   $ 132,152
  Ceded reinsurance recoverable, classified
    as an asset.............................    (83,654)   (75,616)    (84,725)
                                              ---------   --------   ---------
  Net liability.............................     36,322     39,154      47,427
                                              ---------   --------   ---------
Reserves acquired in purchase of
  Universal.................................         --         --       2,655
                                              ---------   --------   ---------
Provision for losses and LAE for claims
  occurring in the current year.............     47,250     24,450      12,202
(Decrease) increase in estimated losses and
  LAE for claims occurring in prior years...     (1,240)       819      (3,362)
                                              ---------   --------   ---------
                                                 46,010     25,269       8,840
                                              ---------   --------   ---------
Losses and LAE payments for claims occurring
  during
  Current year..............................     30,827     18,398       8,845
  Prior years...............................     11,672      9,703      10,923
                                              ---------   --------   ---------
                                                 42,499     28,101      19,768
                                              ---------   --------   ---------
Liability for losses and LAE at the end of
  the year:
  Net liability.............................     39,833     36,322      39,154
  Ceded reinsurance recoverable, classified
    as an asset.............................     74,017     83,654      75,616
                                              ---------   --------   ---------
  Gross liability per balance sheet.........  $ 113,850   $119,976   $ 114,770
                                              =========   ========   =========

    The ceded reinsurance recoverable on paid and unpaid losses and LAE, classified as an asset, includes $66.4 million, $94.4 million and $97.6 million at the end of 1999, 1998 and 1997, respectively, of balances recoverable from the SC Facility, the NC Facility and the NFIP.

    The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows for the years ended December 31:

                                                            1999       1998
                                                          --------   --------
Net liability on a SAP basis as filed in annual
  statement.............................................  $ 40,741   $ 36,952
Established salvage and subrogation recoveries recorded
  on a cash basis for SAP and on an accrual basis for
  GAAP..................................................      (908)      (630)
                                                          --------   --------
Net liability on a GAAP basis, at year end..............    39,833     36,322

Ceded reinsurance recoverable classified as an asset....    74,017     83,654
                                                          --------   --------

Gross liability on a GAAP basis, at year end............  $113,850   $119,976
                                                          ========   ========

    The following table reflects the loss and LAE development for 1999 and 1998 on a GAAP basis:

                                                           UNPAID LOSSES    RE-ESTIMATED AS    CUMULATIVE
                                                              AND LAE      OF ONE YEAR LATER   DEFICIENCY
                                                           -------------   -----------------   ----------
1999:   Gross liability..................................    $113,850
        Less reinsurance recoverable.....................      74,017
                                                             --------
        Net liability....................................    $ 39,833
                                                             ========

1998:   Gross liability..................................    $119,976           $121,199         $(1,223)
        Less reinsurance recoverable.....................      83,654             81,998           1,656
                                                             --------           --------         -------
        Net liability....................................    $ 36,322           $ 39,201         $(2,879)
                                                             ========           ========         =======

    The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten year period for retained business only for year ended December 31 (in millions):

                             1989   1990   1991   1992   1993   1994   1995   1996   1997   1998   1999
                             ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Liability for unpaid losses
  and LAE (SAP)............  $122   $114   $112   $118   $120   $80    $62    $48    $39    $36    $40

Cumulative liability paid
  through..................
  One year later...........  $ 78   $ 77   $ 63   $ 30   $ 65   $26    $16    $ 9    $11    $ 6
  Two years later..........   121    116     50     84     86    42     29     17     11
  Three years later........   145     93     91    102     99    52     35     17
  Four years later.........   115    125    104    112    108    58     35
  Five years later.........   139    135    111    120    114    58
  Six years later..........   147    140    117    125    114
  Seven years later........   151    146    122    126
  Eight years later........   156    151    122
  Nine years later.........   160    151
  Ten years later..........   160

Liability re-estimated as
  of:
  One year later...........  $135   $136   $119   $129   $138   $85    $63    $45    $40    $39
  Two years later..........   150    147    124    139    144    87     62     45     40
  Three years later........   156    151    134    151    143    85     62     45
  Four years later.........   159    161    145    149    141    85     62
  Five years later.........   168    172    143    150    141    85
  Six years later..........   180    171    145    149    141
  Seven years later........   178    173    145    149
  Eight years later........   181    173    145
  Nine years later.........   182    173
  Ten years later..........   182

Cumulative (deficiency)
  redundancy...............  $(60)  $(59)  $(33)  $(31)  $(21)  $(5)   $--    $ 3    $(1)   $(3)
                             ====   ====   ====   ====   ====   ===    ===    ===    ===    ===

    The preceding table presents the development of balance sheet liabilities on a SAP basis for 1989 through 1999. The top line of the preceding table shows the initial estimated liability on a SAP basis. This liability represents the estimated amount of losses and LAE for claims arising in years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. The next portion of the table reflects the cumulative payments made for each of the indicated years as they have developed through time. This table has been adjusted for a modification made to 1994 paid losses on a GAAP basis not recorded for statutory net losses incurred. On a statutory basis, the modification is a reclassification only and has no effect on income.

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

    A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The

Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20 million in losses and LAE. As of December 31, 1999 and 1998, $13.8 million and $8.7 million, respectively, of claims payments have been made by the other company since the settlement date.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
Pending, January 1..........................................     43         47
New claims advised..........................................      4         10
Claims settled..............................................      3         14
                                                                 --         --
Pending, December 31........................................     44         43
                                                                 ==         ==

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and $500 after that date. The claims are reserved as follows as of December 31, 1999 and 1998:

                                                               1999       1998
                                                             --------   --------
Case reserves..............................................   $3,196    $ 4,243
IBNR reserves..............................................    3,193      3,950
LAE reserves...............................................    1,083      1,900
                                                              ------    -------
Total......................................................   $7,472    $10,093
                                                              ======    =======

    The claims involve four Superfund sites, eight asbestos or toxic claims, two underground storage tanks and 30 miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

    In estimating the liability for reported and estimated losses and LAE related to environmental and construction defect claims, management considers facts currently known along with current laws and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In exposures on both known and unasserted claims, estimates of the liabilities are reviewed and updated continually. The potential development of losses is restricted by policy limits.

    Because only 44 claims remain open as of December 31,1999, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                        LIQUIDITY AND CAPITAL RESOURCES

    Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, policy fees, investment income and sales and maturities of investments. The principal uses of cash are payments of claims, interest and operating expenses. Cash outflows can be variable because of the uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

    Net cash used in operations totaled $1.0 million for 1999, compared to net cash provided of $8.0 million in 1998 and a net cash use of $2.4 million in 1997. Significant sources and uses of cash flows from operating activities included uses of $10.0 million due to a decrease in unearned premiums, of which $7.1 million related to retained business. The decrease was due to a quota share reinsurance contract entered into in the fourth quarter of 1999 whereby the Company ceded 75 percent of its unearned premium portfolio from its nonstandard automobile operations. Another significant use of funds was related to balances due other insurance companies, which decreased by $18.6 million in 1999. The decrease was due to the Company not reinsuring its automobile lines until late in the fourth quarter and running off the prior reinsurance contract, which expired in April 1999. A decrease in the unpaid loss and loss adjustment expenses used $6.1 million as a result of the Company's efforts to settle aged claims. Significant sources of funds resulted from a reduction in reinsurance recoverable on losses and LAE of $21.1 million due to the Company's running off old automobile reinsurance contracts and the SC Facility switching to monthly reimbursements due the Company for its premium processing and claims adjudication services. An additional $6.6 million and $1.2 million of cash was provided from collections of premiums and agents' balances receivable and premium notes receivable, respectively, due to the Company's increased collections efforts.

    Investing activities in 1999 provided cash in the amount of $5.8 million. A major source of funds from investing activities came from the sale of one of the Company's insurance subsidiaries, KIC. KIC was sold in the fourth quarter for $3.1 million. The Company also sold a vacant building it owned in the third quarter for $433. Proceeds from investments sold or matured totaling
$20.3 million were partially used to purchase new investments totaling
$16.6 million. The Company purchased property and equipment totaling
$1.5 million for the year.

    In its investment strategy, the Company attempts to match the average duration of the investment portfolio with the approximate duration of its liabilities. Total cash and investments at December 31, 1999 and 1998 were $59.6 million and $64.3 million, respectively. All debt securities are considered available for sale and are carried at market value as of December 31, 1999 and 1998. The weighted-average maturity of the fixed income investments as of December 31, 1999 was approximately 1.57 years. The duration was lowered significantly as the Company received a $10.0 million cash payment on December 31, 1999 from the South Carolina Reinsurance Facility. Average net investment yields on the Company's cash and investments were 4.7% in 1999 and 5.6% in 1998.

    Financing activities in 1999 used $1.2 million, primarily attributable to the repayment of debt issued in 1998 to fund the purchases of AFS and Graward.

    The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments on outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

    South Carolina and North Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least 30 days prior to distribution or payment except in limited circumstances. Additionally, those laws and regulations provide the Department of Insurance with the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under applicable statutes and regulations.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of
(i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 1999, SCIC had negative earned surplus.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2000, no dividends are available from Universal to the Company.

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

    The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 1999, all of the insurance subsidiaries have ratios in excess of the level which would prompt regulatory action.

                UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $102.9 million for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January, 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2.2 million per year. Net operating loss carryforwards available for use in 2000 are approximately
$10.9 million due to losses incurred in 1998 and 1999 after the change in ownership event occurred and carryover of previous years' unused limitations.

    The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 1999 and 1998.

                              YEAR 2000 COMPLIANCE

    In 1997, the Company initiated a company-wide program (the "Compliance Program") to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment to properly recognize the Year 2000 in order that the Company would not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program was initiated to review all arrangements with third party vendors, as well as non-information technology providers, with which the Company does business.

RESULTS OF THE YEAR 2000 COMPLIANCE PROGRAM

    The Company experienced no significant problems or business interruptions resulting from Year 2000 or leap year issues. In addition, none of the Company's significant vendors or reinsurers reported any significant problems or business interruptions resulting from Year 2000 or leap year issues.

COSTS ASSOCIATED WITH THE YEAR 2000 COMPLIANCE PROGRAM

    The Company estimates that it spent approximately $956 on its Year 2000 compliance and remediation efforts. These costs included approximately $571 in outside consultants, approximately $150 of internal resources, approximately $135 of AS/400 rental charges while remediation was completed on the Company's AS/400 and approximately $100 related to a new phone switch for the Company's Winston-Salem, North Carolina location.

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Some of the statements discussed or incorporated by reference in this annual report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management's current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

    - the effects of economic conditions and conditions which affect the market for property and casualty insurance, including, but not limited to, interest rate fluctuations and flood zone determination services;

    - the effects and impact of laws, rules and regulations which apply to insurance companies;

    - geographic concentrations of loss exposure, causing revenues and profitability to be subject to prevailing regulatory, demographic and other conditions in the area in which the Company operates;

    - the availability of reinsurance and the ability of the Company's reinsurance arrangements to balance the geographical concentrations of the Company's risks;

    - the impact of competition from new and existing competitors, which competitors may have superior financial and marketing resources than the Company;

    - restrictions on the Company's ability to declare and pay dividends;

    - the fact that the Company has experienced, and can be expected in the future to experience, storm and weather-related losses, which may result in a material adverse effect on the Company's results of operations, financial condition and cash flows;

    - the uncertainty associated with estimating loss reserves, and the adequacy of such reserves, capital resources and other financial items;

    - the outcome of certain litigation and administrative proceedings involving the Company;

    - control of the Company by a principal shareholder, which shareholder has the ability to exert significant influence over the policies and affairs of the Company;

    - the possibility that the Company will be unable to meet its cash flow requirements; the Company has suffered losses in recent years and the Company may continue to experience losses in the future;

    - risks the Company faces in diversifying the services it offers and entering new markets; and

    - other risk factors listed from time to time in the Company's Securities and Exchange Commission filings.

    Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements discussed or incorporated by reference in this annual report on Form 10-K.

ITEM 7A. MARKET RISK

    The Company has no material investments in market risk sensitive instruments.

    The Company has variable-rate debt based upon the LIBOR or the prime interest rate, as described in Note 5 in Item 8, Part II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED ON FOLLOWING
  PAGE).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
The Seibels Bruce Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (the Parent Company--a South Carolina corporation) and subsidiaries (collectively the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the financial statements, effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", and changed its method of accounting for its participation in the North Carolina Reinsurance Facility.

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

ARTHUR ANDERSEN LLP

Columbia, South Carolina,
March 28, 2000.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
ASSETS
Cash and investments:
  Debt securities, available-for-sale, at market (cost of
    $32,180 at 1999 and $38,788 at 1998)....................  $ 31,575   $ 39,695
  Equity securities, at market (cost of $1,317 at 1999 and
    $1,306 at 1998).........................................     1,317      1,306
  Cash and short-term investments...........................    26,722     23,141
  Other long-term investments...............................        --        108
                                                              --------   --------
      Total cash and investments............................    59,614     64,250
Accrued investment income...................................       835        880
Premiums and agent's, balances recievable, net..............     8,156     14,728
Premium notes receivable, net...............................     3,435      4,606
Reinsurance recoverable on paid losses and loss adjustment
  expenses..................................................    18,528     29,972
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses..................................................    74,017     83,654
Property and equipment, net.................................     5,421      6,028
Prepaid reinsurance premiums--ceded business................    56,724     59,619
Deferred policy acquisition costs...........................     1,373      2,472
Goodwill....................................................    19,876     20,892
Other assets................................................     6,824      8,462
                                                              --------   --------
      Total assets..........................................  $254,803   $295,563
                                                              ========   ========

LIABILITIES
Losses and loss adjustment expenses:
  Reported and estimated losses and claims--retained
    business................................................  $ 34,733   $ 28,950
                                      --ceded business......    67,904     74,746
  Adjustment expenses--retained business....................     5,100      7,372
                    --ceded business........................     6,113      8,908
Unearned premiums--retained business........................     5,796     12,919
                 --ceded business...........................    56,724     59,619
Balances due other insurance companies......................    20,460     39,024
Debt........................................................    14,986     16,250
Other liabilities and deferred items........................    13,730      9,487
                                                              --------   --------
      Total liabilities.....................................   225,546    257,275
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 220,000 shares of cumulative $0.62,
  convertible, redeemable, nonvoting
  special preferred stock, redemption value $2,200..........     2,200      2,200
Issued and outstanding 50,000 shares of cumulative $0.625,
  convertible, redeemable, nonvoting
  special preferred stock, redemption value $500............       500        500
                                                              --------   --------
      Total special stock...................................     2,700      2,700
                                                              --------   --------
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in
  1999 and 1998, issued and
  outstanding 7,831,398 and 7,773,075 shares in 1999 and
  1998, respectively........................................     7,831      7,773
Additional paid-in-capital..................................    61,988     61,861
Accumulated other comprehensive income......................      (605)       907
Accumulated deficit.........................................   (42,657)   (34,953)
                                                              --------   --------
      Total shareholders' equity............................    26,557     35,588
                                                              --------   --------
        Total liabilities and shareholders' equity..........  $254,803   $295,563
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,
(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                1999        1998       1997
                                                              ---------   --------   --------
Commission & service income.................................  $  45,652   $ 49,298   $ 44,105
Premiums earned:
  Property & casualty.......................................     53,344     22,762      6,580
  Credit life...............................................         --         13        156
Net investment income.......................................      2,835      3,271      3,121
Other interest income.......................................      1,385      1,374        766
Realized gains, net.........................................        338         54        529
Policy fees and other income................................      4,779      4,645        112
                                                              ---------   --------   --------
    Total revenue...........................................    108,333     81,417     55,369
                                                              ---------   --------   --------
Expenses
  Property & casualty:
    Losses & loss adjustment expenses.......................     46,010     25,269      8,840
    Policy acquisition costs................................     33,721     10,222      1,207
  Credit life benefits......................................         --        (46)        70
  Interest expense..........................................      1,216        981         89
  Other operating costs & expenses..........................     34,885     46,823     41,114
  Restructuring charge......................................         --        546         --
                                                              ---------   --------   --------
    Total expenses..........................................    115,832     83,795     51,320
                                                              ---------   --------   --------
(Loss) income from operations, before provision (benefit)
  for income taxes and effect of change in accounting
  principle.................................................     (7,499)    (2,378)    (4,049)
Provision (benefit) for income taxes........................         37        (85)        46
                                                              ---------   --------   --------
(Loss) income before effect of change in accounting
  principle.................................................     (7,536)    (2,293)     4,003
Effect of change in accounting principle....................         --       (601)        --
                                                              ---------   --------   --------
Net (loss) income...........................................     (7,536)    (2,894)     4,003
Other Comprehensive Income:
  Change in value of marketable securities, less
    reclassification adjustment of $(91), $85 and $218 for
    net (losses) gains included in net (loss) income in
    1999, 1998 and 1997, respectively.......................     (1,512)       860        583
                                                              ---------   --------   --------
Comprehensive (loss) income.................................  $  (9,048)  $ (2,034)  $  4,586
                                                              =========   ========   ========
Basic (loss) earnings per share before change in accounting
  principle:
  Net (loss) income.........................................  $   (0.99)  $  (0.31)  $   0.57
                                                              =========   ========   ========
  Weighted average shares outstanding.......................      7,774      7,763      7,002
                                                              =========   ========   ========
Diluted (loss) earnings per share before change in
  accounting principle:
  Net (loss) income.........................................  $   (0.99)  $  (0.31)  $   0.55
                                                              =========   ========   ========
  Weighted average shares outstanding.......................      7,774      7,763      7,274
                                                              =========   ========   ========
Basic (loss) earnings per share after change in accounting
  principle:
  Net(loss) income..........................................  $   (0.99)  $  (0.39)  $   0.57
                                                              =========   ========   ========
  Weighted average shares outstanding.......................      7,774      7,763      7,002
                                                              =========   ========   ========
Diluted (loss) earnings per share after change in accounting principle:
  Net (loss) income.........................................  $   (0.99)  $  (0.39)  $   0.55
                                                              =========   ========   ========
  Weighted average shares outstanding.......................      7,774      7,763      7,274
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Common stock outstanding:
  Beginning of year.........................................  $  7,773   $  7,731   $  6,168
  Stock issued in connection with offering..................        --         --      1,428
  Stock issued under stock option plans.....................        58         42        135
                                                              --------   --------   --------
  End of year...............................................  $  7,831   $  7,773   $  7,731
                                                              ========   ========   ========

Additional paid-in-capital:
  Beginning of year.........................................  $ 61,861   $ 61,665   $ 54,050
  Stock issued in connection with offering..................        --         --      7,175
  Stock issued under stock option plans.....................       127        196        440
                                                              --------   --------   --------
  End of year...............................................  $ 61,988   $ 61,861   $ 61,665
                                                              ========   ========   ========

Accumulated other comprehensive income:
  Beginning of year.........................................  $    907   $     47   $   (536)
  Change during the year....................................    (1,512)       860        583
                                                              --------   --------   --------
  End of year...............................................  $   (605)  $    907   $     47
                                                              ========   ========   ========

Accumulated deficit:
  Beginning of year.........................................  $(34,953)  $(31,899)  $(35,891)
  Net (loss) income for the year............................    (7,536)    (2,894)     4,003
  Special stock dividend....................................      (168)      (160)       (11)
                                                              --------   --------   --------
  End of year...............................................  $(42,657)  $(34,953)  $(31,899)
                                                              ========   ========   ========
    Total shareholders' equity..............................  $ 26,557   $ 35,588   $ 37,544
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net (loss) income.........................................  $ (7,536)  $ (2,894)  $  4,003
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Amortization of deferred policy acquisition costs.......    33,721     10,222      1,207
    Equity in earnings of unconsolidated subsidiary.........       (11)      (392)        --
    Depreciation and amortization...........................     2,552      2,115        856
    Net realized loss (gain) on sale of investments.........        91        (85)      (218)
    Net realized (gain) loss on sale of property and
     equipment..............................................      (186)        31       (311)
    Realized gain on sale of subsidiary.....................      (243)        --         --
    Stock issued as compensation............................        --         --         81
    Change in assets and liabilities:
      Accrued investment income.............................       (21)       (95)        72
      Premiums and agents' balances receivable, net.........     6,572      5,838      1,165
      Premium notes receivable, net.........................     1,171     (1,373)       194
      Reinsurance recoverable on losses and loss adjustment
       expenses.............................................    21,081     (7,766)    27,972
      Prepaid reinsurance premiums - ceded business.........     2,895     (9,017)       964
      Deferred policy acquisition costs.....................   (32,622)   (11,129)    (1,006)
      Unpaid losses and loss adjustment expenses............    (6,126)     5,206    (34,899)
      Unearned premiums.....................................   (10,018)    18,178     (2,831)
      Balances due other insurance companies................   (18,564)     1,964      3,383
      Income taxes payable..................................        --        (41)        24
      Other, net............................................     6,229     (2,743)    (3,015)
                                                              --------   --------   --------
        Net cash (used in) provided by operating
        activities..........................................    (1,015)     8,019     (2,359)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from investments sold or matured.................    20,343     31,542      4,262
  Cost of investments acquired..............................   (16,565)   (28,495)    (1,554)
  Proceeds from property and equipment sold.................       499         40        665
  Purchases of property and equipment.......................    (1,506)    (1,392)    (1,074)
  Proceeds from sale of subsidiary, net of cash transferred
    of $3,382...............................................     3,072         --         --
  Cost of purchased subsidiary..............................        --     (5,598)        --
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................     5,843     (3,903)     2,299
                                                              --------   --------   --------
Cash flows from financing activities:
  Issuance of capital stock.................................       185        238        575
  Net (repayment) issuance of debt, net of related financing
    costs...................................................    (1,264)    10,025     (2,849)
  Dividends paid............................................      (168)      (160)       (11)
  Proceeds from stock offerings.............................        --         --      8,603
                                                              --------   --------   --------
        Net cash (used in) provided by financing
        activities..........................................    (1,247)    10,103      6,318
                                                              --------   --------   --------
Net increase in cash and short term investments.............     3,581     14,219      6,258
Cash and short term investments, beginning of year..........    23,141      8,922      2,664
                                                              --------   --------   --------
Cash and short term investments, end of year................  $ 26,722   $ 23,141   $  8,922
                                                              --------   --------   --------
Supplemental cash flow information:
  Interest paid.............................................  $  1,076   $    922   $     61
  Income taxes paid.........................................        --         39         21
                                                              ========   ========   ========
Non-cash investing activities:
  Acquisition:
    Cash paid, net of cash acquired of $4,111...............  $     --   $ (5,598)  $     --
    Issuance of debt........................................        --     (2,700)        --
    Preferred stock issued..................................        --       (500)    (2,200)
    Assets acquired.........................................        --     17,563     36,831
    Liabilities assumed.....................................        --    (27,247)   (37,224)
                                                              --------   --------   --------
    Goodwill................................................  $     --   $(18,482)  $ (2,593)
                                                              --------   --------   --------
  Stock issued for consulting services/compensation.........  $     --   $     --   $     81
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The Seibels Bruce Group, Inc. ("SBIG", or the "Company") provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. In 1999, premiums earned became the Company's largest source of revenue. Prior to 1999, the Company's largest source of revenues was derived from its role as one of three servicing carriers for the South Carolina Reinsurance Facility (the "SC Facility"), a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market, which began runoff effective March 1, 1999. The Company also continues to be a leading provider, and is an original participant, in the National Flood Insurance Program (the "NFIP"), a flood insurance program administered by the federal government. As a servicing carrier for the SC Facility and the NFIP, the Company receives commissions and fees, but retains no underwriting risk. Prior to February 1, 1998, the Company provided other fee-based services in its capacity as a managing general agent ("MGA") for commercial insurance policies underwritten by unaffiliated insurance companies. The Company also receives fee-based income from its catastrophe and automobile claims adjusting services and liability runoff management services. The Company's premium concentration in the catastrophe heavy Southeast led to the creation of a catastrophe adjusting business, Insurance Network Services ("INS"), to manage the Company's internal claims volume. INS currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting.

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

    In the first quarter of 1998, the Company purchased America's Flood Services, Inc. ("AFS") located in California. AFS offers fee-based flood zone determinations and compliance tracking services. In the second quarter of 1998, the Company acquired Graward General Companies, Inc. ("Graward") located in Tennessee. Graward acts as an MGA for the Company, offering nonstandard automobile insurance in the Southeast and Midwest. In the fourth quarter of 1998, the Company was awarded fifty percent of the business, as a servicing carrier, of the South Carolina Associated Auto Insurers Plan ("SCAAIP"), a joint underwriting association which was effective March 1, 1999. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2000, at which time final runoff of the SC Facility will commence. The SCAAIP will survive the SC Facility and offers the Company access to additional fee-based revenue with no underwriting risk.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Certain prior year balances have been reclassified to conform with the current year presentation.

    OPERATIONS AND BUSINESS PLAN

    The net losses experienced in 1999 are primarily related to the Company's automobile business, which includes the Company's Nashville and North Carolina operations, South Carolina voluntary automobile operations, the SC Facility and the NC Facility. High loss and expense ratios in the Company's Nashville operation, coupled with an unsuccessful attempt to consolidate it with the Company's North Carolina operations, caused losses for both operations. Furthermore, significant growth and high loss ratios resulted in significant losses in the Company's South Carolina voluntary automobile business.

    The Company is faced with a variety of challenges in 2000. The nonstandard automobile market continues to be intensely competitive, keeping downward pressure on insurance rates. In addition, the SC Facility will continue its runoff began in March 1999, which will have an adverse affect on the Company's commission and service income opportunities. From a regulatory and compliance standpoint, the Company's primary insurance subsidiary, South Carolina Insurance Company ("SCIC") is subject to a minimum statutory capital and surplus requirement placed by the South Carolina Department of Insurance. Further, the Company's credit facility stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage. The Company's statutory capital and surplus was in excess of the required minimum and the Company was either in compliance with, or had obtained waivers of non-compliance for, all credit facility covenants at December 31, 1999. However, the challenges facing the Company in 2000 have a significant impact on the Company's ability to maintain its regulatory and debt compliance position.

    The Company is working with the South Carolina and North Carolina Departments of Insurance on an intercompany pooling arrangement whereby the property and casualty insurance subsidiaries would share proportionately in their pooled net underwriting gain or loss. The proposed pooling arrangement and related statutory restructuring would further assist the Company's management in managing its statutory operations, simplify the Company's statutory structure and eliminate the additional surplus requirements of the South Carolina Department of Insurance.

    To mitigate the losses experienced during 1999, the Company has taken several significant actions. The North Carolina operation has been moved back to Winston-Salem, North Carolina. The North Carolina operations incurred approximately $2 million in expenses related to the move to Nashville and the subsequent move back to Winston-Salem. After the move of the North Carolina operations back to North Carolina, the Nashville operation was left with excess capacity and staffing. In the third quarter of 1999, the Company began cutting its payroll and renegotiated its facilities lease to give up excess space. Other cost control measures and activities consolidations were also implemented to further reduce the Nashville operation's expense ratios. Concurrent with these measures, the Company began a critical profitability review of the Nashville operation's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These measures were designed to improve

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the profitability of a core book of business. While the actions were implemented in 1999, the full benefit of the changes and cost control measures will not be realized until the first quarter of 2000.

    In the opinion of management, the relocation of the North Carolina operations back to Winston-Salem, North Carolina, has allowed the Company to repair damaged relationships with agents and their clients who had suffered poor customer service during the consolidation efforts.

    The losses experienced in the South Carolina operations source primarily from two factors. First, the Company wrote approximately $22 million in voluntary nonstandard automobile insurance during the ten months since the runoff of the SC Facility began on March 1, 1999. This rapid growth negatively affected earnings due to the front-end staffing and facilities growth required for a growing premium base. Secondly, the South Carolina book of business experienced higher than average loss ratios caused by the growing book's lower earned premium base and acceptance of higher insurance risks. The Company is currently in the process of reviewing this entire book of business and implementing cost containment measures designed to improve existing loss and general expense ratios.

    As more fully discussed in Note 8, effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation, the holding company parent of QualSure Insurance Corporation, a homeowners take out insurance company domiciled in the state of Florida. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this is an excellent investment that capitalizes upon its considerable experience in claims adjudication and provides a substantial source of additional fee-based income to supplement its risk bearing operations.

    While the Company does face considerable challenges in 2000, management is of the opinion that the actions taken to mitigate the losses experienced in 1999 will be effective and that it will be able to maintain compliance with existing capital and surplus, debt and operational requirements.

    USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of the management, such differences would not be significant.

    CASH AND SHORT-TERM INVESTMENTS

    Cash and short-term investments consists of cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of three months or less and are considered to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", investments in debt and equity securities are classified

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) as either held-to-maturity, available-for-sale or trading. The Company currently holds all securities as available-for-sale, and reports them at fair value, with subsequent changes in value reflected as unrealized investment gains and losses credited or charged directly to accumulated other comprehensive income included in shareholders' equity. The fair values of the Company's cash and short-term investments approximate carrying values due to the short-term nature of those instruments.

    The fair values of debt securities and equity securities were determined from nationally quoted market rates. The fair market value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist.

    Premiums and agents' balances receivable are carried at historical cost which approximates fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts.

    Debt is carried at its outstanding balance which approximates fair value as a result of its variable market rate of interest.

    INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

    STOCK SPLIT

    In April 1997, the Company executed a 1-for-4 reverse stock split of its issued and outstanding common stock. All references in the financial statements, the notes thereto and other references to number of shares or earnings per share have been adjusted for this transaction.

    PROPERTY AND CASUALTY PREMIUMS

    Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including amounts related to business produced as a servicing carrier.

    PREMIUM NOTES RECEIVABLE

    The Company offers premium financing arrangements which require a down payment and payment of the remaining balance in equal installments over the policy term.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CREDIT LIFE PREMIUMS

    Credit life premiums are reflected in income when earned as computed on a monthly pro-rata basis for level term premiums and on a sum-of-the-digits method for decreasing term premiums.

    COMMISSION AND SERVICE INCOME AND POLICY FEES

    Commission and service income is predominately derived from servicing carrier and managing general agent activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income and policy fees related to claims processing are recognized on an accrual basis as earned.

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

(3) Estimates of allocated, as well as unallocated, loss adjustment expense liabilities determined by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis based on past results of paid loss expenses to paid losses.

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

    EARNINGS PER SHARE

    In accordance with SFAS 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) dividing (loss) income allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing (loss) income allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options and/or convertible preferred stock, unless common equivalent shares are antidilutive (see Note 10).

    ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS

    The Company routinely evaluates the collectibility of receivables and has established an allowance for uncollectable accounts for agents' balances and direct billed balances receivable, other receivables, and premium notes receivable in the amount of approximately $3,697 and $2,935 at December 31, 1999 and December 31, 1998, respectively.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Depreciation expense includes amortization of assets held under capital leases which is computed on a straight-line basis over the term of the lease. Maintenance and repairs are charged to expense as incurred.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. The Company amortizes goodwill using the straight-line method over a period not to exceed 40 years. Deferred loan costs are the costs associated with issuing long term debt. The costs are amortized over the life of the debt. Intangible assets are continually evaluated to determine if a portion of the remaining balance may not be recoverable. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the income statement.

    COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted SFAS Statement No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all non-owner changes in equity of an entity and includes net income (loss) plus changes in certain assets and liabilities that are reported directly in equity.

    OTHER INTEREST INCOME

    Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 1998, the Company adopted the provisions of SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $601. As a result, the Company's participation in the North Carolina Facility is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. The effect of the change in accounting principle was a reduction of $.08 per share on both a basic and diluted basis. Below are the pro forma (loss) earnings per share for the twelve months ended December 31, 1998 and 1997, respectively, assuming the change in accounting principle was applied retroactively:

                                                          TWELVE MONTHS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Net (loss) income.......................................  $ (2,293)  $  3,544
Earnings per common share:
  Basic.................................................  $  (0.31)  $   0.51
  Diluted...............................................  $  (0.31)  $   0.49

    RESTRUCTURING CHARGE

    During the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $546 related to the consolidation of its automobile and claims operations. The charges relate to employee severance and other termination benefits incurred in connection with moving the processing of the Company's automobile insurance business from Winston-Salem, North Carolina to Nashville, Tennessee and from the consolidation of claims management and staff positions in the Columbia, South Carolina office. All liabilities associated with the restructuring were paid in 1998.

    RECENT ACCOUNTING PRONOUNCEMENTS

    During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999. SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statements establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS No. 137 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 2 INVESTMENTS

    Investments in debt and equity securities are considered available-for-sale securities and are carried at market value at December 31, 1999 and 1998. Short-term investments are carried at cost, which approximates market value.

    Unrealized gains and losses on debt and equity securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method. Realized (losses) gains and the change in unrealized losses and gains on investments are summarized as follows:

                                               DEBT        EQUITY
                                            SECURITIES   SECURITIES    OTHER      TOTAL
                                            ----------   ----------   --------   --------
Realized:
    1999..................................    $   (91)      $  --       $ --     $   (91)
    1998..................................    $    85       $  --       $ --     $    85
    1997..................................    $    12       $ 227       $(21)    $   218
Change in unrealized:
    1999..................................    $(1,512)      $  --       $ --     $(1,512)
    1998..................................    $   893       $ (47)      $ 14     $   860
    1997..................................    $   581       $   8       $ (6)    $   583

    Net accretion of bond discount and amortization of bond premium charged to income for the years ended December 31, 1999, 1998 and 1997 was not significant.

    Unrealized gains and losses reflected in equity are as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
Gross unrealized gains............................  $    24    $   925     $  202
Gross unrealized losses...........................     (629)       (18)      (155)
                                                    -------    -------     ------
Net unrealized (loss) gain........................  $  (605)   $   907     $   47
                                                    =======    =======     ======

    Proceeds from sales of debt and equity securities and the related realized gains and losses are as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
Proceeds from sales...............................  $20,343    $31,542     $4,262
Gross realized gains..............................  $     2    $    97     $  235
Gross realized losses.............................  $    93    $    12     $   17

    Excluding investments in the U.S. Government, government agencies and authorities, no investments exceeded 10% of shareholders' equity at December 31, 1999.

    There were no non-income producing debt securities for the 12 months ended December 31, 1999, 1998 and 1997. Debt securities with an amortized cost of $23 million at December 31, 1999 and $25 million at December 31, 1998, were on deposit with regulatory authorities.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 2 INVESTMENTS (CONTINUED)
    The amortized cost and estimated market values of investments in debt and equity securities were as follows:

                                                                  GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                DECEMBER 31, 1999                     COST        GAINS        LOSSES     MARKET VALUE
--------------------------------------------------  ---------   ----------   ----------   ------------
U.S. Government, government agencies and
  authorities.....................................   $15,343       $ 18         $(226)       $15,135
States, municipalities and political
  subdivisions....................................       375          6            --            381
Corporate bonds...................................    16,462         --          (403)        16,059
                                                     -------       ----         -----        -------
    Total debt securities.........................    32,180         24          (629)        31,575
Equity securities.................................     1,317         --            --          1,317
                                                     -------       ----         -----        -------
    Total.........................................   $33,497       $ 24         $(629)       $32,892
                                                     =======       ====         =====        =======

                                                                  GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                DECEMBER 31, 1998                     COST        GAINS        LOSSES     MARKET VALUE
--------------------------------------------------  ---------   ----------   ----------   ------------
U.S. Government, government agencies and
  authorities.....................................   $33,941       $859         $ (14)       $34,786
States, municipalities and political
  subdivisions....................................       594         41            --            635
Corporate bonds...................................     4,253         25            (4)         4,274
                                                     -------       ----         -----        -------
    Total debt securities.........................    38,788        925           (18)        39,695
Equity securities.................................     1,306         --            --          1,306
Other long-term investments.......................       108         --            --            108
                                                     -------       ----         -----        -------
    Total.........................................   $40,202       $925         $ (18)       $41,109
                                                     =======       ====         =====        =======

    Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are as follows:

                                                                        MARKET
                                                              COST      VALUE
                                                            --------   --------
Due in one year or less...................................  $ 2,363    $ 2,357
Due after one year through five...........................   19,791     19,479
Due after five years through ten..........................    4,988      4,828
Due after ten years.......................................    5,038      4,911
                                                            -------    -------
Total.....................................................  $32,180    $31,575
                                                            =======    =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 2 INVESTMENTS (CONTINUED)
    Investment income as of December 31 consists of the following:

                                                        1999       1998       1997
                                                      --------   --------   --------
Debt securities.....................................   $2,415     $2,474     $2,253
Equity securities...................................       --         97          8
Short-term investments..............................      432        699        855
Other...............................................       86         56         39
                                                       ------     ------     ------
    Total investment income.........................    2,933      3,326      3,155
Investment expenses.................................      (98)       (55)       (34)
                                                       ------     ------     ------
    Net investment income...........................   $2,835     $3,271     $3,121
                                                       ======     ======     ======

NOTE 3 PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

DESCRIPTION                                    LIFE IN YEARS     1999       1998
-----------                                    -------------   --------   --------
Land.........................................          --      $    975   $  1,054
Buildings....................................       10-40         3,921      4,210
Data processing equipment and software.......         3-7         9,273      7,845
Furniture and equipment......................        3-10         8,918      9,161
                                                               --------   --------
                                                                 23,087     22,270
Accumulated depreciation.....................                   (17,666)   (16,242)
                                                               --------   --------
                                                               $  5,421   $  6,028
                                                               ========   ========

    Depreciation expense charged to operations was $1.8 million in 1999, $1.5 million in 1998 and $0.9 million in 1997.

NOTE 4 DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs incurred and amortized to income on property and casualty business were as follows:

                                                            1999       1998
                                                          --------   --------
Deferred at beginning of year...........................  $  2,472   $  1,565
                                                          --------   --------
Costs incurred and deferred during year
  Commissions and brokerage.............................    24,467      8,347
  Taxes, licenses and fees..............................     4,893      1,113
  Other.................................................     3,262      1,669
    Total...............................................    32,622     11,129
                                                          --------   --------
Amortization charges to income during year..............   (33,721)   (10,222)
                                                          --------   --------
Deferred at end of year.................................  $  1,373   $  2,472
                                                          ========   ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 5 DEBT

    Debt consisted of the following as of December 31:

                                                              1999       1998
                                                            --------   --------
Credit facility with lending institution..................  $12,286    $13,550
Subordinated convertible notes payable....................    2,700      2,700
                                                            -------    -------
                                                            $14,986    $16,250
                                                            =======    =======

    Effective March 31, 1998 the Company entered into a $15,000,000 credit facility (the "Facility") with a major lending institution for the purpose of financing its acquisitions activity and other general corporate purposes. Security for the Facility includes substantially all of the Company's assets. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Credit Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate was 8.94% on December 31, 1999 and was 8.31% on December 31, 1998. The Credit Facility is secured by a lien on the assets of the Company.

    The Credit Facility stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage. As of December 31, 1999, the Company was either in compliance with, or had obtained waivers of non-compliance for, all covenants.

    On May 1, 1998, the Company issued subordinated convertible notes payable (the "Notes") (See Note 8). The Notes bear interest at a rate equal to 5% per annum. The entire principal amount due under the Notes is payable in full on December 31, 2004, provided, however, that if certain outstanding debt is paid in full and proper notice, as defined, is given, the Notes will become payable six months after such debt is paid in full. However, in no event will the Notes become payable earlier than April 1, 2003. At the election of the holder of the Notes, the Notes may be converted into 300,000 shares of common stock on the maturity date, provided however, that proper notice, as defined, has been given of such election.

    Scheduled maturities of the debt are as follows:

2000........................................................  $ 1,626
2001........................................................    2,439
2002........................................................    2,530
2003........................................................    2,530
2004........................................................    5,861
                                                              -------
                                                              $14,986
                                                              =======

NOTE 6 INCOME TAXES

    The Company files a consolidated federal income tax return which includes all subsidiaries. A formal tax-sharing agreement has been established by the Company with its subsidiaries.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 6 INCOME TAXES (CONTINUED)
    The Company uses the liability method in accounting for income taxes. A reconciliation of the income tax (benefit) provision to that computed by applying the statutory federal income tax rate to (loss) income before income taxes is as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Federal income tax (benefit) provision at statutory
  rates............................................  $(2,550)    $(809)    $ 1,377
Increase (decrease) in taxes due to:
  Tax exempt interest income.......................      (12)      (18)         (2)
  Dividends received deduction.....................       --        --          (3)
  Overaccrual from prior year......................       --       (85)         --
  Limitation of net operating loss carryforward due
    to changes in control..........................      523        --          --
Changes in valuation allowances:
  Utilization of net operating loss................       --        --      (1,339)
  Reduction due to limitation of net operating
    loss...........................................    1,872       751          --
Other..............................................      204        76          13
                                                     -------     -----     -------
      Tax provision (benefit)......................  $    37     $ (85)    $    46
                                                     =======     =====     =======

    The provision for income taxes on income from operations consists primarily of current income taxes resulting from alternative minimum tax. The change in deferred amounts has been offset by the valuation allowance.

    Deferred tax liabilities and assets at December 31, 1999 and 1998 are comprised of the following:

                                                   1999 TAX EFFECT   1998 TAX EFFECT
                                                   ---------------   ---------------
Deferred tax liabilities
  Deferred acquisition costs.....................      $    467          $    840
  Property and equipment.........................           145                57
  Net unrealized investing gains.................            --               287
  Other                                                     169               106
                                                       --------          --------
    Total deferred tax liabilities...............           781             1,290
                                                       --------          --------
Deferred tax assets:
  Net operating loss carryforwards...............       (12,833)          (10,961)
  Net unrealized investment losses...............          (206)               --
  Insurance reserves.............................        (1,562)           (2,957)
  Bad debts......................................        (1,262)             (998)
  Other..........................................          (149)             (316)
                                                       --------          --------
    Total deferred tax assets....................       (16,012)          (15,232)
Valuation allowance..............................        15,231            13,942
                                                       --------          --------
Net deferred tax liabilities.....................      $     --          $     --
                                                       ========          ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 6 INCOME TAXES (CONTINUED)
    The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 1999 and 1998.

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $102.9 million for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2.2 million per year. Net operating loss carryforwards available for use in 2000 are approximately $10.9 million due to losses incurred in 1998 and 1999 after the change in ownership event occurred and carryover of previous years' unused limitations.

    The years of expiration of the tax carryforwards are as follows:

                                                               NET
                                                            OPERATING   CAPITAL
YEAR OF EXPIRATION                                            LOSS        LOSS
------------------                                          ---------   --------
2000......................................................  $     --      $824
2001......................................................        --        13
2004......................................................    12,825       119
2006......................................................    20,411        --
2007......................................................    31,931        --
2009......................................................    19,342        --
2010......................................................     3,918        --
2011......................................................     1,764        --
2012......................................................       690        --
2018......................................................     3,988        --
2019......................................................     7,043        --
                                                            --------      ----
                                                            $101,912      $956
                                                            ========      ====

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

    A part of the Company's reserve for losses and loss adjusting expenses ("LAE") is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute relative to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20 million in losses and LAE. As of December 31, 1999 and 1998, $13.8 million and $8.7 million, respectively, of claims payments have been made by the other company since the settlement date.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE
(CONTINUED)
    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
Pending, January 1..........................................     43         47
New claims advised..........................................      4         10
Claims settled..............................................      3         14
                                                                 --         --
Pending, December 31........................................     44         43
                                                                 ==         ==

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and $500 after that date. The claims are reserved as follows as of December 31, 1999 and 1998:

                                                               1999       1998
                                                             --------   --------
Case reserves..............................................   $3,196    $ 4,243
IBNR reserves..............................................    3,193      3,950
LAE reserves...............................................    1,083      1,900
                                                              ------    -------
Total......................................................   $7,472    $10,093
                                                              ======    =======

    The claims involve four Superfund sites, eight asbestos or toxic claims, two underground storage tanks and 30 miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

    In estimating the liability for reported and estimated losses and adjustment expenses related to environmental and construction defect claims, management considers facts currently known along with current laws and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In exposures on both known and unasserted claims, estimates of the liabilities are reviewed and updated continually. The potential development of losses is restricted by policy limits.

    Because only 44 claims remain open as of December 31,1999, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE
(CONTINUED)
    Losses incurred are reduced by recoveries made and estimated to be made from reinsurers based on projected ultimate losses. Such amounts also include substantial amounts related to the business produced as a servicing carrier. Estimated reinsurance recoveries are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Losses incurred.............................................  $142,968   $147,316   $100,182
Loss adjustment expenses....................................     4,776      7,122      4,380
                                                              --------   --------   --------
  Total.....................................................  $147,744   $154,438   $104,562
                                                              ========   ========   ========

    The following table summarizes net property and casualty losses and loss adjustment expenses incurred:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Estimated losses and loss adjustment expenses incurred......  $ 193,754   $ 179,707   $ 113,402
Estimated reinsurance loss recoveries on incurred losses....   (147,744)   (154,438)   (104,562)
                                                              ---------   ---------   ---------
                                                              $  46,010   $  25,269   $   8,840
                                                              =========   =========   =========

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Liability for losses and LAE at the beginning of the year:
  Gross liability per balance sheet.........................  $119,976   $114,770   $132,152
  Ceded reinsurance recoverable, classified as an asset.....   (83,654)   (75,616)   (84,725)
                                                              --------   --------   --------
  Net liability.............................................    36,322     39,154     47,427
                                                              --------   --------   --------
Reserves acquired in purchase of Universal..................        --         --      2,655
                                                              --------   --------   --------
Provision for losses and LAE for claims occurring in the
  current year..............................................    47,250     24,450     12,202
(Decrease) increase in estimated losses and LAE for claims
  occurring in prior years..................................    (1,240)       819     (3,362)
                                                              --------   --------   --------
                                                                46,010     25,269      8,840
                                                              --------   --------   --------
Losses and LAE payments for claims occurring during:
  Current year..............................................    30,827     18,398      8,845
  Prior years...............................................    11,672      9,703     10,923
                                                              --------   --------   --------
                                                                42,499     28,101     19,768
                                                              --------   --------   --------
Liability for losses and LAE at the end of the year:
  Net liability.............................................    39,833     36,322     39,154
  Ceded reinsurance recoverable, classified as an asset.....    74,017     83,854     75,616
                                                              --------   --------   --------
  Gross liability per balance sheet.........................  $113,850   $119,976   $114,770
                                                              ========   ========   ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 8 SALE, MERGERS AND ACQUISITIONS

    Effective January 21, 2000, three of the Company's insurance subsidiaries made investments totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., a managing general agent for QualSure Insurance Corporation. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium.

    Effective October 14, 1999, the Company sold Kentucky Insurance Company, one of its insurance company subsidiaries to an unrelated party for a gain of $243,000 calculated as follows:

Assets sold:
  Bonds.....................................................   $2,778
  Cash and short-term investments...........................    3,382
  Accrued investment income.................................       66
                                                               ------
                                                                6,226
Liabilities transferred.....................................      (15)
                                                               ------
                                                                6,211
Proceeds from sale..........................................    6,454
                                                               ------
Realized gain...............................................   $  243
                                                               ======

    The operations of Kentucky Insurance Company generated income of $113, $4 and $171 during 1999, 1998 and 1997, respectively.

    Effective May 1, 1998, the Company acquired all of the issued and outstanding shares of common stock of Graward. Consideration in the transaction included cash of $7.5 million and Subordinated Convertible Notes ("Notes") with a principal amount of $2.7 million (See Note 5). The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $16.2 million. The Company has delivered to the sellers of Graward, a final balance sheet as required under the purchase agreement (See Note 15(e)). The final balance sheet identifies purchase price adjustments totaling approximately $6 million which the Company believes are valid reductions in the resolution of the purchase price and expects an eventual reduction in the purchase price and a resulting reduction in the goodwill recorded above. Interest accruals and payments on the notes were suspended after the delivery of the final balance sheet.

    Effective March 31, 1998, the Company acquired all of the issued and outstanding shares of common stock of AFS. Consideration in the transaction included cash of $2.1 million and 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (See Note 9) of the Company. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $2.3 million.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 8 SALE, MERGERS AND ACQUISITIONS (CONTINUED)
    Effective December 1, 1997, the Company acquired all of the issued and outstanding shares of common stock of Innovative, including its subsidiaries, Universal and PBP. Consideration in the transaction consisted of 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock of the Company. The Company accounted for the transaction as a purchase and repaid
$1.8 million of debt due the shareholders of Innovative out of cash and liquid investments. The excess purchase price over the fair value of the assets was $2.6 million. On July 1, 1998, Innovative was merged into the Company. The Board of Directors of the Company approved the Plan of Merger (the "Plan") on February 10, 1998. The Plan did not require approval of the shareholders of either company. The capital stock of Innovative was cancelled and no cash, securities or other consideration of any kind was issued or paid for the shares.

    The results of operations in the consolidated financial statements of the Company include the following number of months of operations of the Companies acquired above:

                                                               1998       1998       1997
                                                             --------   --------   --------
Graward....................................................     12          8          0
AFS........................................................     12          9          0
Universal and PBP..........................................     12         12          1
                                                                --         --         --

    The following pro forma unaudited consolidated results of operation for 1998 and 1997 give affect to the acquisitions as though they had occurred at the beginning of the year they were acquired. The dividends on the preferred stock and interest of the notes have been considered.

                                                              1998       1997
                                                            --------   --------
Revenues..................................................  $89,133    $85,945
Net (loss) income.........................................  $(3,968)   $ 1,740
Basic Earnings Per Share..................................  $ (0.51)   $  0.25
Diluted Earnings Per Share................................  $ (0.51)   $  0.24

NOTE 9 SPECIAL STOCK AND DIVIDEND RESTRICTIONS

    SPECIAL STOCK

    On March 31, 1998, the Company issued 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("$0.625 Special Stock") in connection with its acquisition of AFS. The Company determined the value of the $0.625 Special Stock at the issuance date to be $500. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $31 and $23 in special stock dividends in 1999 and 1998, respectively. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the $0.625 Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the $0.625 Special Stock into 1.25 shares, or a total of 62,500 shares, of the Company's common stock.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 9 SPECIAL STOCK AND DIVIDEND RESTRICTIONS (CONTINUED)
    On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("Special Stock") in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $137 in Special Stock dividends in 1999 and 1998. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares, or a total of 275,000 shares, of the Company's common stock.

    DIVIDEND RESTRICTION

    The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments on outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of
(i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 1999, SCIC had an accumulated deficit.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2000, no dividends are available from Universal to the Company.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 10 EARNINGS PER SHARE

    The following table shows the computation of per share earnings:

                                               INCOME         SHARES        SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                             -----------   -------------   --------
For the year ended 1999:
Net loss...................................    $(7,536)
Less: Preferred stock dividends............       (168)
                                               -------
Basic and diluted EPS:
  Income available to common
    stockholders...........................    $(7,704)      7,774,361      $(0.99)
                                               =======       =========      ======
For the year ended 1998:
Net loss...................................    $(2,894)
Less: Preferred stock dividends............       (160)
                                               -------
Basic and diluted EPS:
  Income available to common
    stockholders...........................    $(3,054)      7,763,252      $(0.39)
                                               =======       =========      ======
For the year ended 1997:
Net loss...................................    $ 4,003
Less: Preferred stock dividends............        (11)
                                               -------
Basic EPS:
  Income available to common
    stockholders...........................      3,992       7,001,552      $ 0.57
                                                                            ======
Effect of dilutive securities:
  Convertible preferred stock..............         11          23,356
  Options..................................         --         249,063
                                               =======       =========
Diluted EPS:
  Income available to common stockholders
    plus assumed conversion................    $ 4,003       7,273,971      $ 0.55
                                               =======       =========      ======

NOTE 11 STATUTORY REPORTING

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 11 STATUTORY REPORTING (CONTINUED)
    A reconciliation between GAAP net (loss) income and statutory net (loss) income of the property and casualty insurance subsidiaries is as follows for the year ended December 31:

                                                      1999       1998       1997
                                                    --------   --------   --------
GAAP (loss) income................................  $(7,536)   $(2,894)   $ 4,003
Increase (decrease) due to:
  Decrease (increase) in deferred policy
    acquisition costs.............................    1,099       (892)       201
  (Increase) decrease in salvage/subrogation
    recoverable...................................     (278)      (246)       139
  GAAP-only items and other non-statutory
    subsidiaries..................................    4,673       (848)     2,497
  Intercompany dividends..........................       --         --     32,947
  Excess of SAP over GAAP gain on sale of
    subsidiary....................................      663         --        450
  Other, net......................................      (20)      (685)        52
                                                    -------    -------    -------
Statutory net (loss) income.......................  $(1,399)   $(5,565)   $40,289
                                                    =======    =======    =======

    A reconciliation between GAAP shareholders' equity and statutory capital and surplus, at December 31, is as follows:

                                                     1999       1998       1997
                                                   --------   --------   --------
GAAP shareholders' equity........................  $26,557    $35,588    $37,544
Increase (decrease) due to:
  Deferred policy acquisition costs..............   (1,373)    (2,472)    (1,580)
  Non-statutory companies' shareholders'
    equity.......................................    3,742     (1,013)      (165)
  Adjustments to premiums and loss reserves......     (908)    (1,819)    (1,903)
  Allocation of Seibels Bruce & Company
    expenses.....................................       --         --        192
  Assets nonadmitted for statutory surplus.......   (1,504)    (3,745)        --
                                                   -------    -------    -------
Statutory surplus................................  $26,514    $26,539    $34,088
                                                   =======    =======    =======

    Net income and shareholders' equity of the credit life insurance subsidiary as determined in accordance with statutory accounting practices are as follows for the year ended December 31:

                                                     1999       1998       1997
                                                   --------   --------   --------
Net income.......................................  $    81    $   191    $   203
Shareholders' equity ("surplus as regards
  policyholders")................................  $ 4,800    $ 2,708    $ 4,511

NOTE 12 BENEFIT AND STOCK OPTION PLANS

STOCK OPTIONS AND STOCK OPTION PLANS

    During the first quarter of 1996, the Company issued to a group of investors stock options expiring December 31, 2000 to acquire 408,750 shares of unregistered common stock at the greater of the price of

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
$10.00 per share or the book value at the date of exercise. These shares were registered effective March 17, 1997.

    In the third quarter of 1996, the Company issued to a different group of investors stock options expiring December 31, 2000 to acquire 781,250 shares of unregistered common stock at the greater of the price of $8.00 or the book value at the date of exercise. These shares were registered effective March 17, 1997.

    During the first quarter of 1998, the Company granted a warrant to purchase up to 57,971 shares of common stock in connection with its Credit Facility (See
Note 5).

    The Company currently has three plans under which stock options and incentive stock may be granted to employees, non-employee directors, consultants and active independent agents of the Company. Under the plans for employees and independent agents, stock options expire five (5) years from the date of grant. Under the plan for non-employee directors, the options expire ten (10) years from the date of grant. Each plan is administered by a committee appointed by the Board of Directors.

    The 1996 Stock Option Plan for Employees (the "Employees Plan") became effective on November 1, 1995. The Employees Plan has reserved 2,500,000 shares of the Company's common stock for issuance under the plan as options and incentive stock to employees and consultants of the Company. Activity in the Employee Plan is summarized as follows:

                                                 1999        1998        1997
                                               ---------   ---------   --------
Shares under options outstanding, beginning
  of year....................................  1,053,480     766,215    582,169
Granted during the year......................    333,295     776,112    332,517
Exercised during the year....................         --     (19,446)    (9,375)
Canceled or expired during the year..........    (80,216)   (469,401)  (139,096)
                                               ---------   ---------   --------
Shares under options outstanding, end of
  year.......................................  1,306,559   1,053,480    766,215
                                               =========   =========   ========
Shares under options exercisable, end of
  year.......................................    831,187     472,199    324,718
                                               =========   =========   ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    All grants made under the Employees Plan have exercise prices no lower than the market price at the date of grant. At December 31, 1999, 1,006,567 shares of the Company's common stock have been reserved for future grants. The following table summarizes options outstanding and exercisable by price range as of December 31, 1999.

                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            ----------------------------------       --------------------------------
                                                 WEIGHTED-
                                                  AVERAGE              WEIGHTED-                              WEIGHTED-
      RANGE OF                                   REMAINING              AVERAGE                                AVERAGE
   EXERCISE PRICES          OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
---------------------       -----------       ----------------       --------------       -----------       --------------
$ 2.20--$4.40                  314,922               4.0                 $ 3.39             134,392            $    3.38
$ 4.40--$6.60                   72,376               1.9                 $ 6.04              59,127            $    6.27
$ 6.60--$8.80                  479,996               3.1                 $ 7.38             240,010            $    7.34
$ 8.80--$11.00                 347,254               2.2                 $ 9.50             321,929            $    9.46
$11.00--$13.20                   1,025               1.3                 $12.00               1,025            $   12.00
$15.40--$17.60                  44,949               1.7                 $16.00              36,808            $   16.00
$19.80--$22.00                  44,949               1.7                 $22.00              36,808            $   22.00
$42.50                           1,088               1.0                 $42.50               1,088            $   42.50
                             ---------               ---                 ------            --------            ---------
                             1,306,559               2.9                 $ 7.71             831,187            $    8.48
                             =========               ===                 ======            ========            =========

    The 1995 Stock Option Plan for Non-Employee Directors (the Directors Plan) became effective June 15, 1995, with 250,000 shares of the Company's common shares reserved for grants. Under the Directors Plan, all non-employee directors holding office on June 15 of each year are granted 1,250 options to purchase the Company's common stock. The exercise price of the options is the market value on the date of grant. On June 15, 1997,1998 and 1999, 12,500 shares were granted at exercise prices of $7.19, $7.00 and $4.75, respectively.

    The 1995 Stock Option Plan for Independent Agents (the Agents Plan) became effective December 21, 1995, with 125,000 common shares of the Company's stock reserved for grants. Activity in Agents Plan is summarized as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Shares under options outstanding, beginning of
  year.............................................   36,205     36,516     54,125
Granted during the year............................   13,120      9,400      5,526
Exercised during the year..........................       --         --     (2,749)
Canceled or expired during the year................       --     (9,711)   (20,386)
                                                      ------     ------    -------
Shares under options outstanding, end of year......   49,325     36,205     36,516
                                                      ======     ======    =======

    Options granted during 1997, 1998 and 1999 were granted at average exercise prices of $6.37, $6.97 and $4.68, respectively. At December 31, 1999, 71,426 shares of the Company's common stock have been reserved for future grants.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123,

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED) the Company's net (loss) income and (loss) earnings per share would have been as indicated below (in thousands except per share amounts):

                                                      1999       1998       1997
                                                    --------   --------   --------
Net (loss) income -- as reported..................  $(7,536)   $(2,894)    $4,003
Net (loss) income -- pro forma....................  $(8,053)   $(3,432)    $3,016
Diluted earnings per share -- as reported.........  $ (0.99)   $ (0.39)    $ 0.55
Diluted earnings per share -- pro forma...........  $ (1.04)   $ (0.46)    $ 0.41

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                       1999
                                                   ---------------------------------------------
                                                   EMPLOYEE PLAN    DIRECTORS PLAN   AGENTS PLAN
                                                   --------------   --------------   -----------
Expected Dividend Yield..........................        0%              0%              0%
Expected Stock Price Volatility..................      71.62%          71.62%          71.62%
Risk-Free Interest Rate..........................      5.75%            6.00%           5.78%
Expected Life of Options.........................    2.71 years       10 years         5 years

                                                                       1998
                                                   ---------------------------------------------
                                                   EMPLOYEE PLAN    DIRECTORS PLAN   AGENTS PLAN
                                                   --------------   --------------   -----------
Expected Dividend Yield..........................        0%              0%              0%
Expected Stock Price Volatility..................      52.75%          52.75%          52.75%
Risk-Free Interest Rate..........................      5.39%            5.39%           5.39%
Expected Life of Options.........................     5 years         10 years         5 years

OTHER BENEFIT PLANS

    The Company sponsors the South Carolina Insurance Company Employees' Profit-Sharing and Savings Plan (the Plan), which provides both a profit-sharing and a 401(k) element for the employees of the Company, its subsidiaries and affiliates. As of December 31, 1999, the amount of assets available in the Plan, based on information currently available, was $12,936.

    The profit-sharing element of the Plan covers all full-time employees who have met minimum eligibility requirements. There were no contributions to this part of the Plan in 1999.

    Under the 401(k) element of the Plan, employees may elect to have a portion of their salary withheld from pre-tax wages for investment in the Plan, subject to limitations imposed by IRS regulations. The Company matches 50% of the first 6% of the employee's contribution to the Plan. The Company's contributions to the Plan on behalf of the participating employees was $271, $68 and $72 in 1999, 1998 and 1997, respectively.

    The Company currently provides certain health care and life insurance benefits for certain retired employees. The projected future cost of providing post-retirement benefits is reflected as an expense as employees render services instead of when the benefits are paid. The net transition obligation is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. Post-retirement benefit expense was approximately $115 in 1999, $90 in 1998 and $77 in 1997.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)

                                                              1999       1998
                                                            --------   --------
Change in benefit obligation:
Benefit obligation, beginning of year.....................   $  722     $  575
Service cost..............................................        7          6
Interest Cost.............................................       65         50
Plan participants' contributions..........................       32         61
Actuarial loss............................................      162        126
Benefits paid.............................................      (66)       (96)
                                                             ------     ------
Total benefit obligation, end of year.....................   $  922     $  722
                                                             ======     ======
Fair value of plan assets.................................       --         --
                                                             ======     ======
Funded status of plan.....................................   $  922     $  722
Unrecognized actuarial loss...............................     (256)      (106)
Unrecognized net transition obligation....................     (408)      (439)
                                                             ------     ------
Net obligation............................................   $  258     $  177
                                                             ======     ======
Weighted-average discount rate............................    7.75%      6.75%
                                                             ======     ======

    The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 6% for 1999, 7% for 1998 and 8% for 1997 and is assumed to decrease to a 5% ultimate trend (5% in 1998 and 1997) with a duration to ultimate trend of 2 years (three years in 1998 and four years in 1997). The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the post-retirement benefit obligation as of December 31, 1999 by $4.

NOTE 13 SEGMENT REPORTING

    SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" requires public enterprises to report financial and descriptive information about its reportable operating segments, and the determination of those segments in a manner consistent with the way in which management regularly reviews the business and formulates decisions.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 13 SEGMENT REPORTING (CONTINUED)
    The reportable segments were determined based on management's internal reporting approach, which is focused on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial and All Other. The Automobile segment includes all personal lines components of retained risk nonstandard automobile, NC Facility and SC Facility operations. The Flood segment contains all flood operations including NFIP, flood zone determinations, excess flood and flood compliance tracking, as well as the complementary homeowners product line and the Company's insurance adjusting business. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The All Other segment includes the runoff operations of the Company. The results of the reportable segments are included as follows:

                                                            YEAR ENDED DECEMBER 31, 1999
                                              ---------------------------------------------------------
                                              AUTOMOBILE    FLOOD     COMMERCIAL   ALL OTHER    TOTAL
                                              ----------   --------   ----------   ---------   --------
Revenues:
Commission and service income...............   $ 25,303    $19,270      $1,079      $    --    $45,652
Property and casualty premiums earned.......     49,984         27       3,172          161     53,344
Investment and other income.................      6,296        914         140        1,987      9,337
                                               --------    -------      ------      -------    -------
  Total revenues............................     81,583     20,211       4,391        2,148    108,333
                                               --------    -------      ------      -------    -------
Expenses:
Losses & loss adjustment expenses...........     47,749        401       1,500       (3,640)    46,010
Other.......................................     46,687     17,431       2,193        3,511     69,822
                                               --------    -------      ------      -------    -------
  Total expenses............................     94,436     17,832       3,693         (129)   115,832
                                               --------    -------      ------      -------    -------
(Loss) income from operations before
  provision for income taxes................    (12,853)     2,379         698        2,277     (7,499)
Provision for income taxes..................         12          2          --           23         37
                                               --------    -------      ------      -------    -------
Net (loss) income...........................   $(12,865)   $ 2,377      $  698      $ 2,254    $(7,536)
                                               ========    =======      ======      =======    =======

                                                              AS OF DECEMBER 31, 1999
                                             ---------------------------------------------------------
                                             AUTOMOBILE    FLOOD     COMMERCIAL   ALL OTHER    TOTAL
                                             ----------   --------   ----------   ---------   --------
Total assets...............................   $114,735    $51,602     $14,343      $74,123    $254,803
                                              ========    =======     =======      =======    ========
Liabilities:
  Losses and loss adjustment expenses......   $ 47,037    $12,596     $ 2,919      $51,298    $113,850
  Unearned premium.........................     32,381     23,121       7,009            9      62,520
  Other liabilities........................     22,143      9,959       2,768       14,306      49,176
                                              --------    -------     -------      -------    --------
  Total liabilities........................   $101,561    $45,676     $12,696      $65,613    $225,546
                                              ========    =======     =======      =======    ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                           YEAR ENDED DECEMBER 31, 1998
                                             ---------------------------------------------------------
                                             AUTOMOBILE    FLOOD     COMMERCIAL   ALL OTHER    TOTAL
                                             ----------   --------   ----------   ---------   --------
Revenues:
Commission and service income..............    $30,960    $16,458     $ 1,893      $  (13)    $ 49,298
Property and casualty premiums earned......     18,337        (34)      3,976         483       22,762
Investment and other income................      5,991         14         655       2,697        9,357
                                               -------    -------     -------      ------     --------
  Total revenues...........................     55,288     16,438       6,524       3,167       81,417
                                               -------    -------     -------      ------     --------
Expenses:
Losses & loss adjustment expenses..........     20,759        837       2,249       1,424       25,269
Other......................................     35,290     15,552       6,394       1,290       58,526
                                               -------    -------     -------      ------     --------
  Total expenses...........................     56,049     16,389       8,643       2,714       83,795
                                               -------    -------     -------      ------     --------
(Loss) income from operations before
  provision (benefit) for income taxes
  before change in accounting principle....       (761)        49      (2,119)        453       (2,378)
Provision (benefit) for income taxes.......         53         25         (29)       (134)         (85)
                                               -------    -------     -------      ------     --------
(Loss) income from operations, before
  change in accounting principle...........       (814)        24      (2,090)        587       (2,293)
Effect of change in accounting principle...         --         --          --        (601)        (601)
                                               -------    -------     -------      ------     --------
Net (loss) income..........................    $  (814)   $    24     $(2,090)     $  (14)    $ (2,894)
                                               =======    =======     =======      ======     ========

                                                              AS OF DECEMBER 31, 1998
                                             ---------------------------------------------------------
                                             AUTOMOBILE    FLOOD     COMMERCIAL   ALL OTHER    TOTAL
                                             ----------   --------   ----------   ---------   --------
Total assets...............................   $153,074    $35,449     $16,360      $90,680    $295,563
                                              ========    =======     =======      =======    ========
Liabilities:
  Losses & loss adjustment expenses
    reserves...............................   $ 47,008    $ 9,955     $ 3,949      $59,064    $119,976
  Unearned premium.........................     52,696     13,135       6,707           --      72,538
  Other liabilities........................     33,540      7,767       3,585       19,869      64,761
                                              --------    -------     -------      -------    --------
    Total liabilities......................   $133,244    $30,857     $14,241      $78,933    $257,275
                                              ========    =======     =======      =======    ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                            YEAR ENDED DECEMBER 31, 1997
                                              ---------------------------------------------------------
                                              AUTOMOBILE    FLOOD     COMMERCIAL   ALL OTHER    TOTAL
                                              ----------   --------   ----------   ---------   --------
Revenues:
Commission and service income...............    $25,986    $12,811     $  5,317     $   (9)    $44,105
Property and casualty premiums earned.......      5,647         --           41        892       6,580
Investment and other income.................        994         --          701      2,989       4,684
                                                -------    -------     --------     ------     -------
  Total revenues............................     32,627     12,811        6,059      3,872      55,369
                                                =======    =======     ========     ======     =======
Expenses:
Losses & loss adjustment expenses...........      5,979        658          425      1,778       8,840
Other.......................................     19,902     10,477        9,618      2,483      42,480
                                                -------    -------     --------     ------     -------
  Total expenses............................     25,881     11,135       10,043      4,261      51,320
                                                -------    -------     --------     ------     -------
Income (loss) from operations before
  (benefit) provision for income taxes......      6,746      1,676       (3,984)      (389)      4,049
(Benefit) provision for income taxes........         (9)        (9)          11         53          46
                                                =======    =======     ========     ======     =======
Net income (loss)                               $ 6,755    $ 1,685     $ (3,995)      (442)    $ 4,003
                                                =======    =======     ========     ======     =======

                                                              AS OF DECEMBER 31, 1997
                                             ---------------------------------------------------------
                                             AUTOMOBILE    FLOOD     COMMERCIAL   ALL OTHER    TOTAL
                                             ----------   --------   ----------   ---------   --------
Total assets...............................   $121,510    $28,139     $12,987      $71,892    $234,618
                                              ========    =======     =======      =======    ========
Liabilities:
  Losses & loss adjustment expenses
    reserves...............................   $ 59,680    $ 2,918     $ 7,572      $44,600    $114,770
  Unearned premium.........................     24,936     11,428       3,410       14,567      54,341
  Other liabilities........................     15,200         --       1,546        9,017      25,763
                                              --------    -------     -------      -------    --------
    Total liabilities......................   $ 99,816    $14,346     $12,528      $68,184    $194,874
                                              ========    =======     =======      =======    ========

NOTE 14 REINSURANCE

    The Company's property and casualty insurance operations include a retained risk component and a servicing carrier component. A significant percentage of the risk business is ceded through several reinsurance programs including pro-rata and excess of loss. In its servicing carrier operation, premiums are ceded entirely to the applicable state's reinsurance facility or to the NFIP. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows:

                               1999                    1998                    1997
                       ---------------------   ---------------------   ---------------------
                        WRITTEN     EARNED      WRITTEN     EARNED      WRITTEN     EARNED
                       ---------   ---------   ---------   ---------   ---------   ---------
Direct...............  $ 168,606   $ 177,749   $ 181,574   $ 163,485   $ 108,395   $ 109,277
Assumed..............      4,863       5,233       9,831       6,920       5,386       5,529
Ceded................   (127,248)   (129,638)   (159,179)   (147,643)   (107,155)   (108,226)
                       ---------   ---------   ---------   ---------   ---------   ---------
Net..................  $  46,221   $  53,344   $  32,226   $  22,762   $   6,626   $   6,580
                       =========   =========   =========   =========   =========   =========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 14 REINSURANCE (CONTINUED)
    Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency. Amounts due from reinsurance companies are for the following amounts for unearned premiums, unpaid losses and LAE, and paid losses and LAE:

                                                              1999       1998
                                                            --------   --------
Unearned premiums.........................................  $56,724    $59,619
Unpaid losses and LAE.....................................   74,017     83,654
Paid losses and LAE.......................................   18,528     29,972

    A summary of the Company's reinsurance recoverable on paid and unpaid losses and LAE, as well as its prepaid reinsurance premiums at December 31, 1999 is as follows:

                                                        REINSURANCE     PREPAID
                                                        RECOVERABLE   REINSURANCE
                                                        -----------   -----------
South Carolina Reinsurance Facility...................    $30,843       $10,077
North Carolina Reinsurance Facility...................     23,153         4,783
National Flood Insurance Program......................     12,375        22,933
Swiss Reinsurance Corp................................      6,639             4
Eric Insurance Exchange...............................      3,724         4,490
Insurance Corporation of Hannover.....................      2,902            84
GE Reinsurance Company................................      2,801            85
Dorinco Reinsurance Company...........................      2,546            70
Hartford Fire Insurance Company.......................      1,709            45
First Excess and Reinsurance Company..................      1,273            37
Gerling Global Reinsurance Company of America.........      1,051            87
Seandinevian Reinsurance..............................         --         9,221
NACRE.................................................         --         4,610
All others............................................      3,529           198
                                                          -------       -------
  Totals..............................................    $92,545        56,724
                                                          =======       =======

    The Company believes that the balances due from the SC Facility, the NC Facility and the NFIP are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies have also been deemed fully collectable by the Company.

    With respect to credit concentrations, most of the Company's business activity is with agents and policyholders located within the southeastern United States. There are no other material credit concentrations related to premiums receivable, agents' balances, and premium notes receivable.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 15 COMMITMENTS AND CONTINGENCIES

    (a) The Company and its subsidiaries lease office space, computer equipment and automobiles under several operating leases that expire at various times. Lease expense amounted to $1,584, 1,543 and $425 in 1999, 1998 and 1997 respectively. Approximate minimum future lease payments under these operating leases at December 31, 1999 are as follows:

2000................................................  $1,464
2001................................................   1,202
2002................................................   1,085
2003................................................     589
2004................................................     575
Thereafter..........................................     564
                                                      ------
  Total.............................................  $5,479
                                                      ======

    (b) A contingent liability exists with respect to reinsurance placed with other companies (See Note 14).

    (c) The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification against the Company pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium Service Corporation of Columbia ("Premium"), Seibels, Bruce & Company and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management believes the Company has no liability in the case.

    (d) Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately $1.75 million with respect to certain South Carolina municipality taxes. Management and legal counsel believe Catawba has basis for non-payment of such amounts.

    (e) On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6 million that it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. The purchase agreement provides methods for resolving the differences as to the appropriate adjustments to the purchase price. On December 18, 1998 the sellers filed a demand for arbitration regarding the parties dispute over the purchase price adjustments. Thereafter, the parties reached tentative agreement regarding some, but not all, of the disputed purchase price adjustments. The parties then agreed to limit the scope of the arbitration to a determination whether an adjustment was required for the way in which the sellers had previously accounted for loss adjustment expenses at Graward. On February 7, 2000, the arbitration panel ruled that the Company was not entitled to the requested
$1.08 million purchase price adjustment on the loss adjustment expenses issue, although the panel left open the question of whether a new independent audit of Graward's 1997 financial statements could result in such an adjustment. The Company is continuing to evaluate its options regarding the arbitration ruling. Management continues to believe that the purchase price will be adjusted in its favor based on subsequent negotiation and/or litigation with the sellers of Graward.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

NOTE 15 COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (f) On March 1, 2000, the Company received a demand from Generali-U.S. Branch ("Generali") for arbitration of claims arising under the April 1995 Agency Agreement between Generali and Graward. Generali seeks to recover approximately $7.64 million plus interest, costs, disbursements, and attorneys' fees. The Company has not yet responded to this demand.

    (g) The Company and its subsidiaries are party to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

NOTE 16 RELATED PARTY TRANSACTIONS

    Mr. John C. West, chairman emeritus of the Company's Board of Directors, is of counsel to the law firm of Bethea, Jordan & Griffin. Bethea, Jordan & Griffin has been retained by the Company to perform legal services. During the fiscal years ended December 31, 1999, 1998 and 1997, the Company paid a total of $1, $40 and $40 to Bethea, Jordan & Griffin respectively.

    During the fiscal year ended December 31, 1999, 1998 and 1997, the Company paid a total of $350, $522 and $483 to SADISCO Corporation ("SADISCO") respectively. Of which, in 1999, 1998, and 1997, $73, $54 and $96 respectively was for salvage and disposal services provided to the Company in the ordinary course of business and $277, $468 and $387 respectively was for reimbursement of expenses advanced by SADISCO on behalf of the Company in connection with such services. Charles H. Powers, chairman of the Company's Board of Directors and member of the Board of Director's Compensation Committee, is the owner and operator of SADISCO.

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

             (DOLLARS SHOWN IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a summary of unaudited quarterly information for the years ended December 31, 1999 and 1998:

                                           1ST        2ND        3RD        4TH
1999                                     QUARTER    QUARTER    QUARTER    QUARTER
----                                     --------   --------   --------   --------
Commission & service income............  $12,425    $  9,992   $11,595    $ 11,640
Property & casualty and credit life
  premiums earned......................   10,530      12,229    16,003      14,582
Net investment income..................      730         648       686         771
Other income...........................    1,541       1,312     1,633       1,678
Net realized gain......................       --          11       189         138
Net income (loss)......................    1,915      (2,819)        3      (6,635)
                                         =======    ========   =======    ========
Basic earnings (loss) per share........  $  0.25    $  (0.36)  $  0.00    $  (0.86)
Diluted loss per share.................     0.25       (0.36)     0.00       (0.86)
                                         =======    ========   =======    ========

    During the first and second quarters of 1999, commission and service income continued a decline that began in the fourth quarter of 1998 due to further decreases in written premium for the SC Facility. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2000, at which time final runoff of the SC Facility will commence. Commission and service income showed significant increases in the third and fourth quarters of 1999 over the second quarter of 1999 due to a significant increase in hurricane-related claims for the SC Facility, the NC Facility and the NFIP.

    Premiums earned continued the upward trend experienced throughout 1998 for the first three quarters of 1999 due to the Company's planned growth of its nonstandard automobile and commercial lines programs. Largely contributing to this premium growth is a full nine months of operations with its affiliated Managing General Agent (Graward) in 1999 versus a partial year of operations in 1998. Premiums earned decreased during the fourth quarter of 1999 due to the Company's shift of focus from overall premium growth to strengthening the quality of its existing of business. The net losses experienced in the fourth quarter of 1999 are primarily related to the Company's automobile business. High loss and expense ratios in the Company's Nashville operations, coupled with an unsuccessful attempt to consolidate two of the automobile operations, caused significant losses in both the Nashville and North Carolina operations. Furthermore, extreme growth and high loss ratios typically associated with a new book of business caused significant losses in the Company's South Carolina voluntary automobile business. Several initiatives were undertaken during the fourth quarter of 1999, all of which were designed to improve existing loss and underwriting expense ratios. These initiatives include an agent profitability review, more stringent underwriting guidelines, and implementation of underwriting expense cost control measures.

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

             (DOLLARS SHOWN IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Included in the third quarter net realized gain is the realized gain on the sale of one of the Company's buildings of $206. During the fourth quarter of 1999, the Company sold one of its insurance company subsidiaries, realizing a gain of $243.

                                                           1ST        2ND        3RD        4TH
                         1998                            QUARTER    QUARTER    QUARTER    QUARTER
                         ----                            --------   --------   --------   --------
Commission & service income............................  $ 11,139   $12,261    $13,114    $ 12,784
Property & casualty and credit life premiums earned....     2,705     4,265      6,901       8,904
Net investment income..................................       716       829        973         753
Other income...........................................     1,342     1,024      2,609       1,044
Net realized (loss)gain................................       (25)       23         41          15
Restructuring charge...................................        --      (546)        --          --
Effect of change in accounting principle...............      (601)       --         --          --
Net loss...............................................    (1,138)     (297)      (142)     (1,317)
                                                         ========   =======    =======    ========
Basic loss per share...................................  $  (0.15)  $ (0.04)   $ (0.02)   $  (0.18)
Diluted loss per share.................................     (0.15)    (0.04)     (0.02)      (0.18)
                                                         ========   =======    =======    ========

    Commission and service income grew during the first three quarters of 1998 due to an increase in storm related claims. During the fourth quarter of 1998, commission and service income decreased slightly due to a decrease in written premiums for the SC Facility. Premiums earned continued to increase throughout 1998 due to the Company's nonstandard automobile program and commercial lines premium writings. During the second quarter of 1998, the Company booked a $0.5 million restructuring charge related to the consolidation of its automobile and claims operations. Effective January 1, 1998, the Company adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $0.6 million. As a result, the Company's participation in the NC Facility is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. Net income decreased during 1998 in comparison with 1997 due to several one time charges, the gradual build up of earned premiums for the Company's new commercial lines book of business, and losses from the Company's runoff.

    During the first quarter of 1998, the Company purchased AFS for $2.6 million, consisting of $2.1 million in cash and $0.5 million in cumulative, convertible, redeemable, nonvoting, special preferred stock (see Notes 5, 8 and 9). During the second quarter of 1998, the Company acquired Graward for a tentative purchase price of $10.3 million, consisting of $7.5 million in cash and $2.7 million in subordinated convertible notes (see Notes 5, 8 and 9).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
Steven M. Armato.....................     48      Vice President of Human Resources of certain
                                                  subsidiaries since 1993. Employed by the Company since
                                                  April 1981.

Michael A. Culbertson................     51      President of Insurance Network Services, Inc. and
                                                  Insurance Services Group, Inc. since 1999 and Vice
                                                  President of certain subsidiaries since December 1995.
                                                  Also holds the position of Director of certain
                                                  subsidiaries of the Company. Previously held position of
                                                  Senior Vice President of the Company from 1995-1999 and
                                                  Vice President of Claims from June 1993 until June 1995.
                                                  Employed by the Company in various claims capacities
                                                  since December 1974.

Wayne A. Fletcher....................     48      Vice President and Director of Business Development for
                                                  certain subsidiaries since 1997. From 1994 to 1997, Mr.
                                                  Fletcher served as President of Bankers Underwriters,
                                                  Inc., a subsidiary of Banker's Insurance Group. Prior to
                                                  1994, Mr. Fletcher spent a year as Assistant to the
                                                  President of the California-based American Sterling
                                                  Corporation. From 1985 to 1993, he created and developed
                                                  National Flood Services. Mr. Fletcher has served in
                                                  various insurance-related capacities for the U.S.
                                                  government, including managing the Federal Crop
                                                  Insurance Program.

Stephen T. Harding...................     38      Vice President for certain subsidiaries since April 1998
                                                  after joining the Company in 1996 as South Carolina
                                                  Reinsurance Facility Underwriting and Customer Service
                                                  Manager. Mr. Harding was previously employed by GEICO
                                                  from 1988 to 1996.

Kenneth W. Marter....................     38      Vice President of Finance and Treasurer of the Company
                                                  and certain subsidiaries since July 1998. Mr. Marter had
                                                  served as Controller since December 1997 and Director of
                                                  Finance since November 1996. Previously, Mr. Marter was
                                                  Director of Finance with Air South Airlines, Inc. from
                                                  July 1994 to October 1996. He was employed by the
                                                  University of South Carolina from August 1992 to June
                                                  1994.

Matthew P. McClure...................     30      General Counsel and Corporate Secretary of the Company
                                                  and certain subsidiaries since July 1998. Elected Vice
                                                  President in 1999. Also serves as a Director for certain
                                                  subsidiaries. Previously served as Assistant Secretary
                                                  and Legal Counsel since November 1996. Prior to joining
                                                  the Company, Mr. McClure was Manager of Financial
                                                  Planning with Air South Airlines, Inc. from July 1995 to
                                                  May 1996 and employed by the South Carolina Fifth
                                                  Judicial Circuit solicitor from May 1993 to July 1995.

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
Bryan D. Rivers......................     31      Controller of the Company and certain subsidiaries since
                                                  June 1999. Prior to joining Seibels Bruce Mr. Rivers was
                                                  employed for eight years by Arthur Andersen LLP in
                                                  Columbia, South Carolina. While with Arthur Andersen
                                                  LLP, Mr. Rivers served as the Company's Audit Senior for
                                                  two years and then as Audit Manager for two years. Mr.
                                                  Rivers is a Certified Public Accountant.

R. Thomas Savage, Jr.................     53      R. Thomas Savage, Jr., joined Seibels Bruce in July 1998
                                                  as Chief Financial Officer and assumed the position of
                                                  acting President and Chief Executive Officer in
                                                  September 1998. He was voted President and Chief
                                                  Executive Officer in May 1999. Previously, he served for
                                                  six years as Chief Financial Officer of Unisun Insurance
                                                  Company in Charleston South Carolina after serving as
                                                  its Treasurer for seven years. Before joining Unisun,
                                                  Savage, a Certified Public Accountant, was with KPMG
                                                  LLP, serving in their tax advisory services division,
                                                  and with Integon Property and Casualty Corporation, as
                                                  Controller. All of the aforementioned insurance
                                                  companies' core business mirror those of Seibels
                                                  Bruce--regional carriers specializing in nonstandard
                                                  automobile and flood with agency books of commercial
                                                  lines and homeowners property and casualty business.
                                                  Prior experience also includes service on the board of
                                                  directors of the North Carolina Reinsurance Facility and
                                                  a variety of roles for the South Carolina Reinsurance
                                                  Facility and the National Flood Insurance Program.

Richard A. Shaffer...................     55      Director of Commercial Lines for certain subsidiaries
                                                  since 1997. Previously, Mr. Shaffer was employed with
                                                  CNA Insurance Company with emphasis in commercial and
                                                  personal lines.

    Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Company required by Item 10 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999.

    For information pertaining to Executive Officers of the Company, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K. Refer to the "Executive Officers of the Registrant" section of Part I of this document.

    Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated to by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference for the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

    The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

    Report of Independent Public Accountants--Arthur Andersen LLP

    Consolidated Balance Sheets--December 31, 1999 and December 31, 1998.

    Consolidated Statements of Operations--Years ended December 31, 1999, December 31, 1998 and December 31, 1997.

    Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 1999, December 31, 1998 and December 31, 1997.

    Consolidated Statements of Cash Flows--Years ended December 31, 1999, December 31, 1998 and December 31, 1997.

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

(a)(3) LIST OF EXHIBITS

          3.1           Articles of Incorporation of the Registrant, as restated,
                        dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year
                        ended December 31, 1998.

          3.2           By-laws of the Registrant, as amended and restated, dated
                        February 4, 1999, incorporated herein by reference to the
                        Annual Report on Form 10-K, Exhibit 3.2, for the year ended
                        December 31, 1998.

          4.1           The rights of the Company's equity security holders are
                        defined in the Fifth, Sixth, Seventh and Eighth Articles of the Company's Articles of Incorporation, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.1, for the year ended December 31, 1998. See Exhibit 3.1.

          4.2 Form of the Certificate of the Company's Common Stock, par value $1.00 per share, incorporated herein by reference to the Registrant's Registration Statement on From S-2 (File
                        No. 333-24081).

         10.1           South Carolina Insurance Company Employee's Profit Sharing
                        and Savings Plan, dated June 30, 1992, as amended January 4,
                        1993, incorporated herein by reference to the Annual Report on Form 10-K(10)(9)-9, for the year ended December 31, 1992.
                        Amendments dated June 2, 1993, April 21, 1994, July 1, 1994,
                        July 1, 1995, July 1, 1996 and September 26, 1997,
                        incorporated herein by reference to the Annual Report on
                        Form 10-K, Exhibit 10.1, for the year ended December 31,
                        1997. Amendment dated March 16, 1998, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.1, for the year ended December 31, 1998.

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

        10.10           The Seibels Bruce Group, Inc. 1995 Stock Option Plan for
                        Non-Employee Directors, dated June 14, 1996, incorporated
                        herein by reference to submission DEF 14-A, filing date May
                        10, 1996, file number 000-08804, accession number
                        0001005150-96-000127, accepted May 9, 1996. Amendment dated
                        November 11, 1999.

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

        10.15           Joint Underwriting Association contract, dated October 13,
                        1998, by and between South Carolina Insurance Company and the South Carolina Associated Auto Insurers Plan, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31,
                        1998.

         21.1           Subsidiaries of the Registrant.

         23.1           Consent of Arthur Andersen LLP.

         27.1           Financial Data Schedule (electronic filing only).

         28.1           Schedule P of Annual Report on Form 10-K/405 for the fiscal year ended December 31, 1999, incorporated herein by
                        reference to Form SE, dated March 30, 2000.

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

Date:  March 14, 2000               By /s/ CHARLES H. POWERS
                                    ------------------------------------------------------------
                                    Charles H. Powers
                                    Chairman of the Board and Director

Date:  March 14, 2000               By /s/ R. THOMAS SAVAGE, JR.
                                    ------------------------------------------------------------
                                    R. Thomas Savage, Jr.
                                    President and CEO and CFO

Date:  March 14, 2000               By /s/ FRANK H. AVENT
                                    ------------------------------------------------------------
                                    Frank H. Avent
                                    Director

Date:  March 14, 2000               By /s/ A. CRAWFORD CLARKSON, JR.
                                    ------------------------------------------------------------
                                    A. Crawford Clarkson, Jr.
                                    Director

Date:  March 14, 2000               By /s/ SUSIE H. VANHUSS, PH D.
                                    ------------------------------------------------------------
                                    Susie H. VanHuss, Ph D.
                                    Director

Date:  March 14, 2000               By /s/ CLAUDE E. MCCAIN
                                    ------------------------------------------------------------
                                    Claude E. McCain
                                    Director

Date:  March 14, 2000               By /s/ KENNETH A. PAVIA
                                    ------------------------------------------------------------
                                    Kenneth A. Pavia
                                    Director

Date:  March 14, 2000               By /s/ JOHN P. SEIBELS
                                    ------------------------------------------------------------
                                    John P. Seibels
                                    Director

Date:  March 14, 2000               By /s/ GEORGE R.P. WALKER, JR.
                                    ------------------------------------------------------------
                                    George R.P. Walker, Jr.
                                    Director

Date:  March 14, 2000               By /s/ BRYAN D. RIVERS
                                    ------------------------------------------------------------
                                    Bryan D. Rivers
                                    Controller (Principal Accounting Officer)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

           SCHEDULE I- SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS
                               IN RELATED PARTIES

                            AS OF DECEMBER 31, 1999

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                    BALANCE
                                                                          MARKET     SHEET
                                                                COST      VALUE      VALUE
                                                              --------   --------   --------
DEBT SECURITIES*
  Bonds:
    U.S. Government and government agencies and
      authorities...........................................  $15,343    $15,135    $15,135
    State, municipalities and political subdivisions........      375        381        381
    Corporate bonds.........................................   16,462     16,059     16,059
                                                              -------    -------    -------
                                                               32,180     31,575     31,575
EQUITY SECURITIES
  Common stocks--Banks, trusts and insurance companies......    1,317      1,317      1,317

CASH AND SHORT-TERM INVESTMENTS.............................   26,722     26,722     26,722
                                                              -------    -------    -------
                                                              $60,219    $59,614    $59,614
                                                              =======    =======    =======

* Debt securities are classified as debt securities available for sale and are valued at market.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                               AS OF DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
ASSETS
  Cash and short-term investments...........................  $    127   $    395
  Investment in subsidiary companies*.......................    39,591     44,746
  Other investments.........................................     1,317      1,260
  Property and equipment, net...............................       498        242
  Intercompany receivables*.................................     1,605      6,246
  Other assets..............................................       593      1,626
                                                              --------   --------
    Total assets............................................  $ 43,731   $ 54,515
                                                              ========   ========
LIABILITIES
  Notes payable.............................................  $ 12,286   $ 13,550
  Intercompany payable*.....................................     1,997      2,240
  Other liabilities.........................................       191        437
                                                              --------   --------
    Total liabilities.......................................    14,474     16,227
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
  Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable, nonvoting, special preferred
    stock, redemption value $2,200..........................     2,200      2,200
  Issued and outstanding 50,000 shares of cumulative $0.625, convertible, redeemable, nonvoting, special preferred
    stock, redemption value $500............................       500        500
                                                              --------   --------
    Total special stock.....................................     2,700      2,700
                                                              --------   --------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value, authorized 17,500,000 shares
    in 1999 and 1998, issued and outstanding 7,831,398 and
    7,773,075 shares in 1999 and 1998, respectively.........     7,831      7,773
  Additional paid-in-capital................................    61,988     61,861
  Accumulated other comprehensive income....................      (605)       907
  Accumulated deficit.......................................   (42,657)   (34,953)
                                                              --------   --------
    Total shareholders' equity..............................    26,557     35,588
                                                              --------   --------
      Total liabilities and shareholders' equity............  $ 43,731   $ 54,515
                                                              ========   ========

*   Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,
(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Management fees*..........................................  $ 2,268    $ 1,253     $   --
  Other.....................................................       44        590        177
                                                              -------    -------     ------
    Total revenues..........................................    2,312      1,843        177
                                                              -------    -------     ------
Expenses:
  Interest..................................................    1,100        865         99
  Other.....................................................    1,124      1,058         37
                                                              -------    -------     ------
    Total expenses..........................................    2,224      1,923        136
                                                              -------    -------     ------
Income (loss) before tax benefit and equity in undistributed
  (loss) income of subsidiaries.............................       88        (80)        41
Tax benefit.................................................     (587)       (85)       (18)
                                                              -------    -------     ------
Income before equity in undistributed (loss) income of
  subsidiaries..............................................      675          5         59
Equity in undistributed (loss) income of subsidiaries*......   (8,211)    (2,899)     3,944
                                                              -------    -------     ------
Net (loss) income...........................................  $(7,536)   $(2,894)    $4,003
                                                              =======    =======     ======
Basic earnings per share:
  Net (loss) income.........................................  $ (0.99)   $ (0.39)    $ 0.57
  Weighted average shares outstanding.......................    7,774      7,763      7,002
                                                              =======    =======     ======
Diluted earnings per share:
  Net (loss)income..........................................  $ (0.99)   $ (0.39)    $ 0.55
  Weighted average shares outstanding.......................    7,774      7,763      7,274
                                                              =======    =======     ======

*   Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Common stock outstanding:
  Beginning of year.........................................  $  7,773   $  7,731   $  6,168
  Stock issued in connection with offering..................        --         --      1,428
  Stock issued under stock option plans.....................        58         42        135
                                                              --------   --------   --------
  End of year...............................................  $  7,831   $  7,773   $  7,731
                                                              ========   ========   ========

Additional paid-in capital:
  Beginning of year.........................................  $ 61,861   $ 61,665   $ 54,050
  Stock issued in connection with offering..................        --         --      7,175
  Stock issued under stock option plans.....................       127        196        440
                                                              --------   --------   --------
  End of year...............................................  $ 61,988   $ 61,861   $ 61,665
                                                              ========   ========   ========

Accumulated other comprehensive income:
  Beginning of year.........................................  $    907   $     47   $   (536)
  Change during the year....................................    (1,512)       860        583
                                                              --------   --------   --------
  End of year...............................................  $   (605)  $    907   $     47
                                                              ========   ========   ========
Accumulated deficit:
  Beginning of year.........................................  $(34,953)  $(31,899)  $(35,891)
  Net (loss) income for the year............................    (7,536)    (2,894)     4,003
  Preferred stock dividend..................................      (168)      (160)       (11)
                                                              --------   --------   --------
  End of year...............................................  $(42,657)  $(34,953)  $(31,899)
                                                              ========   ========   ========
    Total shareholders' equity..............................  $ 26,557   $ 35,588   $ 37,544
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           SCHEDULE II (CONTINUED)--
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net (loss) income.........................................  $(7,536)   $ (2,894)  $  4,003
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Equity in undistributed loss (income) of
        subsidiaries........................................    8,154       2,507     (3,944)
      Depreciation and amortization.........................      245          62         --
      Net realized gain on sale of property and equipment...      (11)         (4)        --
      Changes in assets and liabilities.....................    5,579      (2,445)    (3,649)
                                                              -------    --------   --------
      Net cash provided by (used in) operating activities...    6,431      (2,774)    (3,590)
                                                              -------    --------   --------

Cash flows from investing activities:
  Proceeds from property and equipment sold.................       12           4         --
  Purchases of property and equipment.......................     (420)       (124)        --
  Purchases of investments..................................       --        (300)    (1,054)
  Cost of/additional investment in subsidiaries.............   (5,044)     (9,812)    (1,653)
                                                              -------    --------   --------
      Net cash used in investing activities.................   (5,452)    (10,232)    (2,707)
                                                              -------    --------   --------

Cash flows from financing activities:
  Issuance of capital stock.................................      185         238      9,178
  Issuance of debt, net of repayments.......................   (1,264)     13,060     (2,849)
  Dividends paid............................................     (168)       (160)        --
                                                              -------    --------   --------
      Net cash (used in) provided by financing activities...   (1,247)     13,138      6,329
                                                              -------    --------   --------

Net (decrease) increase in cash and short-term
  investments...............................................     (268)        132         32
  Cash and short term-investments, beginning of year........      395         263        231
                                                              -------    --------   --------
  Cash and short term-investments, end of year..............  $   127    $    395   $    263
                                                              =======    ========   ========

Supplemental cash flow information:
  Interest paid.............................................  $ 1,076    $    922   $     61
  Income taxes paid.........................................       --          39         21
                                                              =======    ========   ========

Noncash investing activities:
Acquisition:
  Cash paid, net of cash acquired...........................  $    --    $ (5,598)  $     --
  Issuance of debt..........................................       --      (2,700)        --
  Preferred stock issued....................................       --        (500)    (2,200)
  Assets acquired...........................................       --      17,563     36,831
  Liabilities assumed.......................................       --     (27,247)   (37,224)
                                                              -------    --------   --------
  Goodwill..................................................  $    --    $(18,482)  $ (2,593)
                                                              =======    ========   ========
Stock issued for consulting services/compensation...........  $    --    $     --   $     81
                                                              =======    ========   ========

The accompanying notes are an integral part of these financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

               SCHEDULE III- SUPPLEMENTARY INSURANCE INFORMATION

                          (DOLLARS SHOWN IN THOUSANDS)

                                                 FUTURE POLICY                             NET         BENEFITS,
                                    DEFERRED       BENEFITS,                            INVESTMENT   CLAIMS, LOSSES
                                     POLICY      CLAIMS, LOSSES                         INCOME (1)        AND
                                   ACQUISITION      AND LOSS      UNEARNED   PREMIUM    AND OTHER      SETTLEMENT
                                      COSTS         EXPENSES      PREMIUMS   REVENUE      INCOME        EXPENSES
                                   -----------   --------------   --------   --------   ----------   --------------
YEAR ENDED DECEMBER 31, 1999

Property and casualty
  insurance......................    $1,373          $113,850     $62,520    $53,344      $3,287        $46,010
Credit life insurance............        --                31          --         --         170             --
Commission and service
  activities.....................        --                --          --         --       3,059             --
Other............................        --                --          --         --       2,483             --
                                     ------          --------     -------    -------      ------        -------
  Total..........................    $1,373          $113,881     $62,520    $53,344      $8,999        $46,010
                                     ======          ========     =======    =======      ======        =======

YEAR ENDED DECEMBER 31, 1998

Property and casualty
  insurance......................    $2,472          $119,976     $72,538    $22,762      $3,362        $25,269
Credit life insurance............        --                68          22         13         278            (46)
Commission and service
  activities.....................        --                --          --         --       3,283             --
Other............................        --                --          --         --       2,367             --
                                     ------          --------     -------    -------      ------        -------
  Total..........................    $2,472          $120,044     $72,560    $22,775      $9,290        $25,223
                                     ======          ========     =======    =======      ======        =======

YEAR ENDED DECEMBER 31, 1997

Property and casualty
  insurance......................    $1,565          $114,770     $54,341    $ 6,580      $3,248        $ 8,840
Credit life insurance............        15               117          41        156         256             70
Commission and service
  activities.....................        --                --          --         --         421             --
Other............................        --                --          --         --          74             --
                                     ------          --------     -------    -------      ------        -------
  Total..........................    $1,580          $114,887     $54,382    $ 6,736      $3,999        $ 8,910
                                     ======          ========     =======    =======      ======        =======


                                   AMORTIZATION OF
                                   DEFERRED POLICY
                                     ACQUISITION     OTHER OPERATING   PREMIUMS
                                        COSTS         EXPENSES (1)     WRITTEN
                                   ---------------   ---------------   --------
YEAR ENDED DECEMBER 31, 1999
Property and casualty
  insurance......................      $33,721           $15,637       $46,221
                                                                       =======
Credit life insurance............           --                --
Commission and service
  activities.....................           --            10,201
Other............................           --             9,047
                                       -------           -------
  Total..........................      $33,721           $34,885
                                       =======           =======
YEAR ENDED DECEMBER 31, 1998
Property and casualty
  insurance......................      $10,222           $29,081       $32,226
                                                                       =======
Credit life insurance............           15                54
Commission and service
  activities.....................           --             8,240
Other............................           --             9,448
                                       -------           -------
  Total..........................      $10,237           $46,823
                                       =======           =======
YEAR ENDED DECEMBER 31, 1997
Property and casualty
  insurance......................      $ 1,207           $31,453       $ 6,626
                                                                       =======
Credit life insurance............           --               113
Commission and service
  activities.....................           --                --
Other............................           --             9,548
                                       -------           -------
  Total..........................      $ 1,207           $41,114
                                       =======           =======

(1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                           PERCENTAGE
                                                     CEDED TO     ASSUMED                  OF AMOUNT
                                           GROSS       OTHER     FROM OTHER                ASSUMED TO
                                          AMOUNT*    COMPANIES   COMPANIES    NET AMOUNT   NET AMOUNT
                                          --------   ---------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 1999
Credit life insurance in force..........  $    203   $     --      $   --      $   203         0.0%
                                          ========   ========      ======      =======        ====
Premiums earned:
  Property/casualty insurance...........  $177,749   $129,638      $5,233      $53,344         9.8%
  Credit life insurance.................        --         --          --           --          --
  Accident/health insurance.............        --         --          --           --          --
                                          --------   --------      ------      -------        ====
    Total...............................  $177,749   $129,638      $5,233      $53,344
                                          ========   ========      ======      =======
YEAR ENDED DECEMBER 31, 1998
Credit life insurance in force..........  $    489   $     --      $   --      $   489         0.0%
                                          ========   ========      ======      =======        ====
Premiums earned:
  Property/casualty insurance...........  $163,485   $147,643      $6,920      $22,762        30.4%
  Credit life insurance.................        13         --          --           13          --
  Accident/health insurance.............        --         --          --           --          --
                                          --------   --------      ------      -------        ====
    Total...............................  $163,498   $147,643      $6,920      $22,775
                                          ========   ========      ======      =======
YEAR ENDED DECEMBER 31, 1997
Credit life insurance in force..........  $  1,466   $     --      $   --      $ 1,466         0.0%
                                          ========   ========      ======      =======        ====
Premiums earned:
  Property/casualty insurance...........  $109,277   $108,226      $5,529      $ 6,580        84.0%
  Credit life insurance.................        51         --          --           51          --
  Accident/health insurance.............       105         --          --          105          --
                                          --------   --------      ------      -------        ====
    Total...............................  $109,433   $108,226      $5,529      $ 6,736
                                          ========   ========      ======      =======

* Includes amount written as designated carrier for two state sponsored automobile facilities, a homeowners' residual market and the WYO National Flood Insurance Program.

                         THE SEIBELS BRUCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLARS SHOWN IN THOUSANDS)

                                                   BALANCE AT
                                                  BEGINNING OF                            BALANCE AT END
                                                      YEAR       ADDITIONS   DEDUCTIONS      OF YEAR
                                                  ------------   ---------   ----------   --------------
YEAR ENDED DECEMBER 31, 1999
Allowance for uncollectable:
  Agents' balances receivable...................     $2,694       $1,806       $1,236         $3,264
  Other receivables.............................         --           --           --             --
  Premium notes receivable......................        241          192           --            433
                                                     ======       ======       ======         ======
YEAR ENDED DECEMBER 31, 1998
Allowance for uncollectable:
  Agents' balances receivable...................     $  957       $2,885*      $1,148         $2,694
  Other receivables.............................         63           --           63             --
  Premium notes receivable......................        301           15           75            241
                                                     ======       ======       ======         ======
YEAR ENDED DECEMBER 31, 1997
Allowance for uncollectable:
  Agents' balances receivable...................     $  669       $2,016       $1,728         $  957
  Other receivables.............................         79           29           45             63
  Premium notes receivable......................         75          226           --            301
                                                     ======       ======       ======         ======

*   Includes $1,889 acquired with the purchase of Graward.

                         THE SEIBELS BRUCE GROUP, INC.

  SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
                                   OPERATIONS

                          (DOLLARS SHOWN IN THOUSANDS)

                                                 RESERVES FOR   DISCOUNT,
                                                    UNPAID       IF ANY,                               NET
                                    DEFERRED      CLAIMS AND    DEDUCTED                            INVESTMENT
                                     POLICY         CLAIM          IN                                 INCOME
                                   ACQUISITION   ADJUSTMENTS     COLUMN     UNEARNED     EARNED     AND OTHER
                                      COSTS        EXPENSES        C*       PREMIUMS    PREMIUMS      INCOME
                                   -----------   ------------   ---------   ---------   ---------   ----------
Year Ended
  December 31, 1999..............    $1,373        $113,850       $ --       $62,520     $53,344      $3,287
                                     ======        ========       ====       =======     =======      ======
Year Ended
  December 31, 1998..............    $2,472        $119,976       $ --       $72,538     $26,762      $3,362
                                     ======        ========       ====       =======     =======      ======
Year Ended
  December 31, 1997..............    $1,565        $114,770       $ --       $54,341     $ 6,580      $3,248
                                     ======        ========       ====       =======     =======      ======

                                    CLAIMS AND CLAIM
                                       ADJUSTMENTS
                                        EXPENSES
                                    INCURRED RELATED     AMORTIZATION
                                           TO:           OF DEFERRED    PAID CLAIMS
                                   -------------------      POLICY       AND CLAIM
                                   CURRENT     PRIOR     ACQUISITION    ADJUSTMENTS   PREMIUMS
                                     YEAR      YEARS        COSTS        EXPENSES      WRITTEN
                                   --------   --------   ------------   -----------   ---------
Year Ended
  December 31, 1999..............  $47,250    $ (1,240)    $33,721        $42,499      $46,221
                                   =======    ========     =======        =======      =======
Year Ended
  December 31, 1998..............  $24,450    $    819     $10,222        $28,101      $32,226
                                   =======    ========     =======        =======      =======
Year Ended
  December 31, 1997..............  $12,202    $ (3,362)    $ 1,207        $19,768      $ 6,626
                                   =======    ========     =======        =======      =======

*   The Company does not discount loss and LAE reserves.