Form 10-Q
period 2000-03-31
SEIBELS BRUCE GROUP INC
filed 2000-05-15
CIK 276380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-8804

                            ------------------------

                         THE SEIBELS BRUCE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  SOUTH CAROLINA                                        57-0672136
 (State or other jurisdiction of incorporation or                    (I.R.S. Employer
                   organization)                                   Identification No.)

     1501 LADY STREET (PO BOX 1), COLUMBIA, SC                           29201(2)
     (Address of principal executive offices)                           (Zip Code)

               Registrant's telephone number, including area code
                                 (803) 748-2000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,831,398 shares of Common Stock, $1 par value, at May 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                (AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE DATA)

                                                              (UNAUDITED)
                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
ASSETS
Investments:
  Debt securities, available-for-sale, at market (cost of
    $33,213 in 2000 and $32,180 in 1999)....................   $ 33,048       $ 31,575
  Equity securities, at market (cost of $6,137 in 2000 and
    $1,317 in 1999).........................................      6,137          1,317
  Cash and short-term investments...........................      7,437         26,722
                                                               --------       --------
    Total cash and investments..............................     46,622         59,614
Accrued investment income...................................        656            835
Premiums and agents' balances receivable, net...............     10,222          8,156
Premium notes receivable....................................      3,870          3,435
Reinsurance recoverable on paid losses and loss adjustment
  expenses..................................................     14,169         18,528
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses..................................................     62,220         74,017
Property and equipment, net.................................      5,152          5,421
Prepaid reinsurance premiums--ceded business................     55,809         56,724
Deferred policy acquisition costs...........................        333          1,373
Goodwill....................................................     19,746         19,876
Other assets................................................      6,885          6,824
                                                               --------       --------
    Total assets............................................   $225,684       $254,803
                                                               ========       ========
LIABILITIES
Losses and loss adjustment expenses:
  Reported and estimated losses and claims--retained
    business................................................   $ 29,992       $ 34,733
                                      --ceded business......     57,420         67,904
  Adjustment expenses--retained business....................      5,452          5,100
                    --ceded business........................      4,800          6,113
Unearned premiums--retained business........................      5,988          5,796
                 --ceded business...........................     55,809         56,724
Balances due other insurance companies......................     17,274         20,460
Debt........................................................     14,579         14,986
Other liabilities and deferred items........................      7,750         13,730
                                                               --------       --------
    Total liabilities.......................................    199,064        225,546
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
  Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable, nonvoting, special preferred
  stock, redemption value $2,200............................      2,200          2,200
Issued and outstanding 50,000 shares of cumulative $0.625
  convertible, redeemable nonvoting, special preferred
  stock, redemption value $500..............................        500            500
                                                               --------       --------
    Total special stock.....................................      2,700          2,700
                                                               --------       --------
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in
  2000 and 1999, issued and outstanding 7,831,398 shares in
  2000 and 1999.............................................      7,831          7,831
Additional paid-in-capital..................................     61,988         61,988
Accumulated other comprehensive income......................       (287)          (605)
Accumulated deficit.........................................    (45,612)       (42,657)
                                                               --------       --------
    Total shareholders' equity..............................     23,920         26,557
                                                               --------       --------
    Total liabilities and shareholders' equity..............   $225,684       $254,803
                                                               ========       ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED MARCH 31,
             (AMOUNTS SHOWN IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                2000       1999
                                                              --------   --------
Commission and service income...............................  $11,353    $12,425
Premiums earned.............................................    4,464     10,530
Net investment income.......................................      753        745
Other interest income.......................................      279        343
Realized losses, net........................................     (103)        --
Policy fees and other income................................    1,444      1,183
                                                              -------    -------
      Total revenue.........................................   18,190     25,226
                                                              -------    -------
Expenses:
  Losses and loss adjustment expenses.......................    5,777      7,549
  Policy acquisition costs..................................    7,825     10,117
  Interest expense..........................................      322        276
  Other operating costs & expenses..........................    7,179      5,308
                                                              -------    -------
      Total expenses........................................   21,103     23,250
                                                              -------    -------
(Loss) income from operations, before provision for income
  taxes.....................................................   (2,913)     1,976
Provision for income taxes..................................       --        (61)
                                                              -------    -------
Net (loss) income...........................................   (2,913)     1,915
Other Comprehensive Income:
Change in value of marketable securities, less
  reclassification adjustment of $112 and $0 for losses
  included in net (loss) income in 2000 and 1999,
  respectively..............................................      318       (479)
                                                              -------    -------
Comprehensive net (loss) income.............................  $(2,595)   $ 1,436
                                                              =======    =======
Basic (loss) earnings per share:
  Net (loss) income.........................................  $ (0.37)   $  0.25
  Weighted average shares outstanding.......................    7,831      7,773
                                                              =======    =======
Diluted (loss) earnings per share:
  Net (loss) income.........................................  $ (0.37)   $  0.25
  Weighted average shares outstanding.......................    7,831      7,774
                                                              =======    =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,
                          (AMOUNTS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net (loss) income.........................................  $ (2,913)  $ 1,915
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Equity in earnings of unconsolidated subsidiary.......       (43)      (28)
      Depreciation and amortization.........................       569       597
      Net realized loss on sale of investments..............       112        --
      Net realized gain on sale of property and equipment...        (9)       --
      Net change in assets and liabilities affecting cash
        flows from operating activities.....................   (10,367)    1,413
                                                              --------   -------
        Net cash (used in) provided by operating
          activities........................................   (12,651)    3,897
                                                              --------   -------
Cash flows from investing activities:
  Proceeds from investments sold or matured.................     5,563     1,414
  Cost of investments acquired..............................   (11,602)   (5,569)
  Proceeds from property and equipment sold.................         9        --
  Purchase of property and equipment........................      (155)     (774)
                                                              --------   -------
        Net cash used in investing activities...............    (6,185)   (4,929)
                                                              --------   -------
Cash flows from financing activities:
  Net repayment of debt.....................................      (407)     (316)
  Special stock dividends paid..............................       (42)      (42)
                                                              --------   -------
        Net cash used in financing activities...............      (449)     (358)
                                                              --------   -------
Net decrease in cash and short-term investments.............   (19,285)   (1,390)
Cash and short-term investments, January 1..................    26,722    23,141
                                                              --------   -------
Cash and short-term investments, March 31...................  $  7,437   $21,751
                                                              ========   =======
Supplemental cash flow information:
  Interest paid.............................................  $    423   $   334
  Income taxes paid.........................................        --        11
                                                              ========   =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (DOLLARS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared, without audit, in conformity with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company's unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

    The Company experienced net losses in 1999 and the first quarter of 2000, primarily due to the Company's automobile business segment (see Note 6), which includes the Company's Nashville and North Carolina operations, South Carolina voluntary automobile operations, the South Carolina Reinsurance Facility (the "SC Facility"), the South Carolina Associated Auto Insurers Plan (the "SCAAIP") and the North Carolina Reinsurance Facility (the "NC Facility"). High loss and expense ratios in the Company's Nashville operations, coupled with an unsuccessful attempt to consolidate it with the Company's North Carolina operations, caused losses for both operations in 1999. Furthermore, significant growth and high loss ratios resulted in significant losses in the Company's South Carolina voluntary automobile business in 1999. These losses continued in the first quarter of 2000.

    The Company is faced with a variety of challenges for the remainder of 2000. The nonstandard automobile market continues to be intensely competitive, keeping downward pressure on insurance rates. Further, the SC Facility will continue its runoff which began in March 1999, and will have an adverse affect on the Company's commission and service income opportunities. From a regulatory and compliance standpoint, the Company's primary insurance subsidiary, South Carolina Insurance Company, is subject to a minimum statutory capital and surplus requirement placed by the South Carolina Department of Insurance. Further, the Company's credit facility stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis (see Note 3). The Company's statutory capital and surplus was in excess of the required minimum and the Company was either in compliance with, or had obtained waivers of non-compliance for, all credit facility covenants at March 31, 2000 and December 31, 1999. However, the challenges facing the Company for the remainder of 2000 have a significant impact on the Company's ability to maintain its regulatory and debt compliance position.

    To mitigate the losses experienced during 1999 and the first quarter of 2000, the Company has taken several significant actions. The North Carolina operation has been moved back to Winston-Salem, North Carolina which, in the opinion of management, has allowed the Company to repair damaged relationships with agents and their clients who had suffered poor customer service during the consolidation efforts. After the move back to North Carolina, the Nashville operation was left with excess capacity and staffing. In the third quarter of 1999, the Company began cutting its payroll and renegotiated its facilities lease to reduce excess space. Other cost control measures and activities consolidations were also implemented to further reduce the Nashville operation's expenses. Concurrent with these measures, the Company began a critical profitability review of the Nashville operation's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These measures were designed

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          (DOLLARS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION (CONTINUED)
to improve the profitability of a core book of business. Similar and further actions have been taken in the first quarter of 2000. While the actions were implemented in 1999 and the first quarter of 2000, the full benefit of the changes and cost control measures will not be realized until later in 2000.

    The losses experienced in the South Carolina operations are derived primarily from two factors. First, the Company wrote approximately $22 million in voluntary nonstandard automobile insurance during the ten months since the runoff of the SC Facility began on March 1, 1999. This rapid growth negatively affected earnings due to the front-end staffing and facilities growth required for a growing premium base. Secondly, the South Carolina book of business experienced higher than average loss ratios caused by the growing book's lower earned premium base and acceptance of higher insurance risks. In the first quarter of 2000, the Company began a critical profitability review of the South Carolina operation's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These measures are expected to improve the profitability of this book of business.

    Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation, the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the state of Florida. In connection with this investment, one of the Company's subsidiaries, Insurance Network Services, Inc. entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this is an investment that capitalizes upon its considerable experience in claims adjudication and provides a source of additional fee-based income to supplement its risk bearing operations.

    While the Company does face considerable challenges for the remainder of 2000, management is of the opinion that the actions taken to mitigate the losses experienced in 1999 and the first quarter of 2000 will be effective and that it will be able to maintain compliance with existing capital and surplus, debt and operational requirements.

NOTE 2.  REINSURANCE ARRANGEMENTS

    Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency. The Company currently reinsures 75% of its nonstandard automobile business and 90% of its commercial lines business through quota share reinsurance agreements entered into during the fourth and first quarters of 1999, respectively. This type of reinsurance is designed to increase the capacity of the Company to write new and renewal business. The Company cedes a portion of the premiums to the reinsurers, net of a ceding commission, and collects the same portion of claims payments from the reinsurers. The reinsurers for the automobile business are Scandinavian Re and NAC Re and the reinsurer for the commercial lines business is Eerie Insurance Exchange. The Company is also party to a catastrophe cover reinsurance arrangement with a pool of reinsurers to reduce its exposure to large individual risks and large catastrophic occurrences.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          (DOLLARS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

NOTE 3.  DEBT

    In connection with acquiring Graward General Companies, Inc. ("Graward"), in Nashville, Tennessee, the Company issued subordinated convertible notes payable (the "Notes") in the amount of $2,700. The Notes bear interest at a rate equal to 5% per annum. The entire principal amount due under the Notes is payable in full on December 31, 2004, provided, however, that if certain outstanding debt is paid in full and upon 60 days prior written notice, the Notes will become payable six months after such debt is paid in full. However, in no event will the Notes become payable earlier than April 1, 2003. At the election of the holder of the Notes, the Notes may be converted into 300,000 shares of common stock on the maturity date, provided, however, that notice has been given of such election at any time on or after the 45(th) day prior to the maturity date of the Notes up to but not including the 15(th) day prior to the maturity date. Interest expense on the Notes has been neither accrued, nor paid, due to the current purchase price arbitration (see Part II--Item 1).

    On March 31, 1998, the Company entered into a $15,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999. The final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of March 31, 2000 and December 31, 1999 was 8.69% and 8.94%, respectively. The Facility is secured by a lien on the assets of the Company. As of March 31, 2000 and December 31, 1999, the outstanding balance under the Facility was $11,879 and 12,286 respectively. The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of March 31, 2000, the Company was in compliance with all covenants.

NOTE 4.  EARNINGS PER SHARE

    In accordance with SFAS 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing (loss) income allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing
(loss) income allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options and/or convertible preferred stock, unless common equivalent shares are antidilutive. For the three months ended March 31, 2000 and 1999, potentially dilutive stock options representing 881 and 508 shares of the Company's common stock, respectively, were exercisable and outstanding. However, the options outstanding at March 31, 2000 are excluded from the dilutive earnings per share calculation as they yield an antidilutive effect.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

    During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. The company adopted SOP

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          (DOLLARS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
98-1 effective January 1, 1999. SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS No. 137 and, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 6.  FINANCIAL REPORTING BY BUSINESS SEGMENTS

    Reportable business segments were determined based on management's internal reporting approach, which is based on product line and complementary coverages. The reportable business segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes all personal lines components of retained risk nonstandard automobile operations as well as the NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and the SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment includes

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          (DOLLARS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

NOTE 6. FINANCIAL REPORTING BY BUSINESS SEGMENTS (CONTINUED) the runoff operations of the Company. The results of the reportable segments are included in the following table:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Revenues:
  Automobile..............................................  $10,834    $17,712
  Flood...................................................    3,069      3,121
  Commercial..............................................      677      2,534
  Adjusting Services......................................    3,262        333
  All Other...............................................      348      1,526
                                                            -------    -------
      Total revenue.......................................  $18,190    $25,226
                                                            =======    =======
Depreciation and amortization:
  Automobile..............................................  $   381    $   438
  Flood...................................................       67         58
  Commercial..............................................       43         48
  Adjusting Services......................................       40          2
  All Other...............................................       38         51
                                                            -------    -------
      Total depreciation and amortization.................  $   569    $   597
                                                            =======    =======
Net (loss) income:
  Automobile..............................................  $(2,395)   $   143
  Flood...................................................     (123)      (178)
  Commercial..............................................      (62)     1,248
  Adjusting Services......................................      119         99
  All Other...............................................     (452)       603
                                                            -------    -------
      Total net (loss) income.............................  $(2,913)   $ 1,915
                                                            =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table indicates the more significant financial comparisons with the prior reporting period (amounts shown in thousands, except per share amounts):

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
FINANCIAL CONDITION
Total cash and investments............................  $ 46,622      $ 59,614
Total assets..........................................   225,684       254,803
Total liabilities.....................................   199,064       225,546
Special stock.........................................     2,700         2,700
Shareholders' equity..................................    23,920        26,557
Shareholders' equity per share........................      3.05          3.39

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------   ----------
RESULTS OF OPERATIONS
Commission and service income.........................  $11,353     $12,425
Premiums earned.......................................    4,464      10,530
Net investment income.................................      753         745
Other interest income.................................      279         343
Realized losses.......................................     (103)         --
Policy Fees and other income..........................    1,444       1,183
                                                        -------     -------
  Total revenue.......................................  $18,190     $25,226
                                                        =======     =======
(Loss) income from operations, before provision for
  income taxes........................................  $(2,913)    $ 1,976
Provision for income taxes............................       --         (61)
                                                        -------     -------
Net (loss) income.....................................  $(2,913)    $ 1,915
                                                        =======     =======
Weighted average shares outstanding...................    7,831       7,773
                                                        =======     =======

                                    OVERVIEW
                          (Amounts shown in thousands)

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

    In addition to the Company's nonstandard automobile operation is its Flood and Adjusting Services operations, which now extend well beyond simply writing flood insurance for the NFIP in 46 states. The Company also offers flood zone determinations, excess flood insurance, flood compliance tracking services and claims handling, supervision and adjusting services.

    Commercial lines insurance further complements the Company's other business units by enabling its agents to bundle its products for a more complete insurance portfolio.

    The Company seeks to balance fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

                             RESULTS OF OPERATIONS
                          (Amounts shown in thousands)

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

COMMISSION & SERVICE INCOME

    Commission and service income decreased $1,072, or 8.6%, to $11,353 for the three months ended March 31, 2000 from $12,425 for the three months ended
March 31, 1999. This decrease is substantially attributable to the Automobile business segment and is a direct result of the SC Facility planned runoff that began at the end of the first quarter of 1999. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, of which the Company is one, are able to renew in the SC Facility through 2001. The new SCAAIP is intended to replace the SC Facility, providing insurance to drivers unable to obtain coverage in the voluntary market. Although the Company has a servicing arrangement with the SCAAIP to service the policies and claims of 50% of the business, there has not been significant activity to date. The Company believes that this activity will increase as the SC Facility business continues to runoff and the nonstandard automobile market in South Carolina begins to develop outside of the SC Facility.

PREMIUMS EARNED

    Net premiums earned decreased $6,066, or 57.6%, to $4,464 for the three months ended March 31, 2000 from $10,530 for the three months ended March 31, 1999. The Automobile business segment contributed $3,987, or 89.3%, of the 2000 earned premium, a decrease of $3,685, or 48.0%, over the $7,672 earned for the same period of 1999. The most notable cause of this decrease relates to the 75% quota share reinsurance agreement the Company effected in the fourth quarter of 1999 in which unearned premiums totaling $13,832 were ceded to the reinsurers. Also contributing to the decrease, though on a much smaller scale, were the early effects of the profitability review of the Nashville operation's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines.

    The Commercial business segment, contributed $451, or 10.1% of the 2000 earned premium, a decrease of $1,725, or 79.3%, over the $2,176 earned in the first quarter of 1999. Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement to reinsure its commercial book of business. Therefore, the operation benefited from a full quarter's worth of earned premium in the first quarter of 1999 that it did not have for the same period in 2000.

    The remaining 0.6% of 2000 earned premium resulted from all other operations.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income decreased $56 or 5.1%, to $1,032 for the three months ended March 31, 2000 from $1,088 for the three months ended March 31, 1999 due to the decrease in cash and short term investments.

REALIZED LOSSES

    There were no realized gains or losses on investments or property and equipment for the three months ended March 31, 1999 compared to a net loss of $103 for the three months ended March 31, 2000. Realized losses on the sale of investments amounted to $112 and resulted from the liquidation of a small portion of the Company's investment portfolio to fund its operations and investing activities. These losses were partially offset by a realized gain on the sale of property and equipment of $9.

POLICY FEES AND OTHER INCOME

    Policy fees and other income increased $261, or 22.1%, to a balance of $1,444 for the quarter ended March 31, 2000 from a balance of $1,183 for the corresponding period of 1999. Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation, the holding company parent of QualSure Insurance Corporation, a homeowners take out insurance company domiciled in the state of Florida. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. Fee income under this agreement amounted to $503 for the first quarter of 2000. Partially offsetting this increase in policy fees and other income were the early effects of the profitability review of the Nashville operation's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Losses and loss adjustment expenses decreased $1,772, or 23.5% to $5,777 for the three months ended March 31, 2000 from $7,549 for the three months ended March 31, 1999. The primary cause of the decrease relates to the Company's 75% quota share reinsurance agreement for its Automobile business segment and its 90% quota share reinsurance agreement for its Commercial business segment. Neither of these agreements existed during the first quarter of 1999.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $2,292, or 22.7%, to $7,825 for the first quarter of 2000 from $10,117 for the first quarter of 1999. The fluctuation of policy acquisition costs is directly correlated to the fluctuation of direct written premium. Direct written premiums for the first three months of 2000 amounted to $39,125, a $11,463, or 22.7%, decrease from the $50,588 written during the same period of 1999. The vast majority of the decrease is attributable to the Automobile business segment and is a result of a critical profitability review of the Nashville and South Carolina operations' books of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines.

INTEREST EXPENSE

    Interest expense was $322 and $276 for the three months ended March 31, 2000 and 1999, respectively. The increase is due to the interest rate fluctuation of the Company's $15 million credit facility. The interest rate in effect at March 31, 2000 was 8.69% versus 7.75% at March 31, 1999. Interest expense on the $2.7 million notes related to the Graward acquisition has been neither accrued, nor paid, due to the current purchase price arbitration (see Part II--Item 1).

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses increased $1,871, or 35.2%, to $7,179 for the three months ended March 31, 2000 from $5,308 for the three months ended March 31, 1999. Fiscal year 1999 was a significant period of premium growth for the Company. The beginnings of the growth correlate with the planned runoff of the SC Facility, which began in March 1999. The Company spent the balance of 1999 building the capacity and the staffing to underwrite and service the planned increase in written premium. Furthermore, the Company moved its North Carolina operations back to Winston-Salem, North Carolina in the first and second quarters of 1999 after an attempt to consolidate it with the Nashville operations in 1998. As a result of the growth and the movement of the North Carolina operations back to Winston-Salem, North Carolina, the Company was left with excess capacity and staffing large enough to handle a $70 million premium base while the operation was producing only $24 million in written premiums. In the third quarter of 1999, the Company began cutting its payroll and renegotiated its Nashville, Tennessee facilities lease to reduce approximately 10,000 square feet of space. Other cost control measures and activities consolidations were also implemented to further reduce the Company's expense ratios. A significant portion of the effects of the 1999 written premium growth and the North Carolina operations' move back to Winston-Salem, North Carolina had a much more significant impact on the last three quarters of 1999 than it did on the first quarter of 1999. Further, while the above expense reduction actions were implemented in 1999, the full benefit of the changes and cost control measures will not be fully realized until later in 2000.

                        LIQUIDITY AND CAPITAL RESOURCES
                          (Amounts shown in thousands)

    Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service and adjusting fee income, premium collections, investment income and sales and maturities of investments. Principal uses of cash are payments of claims, principal and interest payments on debt, operating expenses, and purchases of investments. Cash outflows can be variable because of the uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

    Net cash used in operating activities totaled $12,651. Net change in assets and liabilities affecting cash flows from operating activities used $10,367 of cash. Net collections of reinsurance recoverable on losses and loss adjusting expenses provided the Company with $16,156, which was used to reduce the Company's liabilities for losses and loss adjusting expenses by $16,186. The bulk of the remaining net usage of cash in operations results from the $9,166 decrease in balances due other insurance companies and other liabilities and deferred items. The most significant causes of the decrease are the Company's settlement of liabilities resulting from its 75% automobile quota share reinsurance agreement effected in the fourth quarter of 1999 and its settlement of a municipal license tax dispute which resulted in a gain of approximately $902 recorded in the first quarter of 2000.

    Investing activities used cash in the amount of $6,185. The Company made an investment in QualSure Holding Corporation during the first quarter totaling $4,900. The remaining use of $1,285 was used during the normal course of investing. Net cash used in financing activities totaled $449 and related primarily to repayment of debt principal.

                              YEAR 2000 COMPLIANCE
                          (Amounts shown in thousands)

    In 1997, the Company initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information, policy and claims processing systems and other equipment to properly recognize the Year 2000 in order that the Company would not suffer any business interruptions as a result of the century change on January 1, 2000. As well as reviewing internal compliance issues, a program was initiated to review all arrangements with third party vendors, as well as non-information technology providers, with which the Company does business.

RESULTS OF THE YEAR 2000 COMPLIANCE PROGRAM:

    The Company experienced no significant problems or business interruptions resulting from Year 2000 or leap year issues. In addition, none of the Company's significant vendors or reinsurers reported any significant problems or business interruptions resulting from Year 2000 or leap year issues.

COSTS ASSOCIATED WITH THE YEAR 2000 COMPLIANCE PROGRAM:

    The Company spent approximately $956 on its Year 2000 compliance remediation efforts. These costs included approximately $571 in outside consultants, approximately $150 in internal resources, approximately $135 for its AS/400 and approximately $100 related to a new phone switch for the Company's Winston-Salem, North Carolina location.

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management's current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

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

    Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements discussed or incorporated by reference in this quarterly report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has no material investments in market risk sensitive instruments.

    The Company has variable-rate debt based upon the LIBOR or the prime interest rate, as described previously in Note 3 in Item I.

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

    Catawba Insurance Company ("Catawba"), a subsidiary of the Company, was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina which claimed it has potential deficiency of approximately
$1.75 million with respect to certain South Carolina municipality taxes. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas, Fifth Judicial Circuit. On April 6, 2000, a settlement was reached whereby Catawba paid the Municipal Association of South Carolina
$1.53 million to resolve the dispute.

    On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6 million that it believes were known to certain of the sellers, but not all of which were disclosed to the Company during its due diligence process. The purchase agreement provides methods for resolving the differences as to the appropriate adjustments to the purchase price. On December 18, 1998, the sellers filed a demand for arbitration regarding the parties dispute over the purchase price adjustments. Thereafter, the parties reached tentative agreement regarding some, but not all, of the disputed purchase price adjustments. The parties then agreed to limit the scope of the arbitration to a determination whether an adjustment was required for the way in which the sellers had previously accounted for loss adjustment expenses (LAE) at Graward. On February 7, 2000, the arbitration panel ruled that the Company was not entitled to the requested $1.08 million purchase price adjustment on the LAE issue, although the panel left open the question of whether a new independent audit of Graward's 1997 financial statements could result in such an adjustment. On May 5, 2000, the Company filed a motion to vacate the arbitration award. This motion was filed in the state of South Carolina in the Richland County Court of Common Pleas, Fifth Judicial Circuit. Management continues to believe that the purchase price will be adjusted in its favor based on subsequent negotiation and/or litigation with the sellers of Graward.

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

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Financial Data Schedule

    (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

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

                                                      THE SEIBELS BRUCE GROUP, INC.
                                                      (Registrant)

Date: May 15, 2000                                               /s/ R. THOMAS SAVAGE, JR.
                                                      ------------------------------------------------
                                                                   R. Thomas Savage, Jr.
                                                                  CHIEF FINANCIAL OFFICER

Date: May 15, 2000                                                 /s/ MATTHEW P. MCCLURE
                                                      ------------------------------------------------
                                                                     Matthew P. McClure
                                                       VICE PRESIDENT, GENERAL COUNSEL AND CORPORATE
                                                                         SECRETARY

Date: May 15, 2000                                                  /s/ BRYAN D. RIVERS
                                                      ------------------------------------------------
                                                                      Bryan D. Rivers
                                                         CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)