Form 10-Q
period 2000-06-30
SEIBELS BRUCE GROUP INC
filed 2000-08-14
CIK 276380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-8804

                            ------------------------

                         THE SEIBELS BRUCE GROUP, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

             SOUTH CAROLINA                    57-0672136
----------------------------------------  --------------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)       Identification No.)

      1501 LADY STREET (PO BOX 1),
              COLUMBIA, SC                      29201(2)
----------------------------------------  --------------------
(Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code (803) 748-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at August 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE DATA)

                                                              (UNAUDITED)
                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
ASSETS                                                        -----------   ------------
Investments:
  Debt securities, available-for-sale, at market (cost of
    $28,978 in 2000 and $32,180 in 1999)....................   $ 28,547       $ 31,575
  Equity securities, at market (cost of $6,167 in 2000 and
    $1,317 in 1999).........................................      6,039          1,317
  Cash and short-term investments...........................      5,249         26,722
                                                               --------       --------
    Total cash and investments..............................     39,835         59,614
Accrued investment income...................................        677            835
Premiums and agents' balances receivable, net of allowance
  for doubtful accounts of $6,088 in 2000 and $4,247 in
  1999......................................................      5,898          8,156
Premium notes receivable....................................      4,232          3,435
Reinsurance recoverable on paid losses and loss adjustment
  expenses..................................................     25,976         18,528
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses..................................................     58,514         74,017
Property and equipment, net.................................      4,133          5,421
Prepaid reinsurance premiums--ceded business................     51,111         56,724
Deferred policy acquisition costs...........................        400          1,373
Goodwill....................................................      4,701         19,876
Other assets................................................      5,087          6,824
                                                               --------       --------
    Total assets............................................   $200,564       $254,803
                                                               ========       ========
LIABILITIES
Losses and loss adjustment expenses:
  Reported and estimated losses and claims--retained
    business................................................   $ 28,131       $ 34,733
                                      --ceded business......     54,395         67,904
  Adjustment expenses--retained business....................      5,562          5,100
                    --ceded business........................      4,119          6,113
Unearned premiums:
  Property and casualty--retained business..................      5,741          5,796
                    --ceded business........................     51,111         56,724
Balances due other insurance companies......................     23,873         20,460
Debt........................................................     14,173         14,986
Accrued restructuring charges...............................        684              0
Other liabilities and deferred items........................      8,053         13,730
                                                               --------       --------
    Total liabilities.......................................    195,842        225,546
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 220,000 shares of cumulative $0.62,
  convertible, redeemable, nonvoting, special preferred
  stock, redemption value $2,200............................      2,200          2,200
Issued and outstanding 50,000 shares of cumulative $0.625
  convertible, redeemable nonvoting, special preferred
  stock, redemption value $500..............................        500            500
                                                               --------       --------
    Total special stock.....................................      2,700          2,700
                                                               --------       --------
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares,
  issued and outstanding 7,831,690 shares in 2000 and
  7,831,398 shares in 1999..................................      7,832          7,831
Additional paid-in-capital..................................     61,989         61,988
Accumulated other comprehensive income......................       (559)          (605)
Accumulated deficit.........................................    (67,240)       (42,657)
                                                               --------       --------
    Total shareholders' equity..............................      2,022         26,557
                                                               --------       --------
    Total liabilities and shareholders' equity..............   $200,564       $254,803
                                                               ========       ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS SHOWN IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Commission & service income............................  $  7,914   $ 9,334    $ 19,267   $21,759
Premiums earned........................................     4,299    12,229       8,763    22,759
Net investment and other interest income...............       885       972       1,918     2,059
Realized (losses) gains, net...........................      (123)       11        (227)       11
Policy fees and other income...........................     1,168       989       2,612     2,173
                                                         --------   -------    --------   -------
    Total revenue......................................    14,143    23,535      32,333    48,761
                                                         --------   -------    --------   -------
Expenses:
  Losses & loss adjustment expenses....................     5,035     9,205      10,812    16,754
  Policy acquisition costs.............................     6,594     8,710      14,419    18,828
  Interest expense.....................................       318       334         640       610
  Other operating costs & expenses.....................     7,360     8,105      14,540    13,474
  Restructuring charge.................................    16,421         0      16,421         0
                                                         --------   -------    --------   -------
    Total expenses.....................................    35,728    26,354      56,832    49,666
                                                         --------   -------    --------   -------
Loss from operations, before provision for income
  taxes................................................   (21,585)   (2,819)    (24,499)     (905)
Provision for income taxes.............................         0         0           0         0
                                                         --------   -------    --------   -------
Net loss...............................................   (21,585)   (2,819)    (24,499)     (905)
Other comprehensive income:
  Change in value of marketable securities, less
    reclassification adjustments of $(124) and $8 for
    (losses) gains included in net loss for the three
    months ended June 30, 2000 and 1999, respectively,
    and $(236) and $8 for (losses) gains included in
    net loss for the six months ended June 30, 2000 and
    1999, respectively.................................      (272)     (573)         46    (1,052)
                                                         --------   -------    --------   -------
Comprehensive net loss.................................  $(21,857)  $(3,392)   $(24,453)  $(1,957)
                                                         ========   =======    ========   =======
Basic loss per share:
  Net loss.............................................  $  (2.76)  $ (0.36)   $  (3.13)  $ (0.12)
  Weighted average shares outstanding..................     7,832     7,775       7,831     7,774

Diluted loss per share:
  Net loss.............................................  $  (2.76)  $ (0.36)   $  (3.13)  $ (0.12)
  Weighted average shares outstanding..................     7,832     7,775       7,831     7,774

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(24,499)  $   (905)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Restructuring charges and associated impairment of
      long-lived assets.....................................    16,421          0
    Amortization of deferred policy acquisition costs.......    14,419     18,828
    Equity in loss (earnings) of unconsolidated
      subsidiaries..........................................        48        (56)
    Provision for losses on premiums and agents' balances
    receivable, net of recoveries...........................     1,842        994
    Depreciation and amortization...........................     1,096      1,346
    Net realized loss (gain) on sale of investments.........       236         (8)
    Net realized gain on sale of property and equipment.....        (9)        (3)
    Change in assets and liabilities:
      Accrued investment income.............................       158         (9)
      Premiums and agents' balances receivable, net.........       416      2,868
      Premium notes receivable, net.........................      (797)       967
      Reinsurance recoverable on losses and loss adjustment
        expenses............................................     8,055      3,562
      Prepaid reinsurance premiums--ceded business..........     5,613      5,305
      Deferred policy acquisition costs.....................   (13,446)   (20,455)
      Unpaid losses and loss adjustment expenses............   (21,643)    (9,765)
      Unearned premiums.....................................    (5,668)     2,227
      Balances due other insurance companies................     3,413    (10,733)
      Other, net............................................    (4,127)     1,548
                                                              --------   --------
        Net cash used in operating activities...............   (18,472)    (4,289)
                                                              --------   --------
Cash flows from investing activities:
  Proceeds from investments sold or matured.................     9,836      8,438
  Cost of investments acquired..............................   (11,750)    (5,468)
  Proceeds from property and equipment sold.................         9          3
  Purchases of property and equipment.......................      (201)    (1,181)
                                                              --------   --------
        Net cash (used in) provided by investing
          activities........................................    (2,106)     1,792
                                                              --------   --------
Cash flows from financing activities:
  Issuance of capital stock.................................         2          7
  Net (repayment) issuance of debt..........................      (813)       157
  Dividends paid............................................       (84)       (84)
                                                              --------   --------
        Net cash (used in) provided by financing
          activities........................................      (895)        80
                                                              --------   --------
Net decrease in cash and short term investments.............   (21,473)    (2,417)
Cash and short term investments, January 1..................    26,722     23,141
                                                              --------   --------
Cash and short term investments, June 30....................  $  5,249   $ 20,724
                                                              ========   ========
Supplemental cash flow information:
  Interest paid.............................................  $    643   $    649
  Income taxes paid.........................................         0          0
                                                              --------   --------

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company's unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, although, in the opinion of management, such differences would not be significant.

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

    The Company currently reinsures 75% of its nonstandard automobile business and 70% of its commercial lines business through quota share reinsurance agreements. The nonstandard automobile reinsurance agreement was effective in the fourth quarter of 1999. From the end of the first quarter of 1999 through the end of the first quarter of 2000, 90% of the Company's commercial lines business was reinsured. Effective April 1, 2000, the reinsured percentage was reduced to 70% in an effort to capitalize on the favorable operating results of business written under that agreement. Under quota share reinsurance arrangements the Company cedes a portion of its premiums to the reinsurers, net of a ceding commission, and collects the same portion of claims payments from the reinsurers. The reinsurers for the automobile business are Scandinavian Re and NAC Re and the reinsurer for the commercial lines business is Erie Insurance Exchange. The Company is also party to a catastrophe cover reinsurance arrangement with a pool of reinsurers to reduce its exposure to large individual risks and large catastrophic occurrences.

NOTE 3. PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

    The liability for property and casualty unpaid losses and loss adjustment expenses includes:

    - An accumulation of case estimates for losses reported prior to the close of the accounting period.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 3. PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE
(CONTINUED)
    - Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.

    - Estimates of allocated, as well as unallocated, loss adjustment expense liabilities determined by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis based on past results of paid loss expenses to paid losses.

    - The deduction of estimated amounts recoverable from salvage, subrogation, and second injury funds.

    - Estimated losses for reinsurance ceded and assumed.

    Management, in conjunction with the Company's consulting actuaries, performs periodic reviews of the above components of the Company's loss reserves to evaluate the adequacy of such reserves. Management believes the reserves are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

NOTE 4. DEBT

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

    On March 31, 1998, the Company entered into a $15,000 Credit Facility (the "Facility") with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999. The final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of June 30, 2000, December 31, 1999 and June 30, 1999 was 9.44%, 8.94% and 8.00%, respectively. The Facility is secured by a lien on the assets of the Company. As of June 30, 2000 and December 31, 1999, the outstanding balance under the Facility was $11,473 and $12,286, respectively. The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of June 30, 2000, and due primarily to the charges incurred as a

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 4. DEBT (CONTINUED)
result of the restructuring plan (see Note 6), the Company was not in compliance with the debt to total capitalization ratio and the minimum statutory surplus requirement for South Carolina Insurance Company. However, these instances of noncompliance have been waived by the lending institution. The Company was in compliance with all other covenants at June 30, 2000.

NOTE 5. EARNINGS PER SHARE

    In accordance with SFAS 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing (loss) income allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing
(loss) income allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options and/or convertible preferred stock, unless common equivalent shares are antidilutive. For the six and three months ended June 30, 2000, common equivalent shares under special stock and options outstanding are excluded from the dilutive earnings per share calculation as they yield an antidilutive effect.

NOTE 6. RESTRUCTURING CHARGES

    The Company experienced significant net losses in 1999 and the first six months of 2000 primarily due to the Company's automobile business segment (see
Note 8). More specifically, a substantial component of that segment's operating losses stem from the operations of Graward. Upon completion of the Graward acquisition in April 1998, the Company immediately began ramping up operations in preparation for significant premium growth. By December 31, 1998, the Company had achieved direct and assumed premium levels in excess of $191,400, a 68.2% increase over 1997, but at a consolidated net operating loss of $2,894. The losses continued to mount throughout 1999. Beginning in the third quarter of 1999, Graward implemented significant cost control measures in an attempt to make the operation profitable. Concurrent with these measures, Graward began a critical profitability review of its book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. Despite these measures, and additional measures implemented in the first quarter of 2000, Graward remained unprofitable. Since its acquisition in April 1998 and continuing through May 31, 2000, Graward's operating losses had amounted to over $6,935. During the second quarter of 2000, it was concluded that all available actions and cost control measures that could reasonably be taken had been taken and that Graward's operations would not generate profits.

    In June 2000, Graward's Board of Directors approved and the Company announced a restructuring plan (the "Plan") centering around the discontinuation of its Graward operations. The Plan will be substantially completed over the next twelve to eighteen months and includes approximately $16,421 in special charges related primarily to the impairment of long-lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. Other nonrecurring charges of the Plan include a $1,800 additional reserve against Graward's accounts receivable from insureds, bringing the total estimated cost of the Plan to approximately $18,221. Although every effort will be made to collect outstanding receivables, in the opinion of management, the discontinuation of the Graward operation

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 6. RESTRUCTURING CHARGES (CONTINUED) significantly and adversely impacts the effectiveness of Graward's collections efforts. The cash requirements of the restructuring plan are estimated to be approximately $684 and will be substantially expended by the end of 2000.

    Restructuring costs include all costs directly related to the Plan. EITF No. 94-3 provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other exit costs resulting from an exit plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to an exit plan subject to certain conditions. For a cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date, and it must be either: i) incremental to other costs incurred prior to the commitment date, or ii) represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the exit plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the discontinuation of Graward's operations that are not eligible for recognition at the commitment date, such as relocation costs and estimated operating costs to be incurred during the runoff period, are expensed as incurred.

    Of the $16,421 total restructuring charge, approximately $15,678 relates to the impairment of long-lived assets, including $14,915 of goodwill, $580 of fixed assets associated with the Graward operation and $183 of deferred financing costs. The Company evaluates the recoverability of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, the Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its estimated fair value less costs to sell.

    A summary of the accrued restructuring charges is as follows:

                                                IMPAIRMENT    SEVERANCE    CANCELLATION
                                                 OF LONG-        AND      OF CONTRACTUAL     ALL
                                               LIVED ASSETS   BENEFITS     COMMITMENTS      OTHER      TOTAL
                                               ------------   ---------   --------------   --------   --------
Initial charge recorded......................    $ 15,678       $304           $304        $    135   $ 16,421
Amount utilized by June 30, 2000.............     (15,678)        --             --             (59)   (15,737)
                                                 --------       ----           ----        --------   --------
Balance, June 30, 2000.......................    $     --       $304           $304        $     76   $    684
                                                 ========       ====           ====        ========   ========

    All charges associated with the Plan were determined based on the formal plans of management, and approved by the Board of Directors, using the best information available. The amounts ultimately incurred could change as the operations are run off over the next twelve to eighteen months.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 7. ACQUISITIONS

    Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation for $4,900. QualSure Holding Corporation is the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the state of Florida. In connection with this investment, one of the Company's subsidiaries, Insurance Network Services, Inc. entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this is an investment that capitalizes upon its considerable experience in claims adjudication and provides a source of additional fee-based income to supplement its risk bearing operations.

NOTE 8. FINANCIAL REPORTING BY BUSINESS SEGMENTS

    Reportable business segments are determined based on management's internal reporting approach, which is based on product line and complementary coverages. The reportable business segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes all personal lines components of retained risk nonstandard automobile operations as well as the North Carolina Reinsurance Facility (the "NCRF"), South Carolina Reinsurance Facility (the "SCRF") and South Carolina Associated Automobile Insurers Plan (the "SCAAIP") operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the North and South Carolina Reinsurance Facilities. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 8. FINANCIAL REPORTING BY BUSINESS SEGMENTS (CONTINUED) and external insurance companies. The All Other segment includes the runoff operations of the Company. The results of the reportable segments are included in the following table:

                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                 ENDED                  ENDED
                                                               JUNE 30,               JUNE 30,
                                                         ---------------------   -------------------
                                                           2000        1999        2000       1999
                                                         ---------   ---------   --------   --------
Revenues:
  Automobile...........................................  $  5,510     $19,326    $ 16,325   $37,038
  Flood................................................     4,099       3,736       7,168     6,857
  Commercial...........................................       800         819       1,476     3,353
  Adjusting Services...................................     3,557         145       6,819       478
  All Other............................................       177        (491)        545     1,035
                                                         --------     -------    --------   -------
    Total revenue......................................  $ 14,143     $23,535    $ 32,333   $48,761
                                                         ========     =======    ========   =======
Depreciation and amortization:
  Automobile...........................................  $    240     $   232    $    503   $   670
  Flood................................................        55          23         107        81
  Commercial...........................................        46          56          89       104
  Adjusting Services...................................        41           7          81         9
  All other............................................         7           7          32        57
                                                         --------     -------    --------   -------
    Total depreciation and amortization................  $    389     $   325    $    812   $   921
                                                         ========     =======    ========   =======
Net (loss) income:
  Automobile (a).......................................  $(21,535)    $(3,373)   $(23,938)  $(3,231)
  Flood................................................      (115)         (6)       (238)     (184)
  Commercial...........................................      (281)        120        (345)    1,368
  Adjusting Services...................................       716        (152)        834       (53)
  All Other............................................      (370)        592        (812)    1,195
                                                         --------     -------    --------   -------
    Total net income (loss)............................  $(21,585)    $(2,819)   $(24,499)  $  (905)
                                                         ========     =======    ========   =======

------------------------

(a) Includes a restructuring charge of $16,421 and a related nonrecurring charge of $1,800 recorded in the quarter ended June 30, 2000.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          (DOLLARS SHOWN IN THOUSANDS)

                                  (UNAUDITED)

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 10. SUBSEQUENT EVENT

    On July 14, 2000, the Company announced it is withdrawing from the voluntary nonstandard automobile insurance market in South Carolina due to that business unit's higher than acceptable loss ratios and continued strains on the Company's consolidated earnings and resources. The Company continues to operate the other components of its automobile reporting segment, which includes its capacity as servicing carrier for the fee-based operations of the NCRF, the SCRF and the SCAAIP, as well as its retained risk nonstandard automobile operations in North Carolina.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

                                                              JUNE 30,   DECEMBER 31,
FINANCIAL CONDITION                                             2000         1999
-------------------                                           --------   ------------
Total cash and investments..................................  $ 39,835     $ 59,614
Total assets................................................   200,564      254,803
Total liabilities...........................................   195,842      225,546
Special stock...............................................     2,700        2,700
Shareholders' equity........................................     2,022       26,557
    Per share...............................................      0.26         3.39

                                    OVERVIEW
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
RESULTS OF OPERATIONS                                      2000       1999       2000       1999
---------------------                                    --------   --------   --------   --------
Commission and service income..........................  $  7,914   $ 9,334    $ 19,267   $21,759
Premiums earned........................................     4,299    12,229       8,763    22,759
Net investment and other interest income...............       885       972       1,918     2,059
Realized (losses) gains, net...........................      (123)       11        (227)       11
Policy fees and other income...........................     1,168       989       2,612     2,173
                                                         --------   -------    --------   -------
    Total revenue......................................  $ 14,143   $23,535    $ 32,333   $48,761
                                                         ========   =======    ========   =======
Loss from operations, before provision for income
  taxes................................................  $(21,585)  $(2,819)   $(24,499)  $  (905)
Provision for income taxes.............................         0         0           0         0
                                                         --------   -------    --------   -------
Net loss...............................................  $(21,585)  $(2,819)   $(24,499)  $  (905)
                                                         ========   =======    ========   =======

Weighted average shares outstanding....................     7,832     7,775       7,831     7,774
                                                         ========   =======    ========   =======

                             RESULTS OF OPERATIONS
                          (DOLLARS SHOWN IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

COMMISSION & SERVICE INCOME

    Commission and service income decreased $2,492, or 11.5%, to $19,267 for the six months ended June 30, 2000 from $21,759 for the six months ended June 30, 1999. The automobile business unit accounted for $7,616 of the overall net decrease, posting commission & service income of $6,110 for the six months ended June 30, 2000 versus $13,726 for the same period of 1999. This decrease is mainly the result of a decrease in the number of policies in the South Carolina Reinsurance Facility ("SC Facility"), a residual market for the automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents are able to renew in the SC Facility through 2001. The new SCAAIP provides insurance to drivers unable to obtain coverage in the voluntary market. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date. Offsetting the automobile business unit's decrease in commission and service income was the $5,216 increase posted by the adjusting services business unit. This unit was effectively begun late in the second quarter of 1999 for the purpose of adjusting the losses of the Company's insurance subsidiaries. Over the last twelve months, the adjusting services business unit has focussed on attracting and retaining external customers and, as a result, now boasts more than 30 unaffiliated customers. In addition, concurrent with the Company's January 21, 2000 investment in QualSure Holding Corporation, its adjusting services business unit entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. The remaining $92 decrease in commission & service income came from all other operations.

PREMIUMS EARNED

    Net premiums earned decreased $13,996, or 61.5%, to $8,763 for the six months ended June 30, 2000 from $22,759 for the six months ended June 30, 1999. The automobile business unit accounted for $12,320 of the overall decrease, posting premiums earned of $7,663 for the six months ended June 30, 2000 versus $19,983 for the same period of 1999. The primary reason for the decrease centers around the Company's 75% quota share reinsurance agreement which was effective December 31, 1999. Under the agreement, 75% of all automobile premiums written during the six months ended June 30, 2000 were ceded to the reinsurers. No such reinsurance arrangement was in effect for the six months ended June 30, 1999. Secondarily, in the third quarter of 1999 continuing through the first quarter of 2000, the Company performed a critical profitability review of its automobile book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These actions also had a negative impact on premiums written for the six months ended June 30, 2000. The commercial business unit accounted for $1,574 of the overall decrease, posting premiums earned of $1,058 for the six months ended June 30, 2000 versus $2,632 for the same period of 1999. Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement that remained in place through March 31, 2000. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement. The amendment was made to capitalize upon the favorable underwriting results of the commercial book of business. The existence of the quota share reinsurance agreement for all six months of 2000 versus only three months of 1999 accounts for the majority of the decrease in premiums earned by the commercial business unit. The remaining $102 decrease in premiums earned came from the Company's runoff operations.

NET INVESTMENT AND INTEREST INCOME

    Net investment and other interest income decreased $141, or 6.8%, to $1,918 for the six months ended June 30, 2000 from $2,059 for the six months ended June 30, 1999. Total cash and investments experienced a decrease of $19,779, primarily to fund the acquisition of QualSure, to settle liabilities created through the 75% quota share reinsurance agreement for the Company's automobile business unit, and to fund the Company's operations. However, the most significant piece of the decrease came from lower yielding cash and short-term investments. Therefore, the impact on net investment and other interest income from the sharp decrease in total cash and investments was somewhat insulated. Partially offsetting that decrease in net investment income were higher yields on the Company's bond portfolio due to interest rate increases over the last twelve months and the implementation of a monthly reimbursement policy with the South Carolina Reinsurance Facility which substantially improved the Company's cash flows.

REALIZED (LOSSES) GAINS, NET

    Net realized losses amounted to $227 for the six months ended June 30, 2000 versus a net realized gain of $11 for the same period in 1999. Sales of fully depreciated property and equipment during 2000 resulted in realized gains of $9, while realized losses on the sale of investments amounted to $236 and resulted from the liquidation of a portion of the Company's investment portfolio to fund operations and investing activities.

POLICY FEES AND OTHER INCOME

    Policy fees and other income increased $439, or 20.2%, to $2,612 for the six months ended June 30, 2000 from $2,173 for the six months ended June 30, 1999. A significant source of policy fees for the Company is derived from its Graward Managing General Agent operation and is directly correlated with its premium writings. In the third quarter of 1999, the Company implemented significant cost control measures at Graward in an attempt to make the operation profitable. Concurrent with these measures, the Company began a critical profitability review of Graward's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. Additional underwriting measures were implemented in the first quarter of 2000. As written premium fell during the six months ended June 30, 2000 as compared to the same period in 1999, policy fees and other income followed suit. Graward's policy fees and other income was $1,023 for the six months ended June 30, 2000 versus $1,625 for the same period in 1999, a $602 decrease. More than offsetting this decrease were the policy fees and other income generated by a division of the adjusting services business unit. This division was formed in the third quarter of 1999 and has experienced rapid growth with a customer base containing both affiliated and unaffiliated companies. Policy fees and other income generated by this unit amounted to $1,114 for the six months ended June 30, 2000. The remaining decrease in policy fees and other income of $73 came from all other operations.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Losses and loss adjustment expenses decreased $5,942, or 35.5%, to $10,812 for the six months ended June 30, 2000 from $16,754 for the six months ended June 30, 1999. The automobile business unit accounted for $6,645 of the overall decrease, posting incurred losses and loss adjustment expenses of $8,473 for the six months ended June 30, 2000 versus $15,118 for the same period of 1999. The primary reason for the decrease centers around the Company's 75% quota share reinsurance agreement which was effective December 31, 1999. Under the agreement, 75% of all accident year 2000 incurred losses through the six months ended June 30, 2000 were ceded to the reinsurers. No such reinsurance arrangement was in effect for the six months ended June 30, 1999. Partially offsetting this decrease, losses and loss adjustment expenses of the commercial business unit increased $136 for the six months ended June 30, 2000 when compared to the same period in 1999. This increase is due to the change in the reinsurance percentage for this business effective April 1, 2000. The 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement in an effort to capitalize on the favorable underwriting results of the commercial business. The remaining increase of $567 came from all other operations.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $4,409, or 23.4%, to $14,419 for the six months ended June 30, 2000 from $18,828 for the six months ended June 30, 1999. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the six months ended
June 30, 2000 amounted to $72,093, a $22,046, or 23.4%, decrease from the $94,139 written during the same period in 1999. In the third quarter of 1999 continuing through the first quarter of 2000, the Company performed a critical profitability review of its automobile book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These actions also had a negative impact on premiums written for the six months ended June 30, 2000.

INTEREST EXPENSE

    Interest expense was $640 and $610 for the six months ended June 30, 2000 and 1999, respectively. The increase is due to higher average interest rates on the Company's debt due to the series of interest rate increases over the past twelve months. Partially offsetting the increased interest cost, was interest saved by paying down approximately $1,626 of the debt between July 1, 1999 and June 30, 2000.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses increased $1,066, or 7.9%, to $14,540 for the six months ended June 30, 2000 from $13,474 for the six months ended
June 30, 1999. The single largest cause of the increase is the $1,800 additional bad debt reserves posted in June 2000 in connection with the decision to discontinue the operations of Graward and reduce Graward's receivables from insureds to the amount estimated to be collected. Further, although every effort will be made to collect outstanding receivables, in the opinion of management, the discontinuation of the Graward operation significantly and adversely impacts the effectiveness of Graward's collections efforts. Offsetting this increase are the beginnings of a wide range of expense savings directly resulting from the cost savings initiatives begun in the third quarter of 1999 and continuing through the first and second quarters of 2000.

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

    Net cash used in operating activities totaled $18,472. Significant uses of cash flows from operating activities to emphasize include reductions in the liability for losses and loss adjustment expenses of $21,643 and the liability for unearned premiums of $5,668. Effective December 31, 1999, the Company entered into a 75% quota share reinsurance agreement for its nonstandard automobile business. As a result of the transaction, 75% of the Company's written premium and 75% of its losses incurred during the 2000 accident year are ceded to its reinsurers. Furthermore, the Company implemented more stringent underwriting and retention guidelines in the first quarter of 2000, resulting in a $22,045 reduction of direct premium writings for the six months ended
June 30, 2000 over the corresponding period for 1999. Furthermore, as a result of implementing the 75% quota share reinsurance agreement, a $9,613 liability to the reinsurers was recorded at December 31, 1999 and settled in the first quarter of 2000. Other significant uses of cash include reductions in other liabilities and deferred items of $5,677, a substantial portion of which relates to reductions in municipal and premium tax liabilities. In April 2000, the Company settled its municipal license tax dispute for $1,525, resulting in a gain of $902. Further, premium tax liabilities existing at December 31, 1999 were settled in the first quarter of 2000. Coupling this with the aforementioned substantially reduced direct premium writings in 2000, has resulted in a sharp decrease in premium tax liabilities over December 31, 1999.

    Significant sources of cash flows from operating activities to emphasize include $8,055 from collections of reinsurance recoverable on losses and loss adjustment expenses under the Company's quota share reinsurance agreements for its automobile and commercial insurance programs. Furthermore, the aforementioned underwriting and retention guidelines implemented in the first quarter of 2000, and the resulting reduction in direct premium writings, provided a $5,613 reduction in reinsurance premiums prepaid to the Company's reinsurers. Balances due other insurance companies increased $3,413. Fluctuations in this caption are significantly impacted by, and a direct result of, the timing of payments made or received under the Company's automobile and commercial quota share reinsurance agreements, as well as the timing of settlements made or received with the South and North Carolina Reinsurance Facilities.

    Investing activities used cash in the amount of $2,106. Effective
January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation, the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the state of Florida. Significant uses of cash include liquidation of a portion of the Company's investment portfolio to fund the acquisition and to provide cash for operations.

    Net cash used in financing activities totaled $895 and related primarily to repayment of debt principal and payment of dividends on Special Stock.

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

    - the impact of the decisions to exit the Graward and South Carolina nonstandard automobile operations,

    - the ability to successfully implement the restructuring plan and the risk that current initiatives may not be successful,

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest income on the Company's cash and investments is affected by fluctuations in the general level of U.S. interest rates. The Company uses sensitivity analysis to determine its exposure to changes in interest rate market risk. Currently, and because the majority of the Company's cash and investments earns a fixed rate of interest while a small portion earns interest at a variable rate, changes in U.S. interest rates would not have a material effect on the interest earned on the Company's cash and investments.

    The Company's Credit Facility bears interest at a predetermined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The amount of interest expense incurred by the Company fluctuates proportionately with changes in LIBOR and the general level of U.S. interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification from Premium Service Corporation of Columbia ("Premium") and Seibels, Bruce & Company ("SB&C") pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SB&C and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management is vigorously defending this complaint and believes the Company has no liability in the case. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas.

    On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6 million that it believes were known to certain of the sellers, but not all of which were disclosed to the Company during its due diligence process. The purchase agreement provides methods for resolving the differences as to the appropriate adjustments to the purchase price. On December 18, 1998, the sellers filed a demand for arbitration regarding the parties' dispute over the purchase price adjustments. Thereafter, the parties reached tentative agreement regarding some, but not all, of the disputed purchase price adjustments. The parties then agreed to limit the scope of the arbitration to a determination whether an adjustment was required for the way in which the sellers had previously accounted for loss adjustment expenses (LAE) at Graward. On February 7, 2000, the arbitration panel ruled that the Company was not entitled to the requested $1.08 million purchase price adjustment on the LAE issue, although the panel left open the question of whether a new independent audit of Graward's 1997 financial statements could result in such an adjustment. On May 5, 2000, the Company filed a motion to vacate the arbitration award. This motion was filed in the state of South Carolina in the Richland County Court of Common Pleas, Fifth Judicial Circuit. Subsequently, the sellers of Graward filed for a removal of the motion to the United States District Court for the District of South Carolina, Columbia Division. Management continues to believe that the purchase price will be adjusted in its favor based on subsequent negotiation and/or litigation with the sellers of Graward.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The Annual Meeting of Shareholders (the "Meeting") of the Company, was held on May 10, 2000. As of March 13, 2000, and for purposes of the Meeting, there were 7,831,393 shares of common stock of the Company, par value $1.00 per share (the "Common Stock"), issued and outstanding. At the Meeting, there were 6,272,675 shares (80% of the outstanding shares entitled to vote) represented in person or by proxy.

    (c) The Meeting was called for the following purposes and with the following results:

       1) To fix the number of directors at 8. Passed with 5,879,019 votes (94% of the shares cast) in favor, 81,113 against, 311,540 abstained and 3 unvoted.

       2) To elect three (3) directors, Frank H. Avent, Charles H. Powers and George R.P Walker, Jr., to hold office until the 2003 Annual Meeting of Shareholders or until his/her successor shall be elected and shall qualify. Each Director elected with at least 6,148,022 votes (98% of the votes cast).

                                                                       VOTES CAST     VOTES
            NOMINEE                                   VOTES CAST FOR    AGAINST     ABSTAINED   UNVOTED
            -------                                   --------------   ----------   ---------   --------
            Frank H. Avent..........................    6,148,022        124,650    None           3
            Charles H. Powers.......................    6,166,773        105,899    None           3
            George R.P. Walker, Jr..................    6,171,773        100,899    None           3

           The following directors continued in office after the meeting: A. Crawford Clarkson, Jr., Claude E. McCain, Kenneth W. Pavia, John P. Seibels and Susie H. VanHuss, Ph.D.

       3) To ratify the Board's appointment of Arthur Andersen LLP to audit the Company's books and records for the fiscal year ending December 31, 2000. Passed with 6,240,534 votes (99% of the votes cast) in favor, 17,265 against, 14,874 abstained and 2 unvoted.

       4) To grant full and unlimited voting rights under the South Carolina Control Share Acquisitions Act to 1,066,000 shares of Common Stock purchase by Charles H. Powers, Walker S. Powers, Rex Huggins and Jane Huggins in accordance with and in compliance with Title 35, Chapter 2, Article 1, Section 35-2-109 of the South Carolina Code. Passed with 2,233,779 votes (50.15% of the shares entitled to vote) in favor, 2,181,957 against and 38,151 abstained.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

         3.2 Bylaws of the Registrant, as amended and restated, dated May 10, 2000.

        27.1 Financial Data Schedule

    (b) Reports on Form 8-K

       Form 8-K filed with the Securities and Exchange Commission on July 5, 2000 to report the discontinuation of the Company's Nashville, Tennessee nonstandard automobile Managing General Agency operations, Graward General Companies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SEIBELS BRUCE GROUP, INC.
  ------------------------------------------------------------------------------
                                          (Registrant)


Date: August 11, 2000                                 /s/ JOHN E. NATILI
                                                      ------------------------------------
                                                      John E. Natili
                                                      Executive Vice President and Chief Operating
                                                      Officer

Date: August 11, 2000                                 /s/ MATTHEW P. MCCLURE
                                                      ------------------------------------
                                                      Matthew P. McClure
                                                      Vice President, General Counsel and Corporate
                                                      Secretary

Date: August 11, 2000                                 /s/ BRYAN D. RIVERS
                                                      ------------------------------------
                                                      Bryan D. Rivers, CPA
                                                      Controller (Principal Accounting Officer)