Form 10-Q
period 2000-09-30
SEIBELS BRUCE GROUP INC
filed 2000-11-14
CIK 276380

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

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

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
     (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

1501 LADY STREET (PO BOX 1), COLUMBIA, SC                      29201(2)
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (803) 748-2000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at November 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                             2000            1999
                                                                        --------------   -------------
                                                                         (UNAUDITED)
ASSETS

Investments:
  Debt securities, available-for-sale, at market (cost of $30,641 in
    2000 and $32,180 in 1999).........................................     $ 30,495        $ 31,575
  Equity securities, at market (cost of $6,331 in 2000 and $1,317 in
    1999).............................................................        6,247           1,317
  Cash and short-term investments.....................................        7,381          26,722
                                                                           --------        --------
    Total cash and investments........................................       44,123          59,614
Accrued investment income.............................................          578             835
Premiums and agents' balances receivable, net of allowance for
  doubtful accounts of $5,809 in 2000 and $4,247 in 1999..............        3,092           8,156
Premium notes receivable..............................................        4,767           3,435
Reinsurance recoverable on paid losses and loss adjustment expenses...       18,562          18,528
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses............................................................       53,285          74,017
Property and equipment, net...........................................        3,851           5,421
Prepaid reinsurance premiums--ceded business..........................       43,619          56,724
Deferred policy acquisition costs.....................................          400           1,373
Goodwill..............................................................        4,670          19,876
Other assets..........................................................        5,268           6,824
                                                                           --------        --------
    Total assets......................................................     $182,215        $254,803
                                                                           ========        ========

LIABILITIES

Losses and loss adjustment expenses:
  Reported and estimated losses and claims--retained business.........     $ 31,562        $ 34,733
                                      --ceded business................       49,530          67,904
  Adjustment expenses--retained business..............................        5,375           5,100
                    --ceded business..................................        3,755           6,113
Unearned premiums:
Property and casualty--retained business..............................        9,599           5,796
                  --ceded business....................................       43,619          56,724
Balances due other insurance companies................................       11,401          20,460
Debt..................................................................       13,766          14,986
Accrued restructuring charges.........................................          395               0
Other liabilities and deferred items..................................        7,976          13,730
                                                                           --------        --------
    Total liabilities.................................................      176,978         225,546
                                                                           --------        --------
COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 220,000 shares of cumulative $0.62,
  convertible, redeemable, nonvoting, special preferred stock,
  redemption value $2,200.............................................        2,200           2,200
Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable nonvoting, special preferred stock, redemption value
  $500................................................................          500             500
                                                                           --------        --------
    Total special stock...............................................        2,700           2,700
                                                                           --------        --------
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares, issued and
  outstanding 7,831,690 shares in 2000 and 7,831,398 shares in 1999...        7,832           7,831
Additional paid-in-capital............................................       61,989          61,988
Accumulated other comprehensive income................................         (230)           (605)
Accumulated deficit...................................................      (67,054)        (42,657)
                                                                           --------        --------
    Total shareholders' equity........................................        2,537          26,557
                                                                           --------        --------
    Total liabilities and shareholders' equity........................     $182,215        $254,803
                                                                           ========        ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS SHOWN IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Commission and service income..........................  $ 8,818    $11,595    $ 28,085   $33,354
Premiums earned........................................    9,956     16,003      18,719    38,762
Net investment and other interest income...............      925      1,053       2,843     3,112
Realized gains (losses), net...........................        0        189        (227)      200
Policy fees and other income...........................    1,251      1,266       3,863     3,439
                                                         -------    -------    --------   -------
    Total revenue......................................   20,950     30,106      53,283    78,867
                                                         -------    -------    --------   -------
Expenses:
  Losses & loss adjustment expenses....................    8,133     12,689      18,945    29,443
  Policy acquisition costs.............................    5,648      8,189      20,067    27,016
  Interest expense.....................................      504        315       1,144       925
  Other operating costs & expenses.....................    6,437      8,910      20,976    22,384
  Restructuring charge.................................        0          0      16,421         0
                                                         -------    -------    --------   -------
    Total expenses.....................................   20,722     30,103      77,553    79,768
                                                         -------    -------    --------   -------
Income (loss) from operations, before provision for
  income taxes.........................................      228          3     (24,270)     (901)

Provision for income taxes.............................        0          0           0         0
                                                         -------    -------    --------   -------
Net income (loss)......................................      228          3     (24,270)     (901)

Other comprehensive income:
  Change in value of marketable securities, less
    reclassification adjustments of $0 and $4 for gains
    included in net income for the three months ended
    September 30, 2000 and 1999, respectively, and
    $(236) and $(29) for losses included in net loss
    for the nine months ended September 30, 2000 and
    1999, respectively.................................      329       (176)        375    (1,228)
                                                         -------    -------    --------   -------
Comprehensive net income (loss)........................  $   557    $  (173)   $(23,895)  $(2,129)
                                                         =======    =======    ========   =======
Basic earnings (loss) per share:
  Net loss.............................................  $  0.02    $  0.00    $  (3.12)  $ (0.12)
  Weighted average shares outstanding..................    7,832      7,775       7,832     7,774
                                                         =======    =======    ========   =======
Diluted earnings (loss) per share:
  Net loss.............................................  $  0.02    $  0.00    $  (3.12)  $ (0.12)
  Weighted average shares outstanding..................    7,832      7,775       7,832     7,774
                                                         =======    =======    ========   =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(24,270)  $   (901)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Restructuring charges and associated impairment of
      long-lived assets.....................................    16,421          0
    Amortization of deferred policy acquisition costs.......    20,066     27,016
    Equity in earnings of unconsolidated subsidiaries.......      (115)       (77)
    Provision for losses on premiums and agents' balances
      receivable, net of recoveries.........................     1,562      1,217
    Depreciation and amortization...........................     1,412      1,886
    Net realized loss on sale of investments................       236         29
    Net realized gain on sale of property and equipment.....        (9)      (229)
    Change in assets and liabilities:
      Accrued investment income.............................       257        166
      Premiums and agents' balances receivable, net.........     3,502      2,936
      Premium notes receivable..............................    (1,332)     1,039
      Reinsurance recoverable on losses and loss adjustment
        expenses............................................    20,698    (38,115)
      Prepaid reinsurance premiums--ceded business..........    13,105     11,746
      Policy acquisition costs paid.........................   (19,093)   (29,445)
      Unpaid losses and loss adjustment expenses............   (23,628)    34,764
      Unearned premiums.....................................    (9,302)    (3,790)
      Balances due other insurance companies................    (9,059)   (16,240)
      Accrued restructuring charge..........................      (289)         0
      Other, net............................................    (4,394)     1,332
                                                              --------   --------
        Net cash used in operating activities...............   (14,232)    (6,666)
                                                              --------   --------
Cash flows from investing activities:
  Proceeds from investments sold or matured.................    10,311     12,635
  Cost of investments acquired..............................   (13,872)    (8,857)
  Proceeds from property and equipment sold.................         9        493
  Purchases of property and equipment.......................      (212)    (1,402)
                                                              --------   --------
        Net cash (used in) provided by investing
          activities........................................    (3,764)     2,869
                                                              --------   --------
Cash flows from financing activities:
  Issuance of capital stock.................................         2          7
  Net repayment of debt.....................................    (1,220)      (928)
  Dividends paid............................................      (127)      (127)
                                                              --------   --------
        Net cash used in financing activities...............    (1,345)    (1,048)
                                                              --------   --------
Net decrease in cash and short-term investments.............   (19,341)    (4,845)
Cash and short-term investments, January 1..................    26,722     23,141
                                                              --------   --------
Cash and short-term investments, September 30...............  $  7,381   $ 18,296
                                                              ========   ========
Supplemental cash flow information:
  Interest paid.............................................  $    763   $    857
  Income taxes paid.........................................         0          0
                                                              ========   ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLARS SHOWN IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company's unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

    Effective December 31, 1999, the Company reinsured 75% of its nonstandard automobile business through a quota share reinsurance agreement. Effective
July 1, 2000, this agreement was canceled for South Carolina Insurance Company in light of the decisions to discontinue the managing general agency operations of Graward General Companies, Inc. (Graward) (see Note 6) and withdraw from the voluntary nonstandard automobile insurance market in South Carolina (see Note
8). The Company's North Carolina subsidiary, Universal Insurance Company, is still under a 75% quota share reinsurance agreement. From the end of the first quarter of 1999 through March 31, 2000, 90% of the Company's commercial lines business was reinsured through another quota share reinsurance agreement. Effective April 1, 2000 the reinsured percentage was reduced to 70% in an effort to capitalize on the favorable operating results of business written under that agreement. Under quota share reinsurance arrangements the Company cedes a portion of its premiums to the reinsurers, net of a ceding commission, and collects the same portion of claims payments from the reinsurers. The reinsurers for the automobile business were Scandinavian Re and NAC Re and the reinsurer for the commercial lines business is Erie Insurance Exchange. The Company is also party to a catastrophe cover reinsurance arrangement with a pool of reinsurers to reduce its exposure to large individual risks and large catastrophic occurrences.

NOTE 3. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

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

NOTE 4. DEBT

    In connection with its acquisition of Graward in Nashville, Tennessee, the Company issued subordinated convertible notes payable (the Notes) in the amount of $2,700. The Notes bear interest at a rate equal to 5% per annum. The entire principal amount due under the Notes is payable in full on December 31, 2004, provided, however, that if certain outstanding debt is paid in full and upon 60 days prior written notice, the Notes will become payable six months after such debt is paid in full. However, in no event will the Notes become payable earlier than April 1, 2003. At the election of the holder of the Notes, the Notes may be converted into 300,000 shares of common stock on the maturity date, provided that notice has been given of such election at any time on or after the 45th day prior to the maturity date of the Notes up to but not including the 15th day prior to the maturity date. Interest expense on the Notes has been neither accrued, nor paid, due to the current purchase price arbitration (see
Part II--Item 1).

    On March 31, 1998, the Company entered into a $15,000 Credit Facility (the Facility) with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999. The final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of September 30, 2000, December 31, 1999 and September 30, 1999 was 9.38%, 8.94% and 8.19%,
respectively. The Facility is secured by a lien on the assets of the Company. As of September 30, 2000 and December 31, 1999, the outstanding balance under the Facility was $11,066 and $12,286, respectively. The Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of September 30, 2000, and due primarily to the charges incurred as a result of the restructuring plan (see Note 6), the Company was not in compliance with the debt to total capitalization ratio and the minimum statutory surplus requirement for the Company's primary insurance subsidiary, South Carolina Insurance Company. However, these instances of noncompliance have been waived by the lending institution. The Company was in compliance with all other covenants at September 30, 2000.

NOTE 5. EARNINGS PER SHARE

    In accordance with SFAS 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing (loss) income available to common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing (loss) income available to common stockholders by the weighted average number of shares outstanding during the reporting period, as adjusted for the dilutive effect of stock options, warrants and convertible preferred stock. For the nine and three months ended September 30, 2000, the Company's outstanding stock options, warrants and convertible preferred stock had an antidilutive effect on earnings per share.

NOTE 6. RESTRUCTURING CHARGES

    The Company experienced significant net losses in 1999 and the first six months of 2000 primarily due to the Company's automobile business segment. More specifically, a substantial component of that segment's operating losses stemmed from the operations of Graward. Upon completion of the Graward acquisition in April 1998, the Company immediately began ramping up operations in preparation for significant premium growth. By December 31, 1998, the Company had achieved direct and assumed premium levels in excess of $191,400, a 68.2% increase over 1997, but at a consolidated net operating loss of $2,894. The losses continued to mount throughout 1999. Beginning in the third quarter of 1999, Graward implemented significant cost control measures in an attempt to make the operation profitable. Concurrent with these measures, Graward began a critical profitability review of its book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. Despite these measures, and additional measures implemented in the first quarter of 2000, Graward remained unprofitable. Since its acquisition in April 1998 and continuing through May 31, 2000, Graward's operating losses had amounted to over $6,935. During the second quarter of 2000, it was concluded that all available actions and cost control measures that could reasonably be taken had been taken and that Graward's operations would not generate profits.

    In June 2000, Graward's Board of Directors approved and the Company announced a restructuring plan (the Plan) centering on the discontinuation of its Graward operations. The Plan will be substantially completed over the next twelve to fifteen months and included approximately $16,421 in special charges related primarily to the impairment of long-lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. Other nonrecurring charges of the Plan included a $1,800 additional reserve against Graward's accounts receivable from insureds. Although every effort will be made to collect outstanding receivables, in the opinion of management, the discontinuation of the Graward operation significantly and adversely impacts the effectiveness of Graward's collections efforts. During the quarter ended September 30, 2000 the estimated additional reserve requirement was reduced to $1,200 based upon actual collections experience during the quarter and revised estimation assumptions. The cash requirements of the restructuring plan are estimated to be approximately $684 and will be substantially expended by the end of 2000.

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

    Of the $16,421 total restructuring charge, approximately $15,678 relates to the impairment of long-lived assets, including $14,915 of goodwill, $580 of fixed assets associated with the Graward operation and $183 of deferred financing costs. The Company evaluates the recoverability of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, the Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its estimated fair value less costs to sell.

    A summary of the accrued restructuring charges is as follows:

                                              IMPAIRMENT    SEVERANCE    CANCELLATION
                                               OF LONG-        AND      OF CONTRACTUAL     ALL
                                             LIVED ASSETS   BENEFITS     COMMITMENTS      OTHER      TOTAL
                                             ------------   ---------   --------------   --------   --------
Initial charge recorded....................     $15,678       $304           $304          $135     $16,421
Utilized by June 30, 2000..................     (15,678)        --             --           (59)    (15,737)
                                                -------       ----           ----          ----     -------
Balance, June 30, 2000.....................          --        304            304            76         684
Utilized during third quarter 2000.........          --       (160)           (63)          (66)       (289)
                                                -------       ----           ----          ----     -------
Balance, September 30, 2000................     $    --       $144           $241          $ 10     $   395
                                                =======       ====           ====          ====     =======

    All charges associated with the Plan were determined based on the formal plans of management, and approved by the Board of Directors, using the best information available. The amounts ultimately incurred could change as the operations are run off over the next twelve to fifteen months.

NOTE 7. ACQUISITIONS

    Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation (QualSure) for $4,900. QualSure is the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the state of Florida. In connection with this investment, one of the Company's subsidiaries, Insurance Network Services, Inc. entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee-based upon subject earned premium. The Company believes this is an investment that capitalizes upon its considerable experience in claims adjudication and provides a source of additional fee-based income to supplement its risk bearing operations.

NOTE 8. FINANCIAL REPORTING BY BUSINESS SEGMENTS

    Reportable business segments are determined based on management's internal reporting approach, which is based on product line and complementary coverages. The reportable business segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes all personal lines components of retained risk nonstandard automobile operations as well as the fee-based North Carolina Reinsurance Facility (the NCRF), South Carolina Reinsurance Facility (the SCRF) and South Carolina Associated Automobile Insurers Plan (the SCAAIP) operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NCRF and SCRF. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods;

catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment includes the runoff operations of the Company. The results of the reportable segments are included in the following table:

                                                            FOR THE THREE         FOR THE NINE
                                                            MONTHS ENDED          MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Revenue:
  Automobile...........................................  $13,193    $23,060    $ 29,532   $60,097
  Flood................................................    4,424      4,830      11,592    11,687
  Commercial...........................................    1,289        728       2,763     4,081
  Adjusting Services...................................    1,900      1,061       8,719     1,539
  All Other............................................      144        427         677     1,463
                                                         -------    -------    --------   -------
    Total revenue......................................  $20,950    $30,106    $ 53,283   $78,867
                                                         =======    =======    ========   =======
Expenses:
  Automobile(a)........................................  $14,014    $25,188    $ 54,285   $65,455
  Flood................................................    4,152      3,545      11,557    10,586
  Commercial...........................................    1,001        684       2,823     2,669
  Adjusting Services...................................    1,135        681       7,120     1,212
  All Other............................................      420          5       1,768      (154)
                                                         -------    -------    --------   -------
    Total expenses.....................................  $20,722    $30,103    $ 77,553   $79,768
                                                         =======    =======    ========   =======
Net income (loss):
  Automobile(a)........................................  $  (821)   $(2,128)   $(24,753)  $(5,358)
  Flood................................................      272      1,285          35     1,101
  Commercial...........................................      288         44         (60)    1,412
  Adjusting Services...................................      765        380       1,599       327
  All Other............................................     (276)       422      (1,091)    1,617
                                                         -------    -------    --------   -------
    Total net income (loss)............................  $   228    $     3    $(24,270)  $  (901)
                                                         =======    =======    ========   =======

------------------------

(a) Includes a restructuring charge of $16,421 recorded in the quarter ended June 30, 2000 (see Note 6).

    The Company's primary operations have historically centered around its Automobile segment, which includes its retained risk nonstandard automobile operations in North and South Carolina as well as its fee-based NCRF, SCRF and SCAAIP operations. In July 2000, the Company announced it is withdrawing from the voluntary nonstandard automobile insurance market in South Carolina due to that operation's higher than acceptable loss ratios and continued strains on the Company's consolidated earnings and resources. The Company continues to operate the other components of its Automobile segment.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters beginning after June 15, 2000. The Company will adopt SFAS
No. 133 effective January 1, 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

10. SUBSEQUENT EVENTS

    On November 13, 2000, the Nasdaq Stock Market notified the Company that its common stock was delisted from the Nasdaq National Market effective with the close of business on November 13, 2000. The delisting was the result of the Company's failure to meet the minimum bid price, market value of public float and net tangible assets requirements as set forth in the Nasdaq Marketplace Rules. Effective November 14, 2000, the Company was listed on the NASD Over-the-Counter Bulletin Board under the symbol "SBIG."

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table indicates the more significant financial comparisons with the applicable prior periods (dollars shown in thousands, except per share amounts):

FINANCIAL CONDITION

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
Total cash and investments..................................     $ 44,123        $ 59,614
Total assets................................................      182,215         254,803
Total liabilities...........................................      176,978         225,546
Special stock...............................................        2,700           2,700
Shareholders' equity........................................        2,537          26,557
  Per share.................................................         0.32            3.39

                                    OVERVIEW
                          (AMOUNTS SHOWN IN THOUSANDS)

RESULTS OF OPERATIONS

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Commission and service income..........................  $ 8,818    $11,595    $ 28,085   $33,354
Premiums earned........................................    9,956     16,003      18,719    38,762
Net investment and other interest income...............      925      1,053       2,843     3,112
Realized gains (losses), net...........................       --        189        (227)      200
Policy fees and other income...........................    1,251      1,266       3,863     3,439
                                                         -------    -------    --------   -------
  Total revenue........................................  $20,950    $30,106    $ 53,283   $78,867
                                                         =======    =======    ========   =======
Income (loss) from operations, before provision for
  income taxes.........................................  $   228    $     3    $(24,270)  $  (901)
Provision for income taxes.............................       --         --          --        --
                                                         -------    -------    --------   -------
Net income (loss)......................................  $   228    $     3    $(24,270)  $  (901)
                                                         =======    =======    ========   =======
Weighted average shares outstanding....................    7,832      7,775       7,832     7,774
                                                         =======    =======    ========   =======

                              RECENT DEVELOPMENTS

    The Company historically has been a provider of automobile, commercial lines and other property and casualty insurance products. In addition, the Company receives fee-based income through the National Flood Insurance Program, various state-sponsored insurance plans and claims administration and other insurance services.

    In the second and third quarters of 2000, the Company undertook a review of all aspects of the Company's business. As a result of this review, the Company announced a discontinuation of the Graward General Companies, Inc. voluntary nonstandard automobile insurance business and the Company's withdrawal from the South Carolina voluntary nonstandard automobile insurance business.

    The Company's current strategy is to focus on generating fee-based, rather than risk-bearing, revenue opportunities. Consistent with this strategy, the Company began offering managing general agency and servicing carrier opportunities to insurance companies in the South Carolina nonstandard personal automobile market. The Company expects to offer these services to insurance providers in other property and casualty insurance lines.

    In furtherance of its strategy to focus on fee-based business opportunities, the Company is also examining possible dispositions of certain non-core assets and business lines. No agreements have been reached with respect to any dispositions, and no assurance can be given as to when or if any dispositions may occur.

                             RESULTS OF OPERATIONS
                          (DOLLARS SHOWN IN THOUSANDS)

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

COMMISSION AND SERVICE INCOME

    Commission and service income decreased $5,269, or 15.8%, to $28,085 for the nine months ended September 30, 2000 from $33,354 for the nine months ended September 30, 1999. The automobile and commercial reporting segments accounted for $10,589 and $400 of the overall net decrease, respectively, posting commission and service income of $9,017 and $517, respectively, for the nine months ended September 30, 2000, versus $19,606 and $917, respectively, for the same period of 1999. These decreases are substantially the result of a decrease in the number of policies in the SCRF, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SCRF, and no voluntary renewals could be ceded to the SCRF after September 1999. Designated agents are able to renew in the SCRF through 2001. The new SCAAIP provides insurance to drivers unable to obtain coverage in the voluntary market. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date.

    Offsetting these decreases in commission and service income was the $5,849 increase posted by the adjusting services reporting segment, which was effectively begun late in the second quarter of 1999 for the purpose of adjusting the losses of the Company's insurance subsidiaries. Over the last fifteen months, the adjusting services reporting segment has focussed on attracting and retaining external customers and, as a result, now boasts more than 30 unaffiliated customers. In addition, concurrent with the Company's January 21, 2000 investment in QualSure, the Company's adjusting services reporting segment entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee-based upon subject earned premium.

    The remaining $129 decrease in commission and service income came from the flood reporting segment.

PREMIUMS EARNED

    Net premiums earned decreased $20,043, or 51.7%, to $18,719 for the nine months ended September 30, 2000 from $38,762 for the nine months ended
September 30, 1999. The automobile reporting segment accounted for $18,814 of the overall decrease, posting premiums earned of $16,743 for the nine months ended September 30, 2000 versus $35,557 for the same period of 1999. The primary reason for the decrease centers on the Company's 75% quota share reinsurance agreement that was effective December 31, 1999. Under the agreement, 75% of all automobile premiums written between January 1, 2000 and June 30, 2000 were ceded to the reinsurers. No such reinsurance arrangement was in effect for the nine months ended September 30, 1999. Secondarily, in the third quarter of 1999 continuing through the first quarter of 2000, the Company performed a critical profitability review of its automobile book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. These actions had a negative impact on premiums written for the nine months ended September 30, 2000. Furthermore, other results of the aforementioned profitability reviews were the discontinuation of the Graward operations and the withdrawal from the retained risk nonstandard automobile market in South Carolina. Each of these actions had a negative impact on premiums written for the nine months ended September 30, 2000. Finally, during the quarter ended September 30, 2000, premium refunds totaling $344 were issued by the Company as required under a settlement between the North Carolina Department of Insurance (the NCDOI) and the North Carolina Rate Bureau (the Bureau). On certain policies issued or renewed during the period January 1, 1995 through January 14,

1997, the Bureau established insurance rates higher than rates approved by the NCDOI. The refunds represent the difference between the rates approved by the NCDOI and the those originally charged as allowed by the Bureau.

    The commercial reporting segment accounted for $888 of the overall decrease, posting premiums earned of $2,141 for the nine months ended September 30, 2000 versus $3,029 for the same period of 1999. Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement that remained in place through March 31, 2000. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement. The amendment was made to capitalize upon the favorable underwriting results of the commercial book of business. The existence of a quota share reinsurance agreement for all nine months of 2000 versus only six months of 1999 accounts for a portion of the decrease in premiums earned by the commercial reporting segment. Furthermore, in accordance with a mandate from the NCDOI, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

    The remaining $341 decrease in premiums earned came from the Company's runoff operations.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income decreased $269, or 8.6%, to $2,843 for the nine months ended September 30, 2000 from $3,112 for the nine months ended September 30, 1999. Total cash and investments decreased $15,491 from December 31, 1999 to September 30, 2000, primarily to fund the acquisition of QualSure, to settle liabilities created through the 75% quota share reinsurance agreement for the Company's automobile reporting segment, and to fund the Company's operations. However, the most significant piece of the overall decrease in total cash and investments came from the lower yielding cash and short-term investments rather than from the higher yielding bond portfolio. Therefore, the impact on net investment and other interest income from the sharp decrease in total cash and investments was somewhat insulated. Partially offsetting that decrease in net investment and other interest income were higher yields on the Company's bond portfolio due to interest rate increases over the last twelve to fifteen months and the implementation of a monthly reimbursement policy with the SCRF which substantially improved the Company's cash flows.

REALIZED GAINS (LOSSES), NET

    Net realized losses amounted to $227 for the nine months ended
September 30, 2000 versus a net realized gain of $200 for the same period in 1999. Sales of fully depreciated property and equipment during 2000 resulted in realized gains of $9, while realized losses on the sale of investments amounted to $236 and resulted from the liquidation of a portion of the Company's investment portfolio to fund operations and investing activities. The gains realized in 1999 are substantially due to the sale of one of the Company's idle facilities and its related parking lot and the sale of certain other property and equipment.

POLICY FEES AND OTHER INCOME

    Policy fees and other income increased $424, or 12.3%, to $3,863 for the nine months ended September 30, 2000 from $3,439 for the nine months ended September 30, 1999. A significant source of policy fees for the Company is derived from its Graward operation and is directly correlated with its premium writings. In the third quarter of 1999, the Company implemented significant cost control measures at Graward in an attempt to make the operation profitable. Concurrent with these measures, the Company began a critical profitability review of Graward's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. Additional underwriting measures were implemented in the first quarter of 2000. Finally, in June 2000 it was announced that the Graward operation would be discontinued. As Graward's written premium fell during the nine months ended September 30, 2000 as compared to the same period in 1999, policy fees and other income followed suit. Graward's policy fees and other income was $1,272 for the nine months ended September 30, 2000 versus $2,322 for the same period in 1999, a $1,050 decrease.

    More than offsetting this decrease were the policy fees and other income generated by a division of the adjusting services reporting segment. This division was formed in the third quarter of 1999 and has experienced rapid growth with a customer base containing both affiliated and unaffiliated companies. Policy fees and other income generated by this unit amounted to $1,641 for the nine months ended September 30, 2000, an increase of $1,294 over the $347 generated for the same period of 1999.

    Also contributing to the overall increase in policy fees and other income is the Company's $38 increase in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure from $77 for the nine months ended September 30, 1999 to $115 for the nine months ended
September 30, 2000.

    The remaining increase in policy fees and other income of $142 came from all other operations and includes recovery of approximately $49 of unclaimed property from various states.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Losses and loss adjustment expenses decreased $10,498, or 35.7%, to $18,945 for the nine months ended September 30, 2000 from $29,443 for the nine months ended September 30, 1999. The automobile reporting segment accounted for $11,816 of the overall decrease, posting incurred losses and loss adjustment expenses of $17,879 for the nine months ended September 30, 2000 versus $29,695 for the same period of 1999. The primary reason for the decrease centers on the Company's 75% quota share reinsurance agreement that was effective December 31, 1999. Under the agreement, 75% of losses incurred between January 1, 2000 and June 30, 2000 were ceded to the reinsurers. No such reinsurance arrangement was in effect for the nine months ended September 30, 1999. Further driving the decrease in losses and loss adjustment expenses was the discontinuation of Graward's operations and the withdrawal from the retained risk nonstandard automobile market in South Carolina (see prior discussion). Partially offsetting the overall decrease in losses and loss adjustment expenses of the automobile reporting segment was the $1,261 increase relating to the Company's runoff operations due to adverse loss development and general reserve strengthening. The remaining increase of $57 came from all other operations.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $6,949, or 25.7%, to $20,067 for the nine months ended September 30, 2000 from $27,016 for the nine months ended
September 30, 1999. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the nine months ended September 30, 2000 amounted to $100,333, a $34,749, or 25.7%, decrease from the $135,082 written during the same period in 1999. See PREMIUMS EARNED for discussion concerning the decrease in premium volume for the nine months ended September 30, 2000 versus the same period of 1999.

INTEREST EXPENSE

    Interest expense was $1,144 and $925 for the nine months ended
September 30, 2000 and 1999, respectively. The majority of the increase is due to the $182 of interest paid with the North Carolina premium refunds as required under the settlement between the NCDOI and the Bureau (see prior discussion). The remainder of the increase is due to higher average interest rates on the Company's debt due to the series of market interest rate increases over the past twelve to fifteen months. The Company's Facility bears interest at a pre-determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. Partially offsetting the increased interest cost, was interest saved by paying down approximately $1,220 of the outstanding debt during the nine months ended September 30, 2000.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses decreased $1,408, or 6.3%, to $20,976 for the nine months ended September 30, 2000 from $22,384 for the nine months ended September 30, 1999. The largest causes of the decrease are a wide array of expense reductions directly associated with the cost savings initiatives begun in the third quarter of 1999 and continued through the third quarter of 2000, the decision to discontinue the Graward operations and the decision to withdraw from the retained risk nonstandard automobile market in South Carolina. Expense reductions from reductions in force associated with these initiatives and decisions amounted to over $1,423 for the nine months ended September 30, 2000 as compared to the same period of 1999. The Company also experienced significant general expense reductions associated with the greatly reduced business volume in 2000 as compared to 1999, including printing and travel cost reductions of over $520. Amortization expense of the Company's goodwill decreased $117 for the nine months ended September 30, 2000 as compared to the same period of 1999 due to the impairment of the goodwill associated with the Graward acquisition taken in the second quarter of 2000. Offsetting these expense reductions were general expense increases of $1,244 associated with the division of the adjusting services reporting segment that was formed in the third quarter of 1999. As previously noted, this division has experienced rapid growth since its inception and has developed a customer base containing both affiliated and unaffiliated companies.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

COMMISSION AND SERVICE INCOME

    Commission and service income decreased $2,777, or 23.9%, to $8,818 for the three months ended September 30, 2000 from $11,595 for the three months ended September 30, 1999. The automobile reporting segment accounted for $2,973 of the overall net decrease, posting commission and service income of $2,908 for the three months ended September 30, 2000, versus $5,881 for the same period of 1999. This decrease is substantially the result of a decrease in the number of policies in the SCRF, a residual market for automobile insurance in the state of South Carolina (see prior discussion).

    The flood reporting segment contributed another $401 of the overall net decrease in commission and service income, posting $4,409 for the three months ended September 30, 2000 versus $4,810 for the same period of 1999. This decrease is directly attributable to the lower revenues generated under the Company's contract with the National Flood Insurance Program due to the relatively quiet hurricane season experienced in 2000 as compared to that of 1999.

    Offsetting the automobile and flood reporting segments' decreases in commission and service income was the $633 increase posted by the adjusting services reporting segment (see prior discussion).

    The remaining $36 decrease in commission and service income came from all other operations.

PREMIUMS EARNED

    Net premiums earned decreased $6,047, or 37.8%, to $9,956 for the three months ended September 30, 2000 from $16,003 for the nine months ended
September 30, 1999. The automobile reporting segment accounted for $6,494 of the overall decrease, posting premiums earned of $9,080 for the three months ended September 30, 2000 versus $15,574 for the same period of 1999. The primary reason for the decrease centers on the Company's 75% quota share reinsurance agreement that was effective December 31, 1999 (see prior discussion). Furthermore, the decisions to discontinue the Graward operations (announced in June 2000) and to withdraw from the retained risk nonstandard automobile market in South Carolina (announced in July 2000) had a significant, but expected, negative impact on premiums written and earned during the three months ended September 30, 2000. Finally, during the quarter ended September 30, 2000, premium refunds totaling $344 were issued by the Company as required under a settlement between the NCDOI and the Bureau. On certain policies issued or renewed during the period January 1, 1995 through January 14, 1997, the Bureau established insurance rates higher than rates approved by the NCDOI. The refunds represent the difference between the rates approved by the NCDOI and the those originally charged as allowed by the Bureau.

    Offsetting the automobile reporting segment's decrease in premiums earned was the $686 increase posted by the commercial reporting segment. Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement that remained in place through March 31, 2000. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement to capitalize upon the favorable underwriting results of the commercial book of business. Although the NCDOI mandated that the Company cease writing new commercial business in the state of North Carolina beginning in the third quarter of 2000, the impact of this action on earned premiums will not fully materialize until the fourth quarter of 2000 and the first quarter of 2001 when the lower written premium volume begins to earn out.

    The remaining $239 decrease in premiums earned came from the Company's runoff operations.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income decreased $128, or 12.2%, to $925 for the three months ended September 30, 2000 from $1,053 for the three months ended September 30, 1999. This decrease is directly related to decreases in the Company's cash and short-term investments and bond portfolio. The average cash and short-term investments and bond portfolio for the three months ended September 30, 2000 and 1999 was $17,918 and $27,400, respectively. The most notable causes of the decrease are the acquisition of QualSure, the settling of liabilities created through the 75% quota share reinsurance agreement for the Company's automobile reporting segment, and the funding of the Company's operations. Partially offsetting the overall decrease in net investment and other interest income were higher yields on the Company's bond portfolio due to interest rate increases over the last twelve to fifteen months and the implementation of a monthly reimbursement policy with the SCRF which substantially improved the Company's cash flows.

REALIZED GAINS (LOSSES), NET

    Net realized gains amounted to $189 for the three months ended
September 30, 1999 versus no realized gains or losses for the same period in 2000. The gains realized for the three months ended September 30, 1999 are substantially due to the sale of one of the Company's idle facilities and its related parking lot.

POLICY FEES AND OTHER INCOME

    Policy fees and other income decreased $15, or 1.2%, to $1,251 for the three months ended September 30, 2000 from $1,266 for the three months ended September 30, 1999. Graward's policy fees and other income was $248 for the three months ended September 30, 2000 versus $697 for the same period in 1999, a $449 decrease (see prior discussion).

    Partially offsetting this decrease were the policy fees and other income generated by a division of the adjusting services reporting segment which was formed in the third quarter of 1999 (see prior discussion). Policy fees and other income generated by this unit amounted to $527 for the three months ended September 30, 2000, an increase of $180 over the $347 generated for the same period of 1999.

    Also partially offsetting Graward's decrease in policy fees and other income is the Company's $144 of equity in earnings of its unconsolidated subsidiary, QualSure. The investment in QualSure was made in the first quarter of 2000.

    The remaining increase in policy fees and other income of $110 came from all other operations and includes recovery of approximately $49 of unclaimed property from various states.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Losses and loss adjustment expenses decreased $4,556, or 35.9%, to $8,133 for the three months ended September 30, 2000 from $12,689 for the three months ended September 30, 1999. The automobile reporting segment accounted for $4,396 of the overall decrease, posting incurred losses and loss adjustment expenses of $8,128 for the three months ended September 30, 2000 versus $12,524 for the same period of 1999. The primary reasons for the decrease center on the Company's 75% quota share reinsurance agreement that was effective December 31, 1999, the discontinuation of the Graward operations and the withdrawal from the retained risk nonstandard automobile market in South Carolina (see prior discussion). The remaining decrease of $160 came from all other operations.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $2,541, or 31.0%, to $5,648 for the three months ended September 30, 2000 from $8,189 for the three months ended September 30, 1999. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the three months ended September 30, 2000 amounted to $28,239, a $12,705, or 31.0%, decrease from the $40,944 written during the same period in 1999. See PREMIUMS EARNED for discussion concerning the decrease in premium volume for the three months ended September 30, 2000 versus that for the same period of 1999.

INTEREST EXPENSE

    Interest expense was $504 and $315 for the three months ended September 30, 2000 and 1999, respectively. The majority of the increase is due to the $182 of interest paid with the North Carolina premium refunds as required under the settlement between the NCDOI and the Bureau (see prior discussion). The remainder of the increase is due to higher average interest rates on the Company's debt due to the series of market interest rate increases over the past twelve to fifteen months. The Company's Facility bears interest at a pre-determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. Partially offsetting the increased interest cost, was interest saved by paying down approximately $407 of the outstanding debt during the three months ended September 30, 2000.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses decreased $2,473, or 27.8%, to $6,437 for the three months ended September 30, 2000 from $8,910 for the three months ended September 30, 1999. The largest causes of the decrease are a wide array of expense reductions directly associated with the cost savings initiatives begun in the third quarter of 1999 and continued through the third quarter of 2000, the decision to discontinue the Graward operations and the decision to withdraw from the retained risk nonstandard automobile market in South Carolina. Expense reductions from reductions in force associated with these initiatives and decisions amounted to over $1,389 for the three months ended September 30, 2000 as compared to the same period of 1999. The Company also experienced significant general expense reductions associated with the greatly reduced business volume in 2000 as compared to 1999, including printing and travel cost savings of over $255. Further, bad debt expenses decreased $968 for the three months ended September 30, 2000 as compared to the same period of 1999 due primarily to the substantially lower written premium volume during 2000 versus 1999 and a revision of the estimate of the additional reserve required for the Graward accounts receivable from insureds in light of the discontinuation of Graward's operations. Offsetting these expense reductions were general expense increases of $346 associated with the division of the adjusting services reporting segment that was formed in the third quarter of 1999. As previously noted, this division has experienced rapid growth since its inception and has developed a customer base containing both affiliated and unaffiliated companies.

                        LIQUIDITY AND CAPITAL RESOURCES
                          (AMOUNTS SHOWN IN THOUSANDS)

    Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, investment income and sales and maturities of investments. Principal uses of cash are payments of claims, principal and interest payments on debt, payments for operating expenses, and purchases of investments. Cash outflows can be variable because of the uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

    Net cash used in operating activities through September 30, 2000 totaled $14,232. Significant uses of cash flows from operating activities include reductions in the liability for losses and loss adjustment expenses of $23,628 and the liability for unearned premiums of $9,302. Effective December 31, 1999, the Company entered into a 75% quota share reinsurance agreement for its nonstandard automobile business. As a result of the transaction, 75% of the Company's written premium and 75% of its losses incurred between January 1, 2000 and June 30, 2000 are ceded to its reinsurers. Furthermore, the more stringent underwriting and retention guidelines implemented in the first quarter of 2000, coupled with the decisions to discontinue the Graward operations and to withdraw from the retained risk nonstandard automobile market in South Carolina, resulting in a $34,749 reduction of direct premium writings for the nine months ended September 30, 2000 over the corresponding period for 1999. Furthermore, as a result of implementing the 75% quota share reinsurance agreement, a $9,613 liability to the reinsurers was recorded at December 31, 1999 and settled in the first quarter of 2000. Other significant uses of cash include reductions in other liabilities and deferred items of $5,754, a substantial portion of which relates to reductions in municipal and premium tax liabilities. In April 2000, the Company settled its municipal license tax dispute for $1,525, resulting in a gain of $902. Further, premium tax liabilities existing at December 31, 1999 were settled in the first and second quarters of 2000. Coupling this with the aforementioned substantially reduced direct premium writings in 2000 has resulted in a sharp decrease in premium tax liabilities since December 31, 1999. Finally, in connection with the settlement between the NCDOI and the Bureau (see prior discussion), the Company paid a total of $4,469 in premium refunds and applicable interest. Of this total, $3,943 related to policies ceded to the NCRF, who reimbursed the Company in the fourth quarter of 2000.

    Significant sources of cash flows from operating activities include $20,698 from collections of reinsurance recoverable on losses and loss adjustment expenses under the Company's quota share reinsurance agreements for its automobile and commercial insurance programs. Furthermore, the aforementioned underwriting and retention guidelines implemented in the first quarter of 2000, and the resulting reduction in direct premium writings, provided a $13,105 reduction in reinsurance premiums prepaid to the Company's reinsurers.

    Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure, the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the state of Florida, for $4,900. The net cash used in investing activities through September 30, 2000 of $3,764 is substantially due to the liquidation of a portion of the Company's investment portfolio to fund the acquisition of QualSure and to provide cash for operations.

    Net cash used in financing activities through September 30, 2000 totaled $1,345 and related primarily to repayment of debt principal and payment of dividends on the Company's Special Stock.

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management's current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

    - the ability to secure additional sources of revenue;

    - the ability to secure and maintain long-term relationships with customers and agents;

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

    - the impact of the decisions to exit the Graward and South Carolina nonstandard automobile operations;

    - the ability to successfully implement the restructuring plan and the risk that current initiatives may not be successful;

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

    The Company's Facility bears interest at a predetermined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The amount of interest expense incurred by the Company fluctuates proportionately with changes in LIBOR and the general level of U.S. interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. (Norwest) that claimed indemnification from Premium Service Corporation of Columbia (Premium) and Seibels, Bruce & Company (SB&C) pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SB&C and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management is vigorously defending this complaint and believes the Company has no liability in the case. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas.

    On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6 million that it believes were known to certain of the sellers, but not all of which were disclosed to the Company during its due diligence process. The purchase agreement provides methods for resolving the differences as to the appropriate adjustments to the purchase price. On December 18, 1998, the sellers filed a demand for arbitration regarding the parties' dispute over the purchase price adjustments. Thereafter, the parties reached tentative agreement regarding some, but not all, of the disputed purchase price adjustments. The parties then agreed to limit the scope of the arbitration to a determination of whether an adjustment was required for the way in which the sellers had previously accounted for loss adjustment expenses (LAE) at Graward. On February 7, 2000, the arbitration panel ruled that the Company was not entitled to the requested $1.08 million purchase price adjustment on the LAE issue, although the panel left open the question of whether a new independent audit of Graward's 1997 financial statements could result in such an adjustment. On May 5, 2000, the Company filed a motion to vacate the arbitration award. This motion was filed in the state of South Carolina in the Richland County Court of Common Pleas, Fifth Judicial Circuit. Subsequently, the sellers of Graward filed for a removal of the motion to the United States District Court for the District of South Carolina, Columbia Division. On August 17, 2000, the Company filed a demand for arbitration against the sellers based on violations of South Carolina Blue Sky law, fraud, negligent misrepresentation, breach of contract and warranties and violation of the South Carolina Unfair Trade Practices Act. The demand seeks compensatory damages including, but not limited to, the refund of the entire purchase price of $10.25 million as well as punitive damages, treble damages and attorneys fees. Management continues to believe that the purchase price will be adjusted in its favor based on subsequent negotiation and/or litigation with the sellers of Graward.

    On March 1, 2000, the Company received a demand from Generali-U.S. Branch (Generali) for arbitration of claims arising under the April 1995 Agency Agreement between Generali and Graward. Generali seeks to recover approximately $7.64 million plus interest, costs, disbursements, and attorneys' fees. The Company has not yet responded to this demand.

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

    (a) Exhibit 27.1        Financial Data Schedule

    (b) Reports on Form 8-K

       Form 8-K filed with the Securities and Exchange Commission on July 5, 2000 to report the discontinuation of the Company's Nashville, Tennessee nonstandard automobile Managing General Agency operations, Graward General Companies, Inc.

       Form 8-K filed with the Securities and Exchange Commission on November 14, 2000 to report the delisting of the Company's common stock from the Nasdaq National Market effective with the close of business on November 13, 2000.

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

                                                      THE SEIBELS BRUCE GROUP, INC.
                                                      (Registrant)

Date:  November 14, 2000                                             /s/ JOHN E. NATILI
                                                      ------------------------------------------------
                                                                       John E. Natili
                                                        EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING
                                                                          OFFICER

Date:  November 14, 2000                                          /s/ BRYAN D. RIVERS, CPA
                                                      ------------------------------------------------
                                                                    Bryan D. Rivers, CPA
                                                         CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)