Form 10-K
period 2000-12-31
SEIBELS BRUCE GROUP INC
filed 2001-03-29
CIK 276380

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

                    Common stock, par value $1.00 per share
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2001, based on the closing sale price of the registrant's common stock, par value $1.00 per share, as reported on the National Association of Securities Dealers Over-the-Counter Bulletin Board on such date: $10,181,197.

    The number of shares outstanding of the registrant's common stock as of March 15, 2001: 7,831,690.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement in connection with the annual meeting of shareholders to be held May 9, 2001 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Table of Contents.....................................................      i

Abbreviations.........................................................     ii

                                     PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................     11

Item 3.   Legal Proceedings...........................................     11

Item 4.   Submission of Matters to a Vote of Security Holders.........     12

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters.....................................     12

Item 6.   Selected Financial Data.....................................     13

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15

Item 8.   Financial Statements and Supplementary Data.................     32

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     73

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons
          of the Registrant...........................................     74

Item 11.  Executive Compensation......................................     75

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     75

Item 13.  Certain Relationships and Related Transactions..............     76

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................     76

Signatures............................................................     80

                                 ABBREVIATIONS

    The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

AFS                 America's Flood Services, Inc.

Catawba             Catawba Insurance Company

FASB                Financial Accounting Standards Board

FEMA                Federal Emergency Management Administration

GAAP                Generally Accepted Accounting Principles

Generali            Generali-U.S. Branch

Graward             Graward General Companies, Inc.

IBNR                Incurred-But-Not-Reported

INS                 Insurance Network Services, Inc.

Investors           Investors National Life Insurance Company of South Carolina

JUA                 Joint Underwriting Association

LAE                 Loss Adjustment Expenses

MGA                 Managing General Agent

NC Facility         North Carolina Reinsurance Facility

NAIC                National Association of Insurance Commissioners

NASDAQ              National Association of Securities Dealers Automated
                    Quotation System

NCDOI               North Carolina Department of Insurance

NFIP                National Flood Insurance Program

Norwest             Norwest Financial Resources, Inc.

OTC Bulletin Board  National Association of Securities Dealers Over-the-Counter
                    Bulletin Board

PBP                 Premium Budget Plan, Inc.

Premium             Premium Service Corporation of Columbia

QualSure            QualSure Insurance Corporation

RBC                 Risk-Based Capital

SAP                 Statutory Accounting Principles

The Company         The Seibels Bruce Group, Inc.

SBC                 Seibels, Bruce & Company

SCAAIP              South Carolina Associated Auto Insurers Plan

SCDOI               South Carolina Department of Insurance

SCIC                South Carolina Insurance Company

SC Facility         South Carolina Reinsurance Facility

UIC                 Universal Insurance Company

WYO                 Write-Your-Own

                                     PART I

ITEM 1.  BUSINESS

    CORPORATE PROFILE AND DEVELOPMENT OF BUSINESS

    (dollars in thousands except per share amounts)

    Tracing its roots to 1869, The Seibels Bruce Group, Inc. (the "Company") is a provider of a wide range of services to the insurance industry as well as a provider of automobile, flood and other property and casualty insurance products. The Company is committed to providing quality customer service, building strong relationships with its customers, developing and capitalizing on territorial knowledge, and fostering the creativity and innovation of its associates.

    The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of Insurance Network Services, Inc. ("INS"), its flood operations, and its operations as a servicing carrier for the South Carolina Reinsurance Facility ("SC Facility") and the South Carolina Associated Auto Insurers Plan ("SCAAIP"). INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company's flood unit is a leading provider, and is an original participant, in the National Flood Insurance Program ("NFIP"), a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and it offers excess flood insurance as a broker for Lloyd's of London. As such, the Company receives commissions and fees from the NFIP and Lloyd's of London, but retains no underwriting risk. The Company's flood operations also offers flood zone determinations and flood compliance tracking services through its subsidiary, America's Flood Services, Inc. ("AFS"). The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility is currently in runoff; however, the Company may continue to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility will commence. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

    The Company's traditional insurance operations include its North Carolina nonstandard automobile subsidiary, Universal Insurance Company ("UIC"), and its commercial lines operations. UIC writes nonstandard automobile insurance primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums to the North Carolina Reinsurance Facility ("NC Facility") and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC's retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. The Company also writes commercial lines insurance, which includes business owner's policies, commercial package policies and commercial automobile policies. These "main street" policies are sold primarily to small businesses. The Company reinsures its commercial lines through quota share, facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

    The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

    The net loss by business segment for 2000 and 1999 is as follows:

                                                            2000       1999
                                                          --------   --------
Automobile *............................................  $(15,245)  $(12,761)
Flood...................................................      (142)     1,066
Commercial..............................................      (247)       608
Adjusting services......................................     1,768      1,312
All other...............................................    (1,495)     2,239
                                                          --------   --------
  Net loss..............................................  $(15,361)  $ (7,536)
                                                          ========   ========
  Per share.............................................  $  (1.98)  $  (0.99)
                                                          ========   ========

------------------------

    * 2000 includes a net special items charge of $8,138 related to the discontinuation of the Nashville operations and the settlement of related preacquisition liabilities.

    Fiscal 2000 was a year of significant change for the Company. Beginning in May 2000, the Company began a comprehensive review of the profitability potential of each of its business segments. As a result of this review, the Company concluded that it would discontinue two of its nonstandard automobile insurance operations. In June 2000, the Company announced the discontinuation of its Nashville operations under its subsidiary, Graward General Companies, Inc. ("Graward"). Of the $16,421 in special items charged to earnings in the second quarter of 2000, $15,678 were non-cash items, including impairment of goodwill associated with the Graward acquisition of $14,915. In July 2000, the Company announced its planned withdrawal from the South Carolina voluntary nonstandard automobile insurance market. Both the Graward and the South Carolina automobile operations had suffered substantial operating losses in 1998 and 1999, with indications that the losses would continue throughout 2000 and that neither operation could become profitable in the foreseeable future. The substantial losses from these two operations and the special items charges associated with discontinuing the Graward operation were the single largest contribution to the Company's consolidated net loss in 2000.

    The following table sets forth the sources of the Company's direct and net written premiums for the years ended December 31, 2000 and 1999:

                                                      2000
                             -------------------------------------------------------
                               AUTO      FLOOD     COMMERCIAL   ALL OTHER    TOTALS
                             --------   --------   ----------   ---------   --------
Direct written premium.....  $ 73,021   $38,348     $13,854       $(205)    $125,018
Net written premium........    20,195         7       4,071         124       24,397
                             ========   =======     =======       =====     ========
                                                      1999
                             -------------------------------------------------------
                               AUTO      FLOOD     COMMERCIAL   ALL OTHER    TOTALS
                             --------   --------   ----------   ---------   --------
Direct written premium.....  $119,928   $34,355     $14,318       $   5     $168,606
Net written premium........    47,700        49      (1,530)          2       46,221

    Sources of premium result from contractual processing with the SC Facility, South Carolina voluntary nonstandard automobile insurance business, UIC in North Carolina, Graward in Tennessee, flood business, commercial lines business and runoff book premiums. Negative net written premium under the Commercial segment in 1999 resulted from an unearned premium portfolio transfer associated with its 90% quota share reinsurance agreement effective March 31, 1999. This agreement was amended to become a 70% quota share reinsurance agreement effective
April 1, 2000.

NONSTANDARD AUTOMOBILE

    The Company's consolidated net loss in 2000 is primarily related to its nonstandard automobile insurance business. Due to high loss and expense ratios in the Company's Nashville operation, and high loss ratios in its South Carolina voluntary nonstandard automobile business, the Company concluded that these operations could not become profitable in the foreseeable future. Therefore, the Nashville operation was discontinued and the Company began its withdrawal from the South Carolina voluntary nonstandard automobile insurance market. Though the Company's UIC operations were also unprofitable in 2000, the Company believes this operation has profitability potential in the foreseeable future and has implemented profitability initiatives in the fourth quarter of 2000 and the first quarter of 2001 to end the losses. The SC Facility began its three-year run off March 1, 1999. Though the Company may no longer cede premiums to the SC Facility after March 1, 2002, it is required to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The Company also issues nonstandard automobile policies and adjusts claims for the SCAAIP, a joint underwriting association ("JUA") formed to replace the SC Facility. The Company is one of two servicing carriers for the SCAAIP. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility the Company has not experienced significant activity in the SCAAIP.

GRAWARD OPERATIONS

    During 2000, the Company discontinued its Nashville operations and placed all of this business into runoff. Due to high loss ratios and an extremely high expense structure, this operation had suffered substantial operating losses in 1998 and 1999, with indications that the losses would continue throughout 2000 without expectation that it could become profitable in the foreseeable future. In the second quarter of 2000, the Company took a special items charge to earnings of $16,421, $15,678 of which were non-cash items, including impairment of goodwill associated with the Graward acquisition of $14,915. Other special items charges associated with exiting the operation included the write-down of certain fixed and operating assets, accrual of closure costs and accrual of severance and other personnel-related costs. On August 1, 2000, the Company moved all remaining business of the operation to its South Carolina headquarters to complete the runoff of this book of business.

SOUTH CAROLINA NONSTANDARD AUTOMOBILE OPERATIONS

    The Company has been a servicing carrier for the SC Facility since its creation in 1974. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility will commence. During 1997, in contemplation of the runoff of the SC Facility, the Company introduced a voluntary nonstandard automobile program in South Carolina. By the end of 1999, direct written premium volume under this voluntary program had escalated to $28,288. Such rapid growth customarily strains earnings and results in higher than average loss ratios; however, the operation continued to experience substantial losses and substantially higher than acceptable loss ratios well into 2000, with no indication of reprieve. In July 2000, the Company concluded that the operation could not generate profits in the foreseeable future and, therefore, placed the business into runoff.

UIC OPERATIONS

    The North Carolina-based UIC operation began the year with favorable loss ratios. However, during the fourth quarter of 2000, the operation began experiencing a deterioration in its loss ratios. The deteriorated loss ratio, coupled with an unfavorable quota share reinsurance agreement, are the primary drivers of the operation's losses in 2000. Under the terms of the quota share reinsurance agreement, the Company must adjust the ceding commission received from the reinsurer on a point-for-point sliding basis as the loss ratio surpasses a defined threshold. When the loss ratio began to deteriorate late in 2000, the Company accrued for the adjustment to the ceding commissions received from the reinsurer. The Company has taken action to mitigate these losses and improve the loss ratio in 2001 through the implementation of various rate increases. The Company continually reevaluates both UIC's insurance rates and its quota share reinsurance contract, which is due to terminate June 30, 2001.

FLOOD

    The Company's flood operations experienced substantial growth again in 2000. The operation's 2000 written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services.

    The Company's flood product line includes flood insurance, excess flood insurance, flood zone determinations, claims processing and flood compliance tracking services. The Company's basic flood insurance product is underwritten by the NFIP, a federal government program that sets policy rates, bears risks and pays claims. Working through its independent agents located across the United States, the Company issues policies and processes claims on behalf of the NFIP. The NFIP policies only cover losses up to $250 for residential buildings and $100 for contents. Further, the NFIP commercial coverage is limited to $500 for either buildings or contents. The Company's excess flood insurance product provides a level of protection above the NFIP's limits for residential and commercial properties. The Company, as broker, receives commissions for placing this business. The Company also believes that offering the excess flood product allows it to improve its relationships with its agency force by offering them a broader product portfolio.

    The Company, through AFS, offers the additional flood-related services of flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to mortgage originators to determine whether or not homes are located in flood zones and, therefore, require flood insurance. These services allow the Company to offer a more complete flood portfolio to both agents and financial institutions, provide the Company with a stronger presence in the flood market and expand the channels of distribution for the Company's complementary products.

    Claims processing has been a substantial source of revenues and earnings for the Company over the past several years and is a weather-dependent component of its flood operations. Whereas most property and casualty insurance companies suffer losses during hurricanes and floods, the Company benefits strongly as a fee-based processor of claims for the NFIP. Due to the relatively quiet 2000 hurricane season, the Company experienced a significant decrease in its claims processing revenues over 1999. However, the Company continued to receive commissions for premiums written for the NFIP. AFS provides the Company a presence for flood claims processing on both coasts, an important element of diversification and scale for weather-dependent operations.

COMMERCIAL LINES

    Commercial lines represents an important diversification for the Company, further complementing its product offerings and enabling independent agents to bundle its products for a more complete insurance portfolio. This diversification makes the Company more attractive to agents, enabling them to work with the Company to better serve their customers. The commercial lines operation lost $247 in 2000, primarily due to high expense ratios associated with a lower average premium. As the Company continues to automate the commercial lines operation and look for ways to increase its average premium, the operation is expected to once again become profitable.

    During 1998, the Company accomplished its major strategic initiative in commercial lines--converting from a managing general agent ("MGA") role to retaining risk for commercial policies. The transition was a success, and Seibels Bruce retained more than 75 percent of the policies it had originally underwritten as an MGA. This is largely attributable to the long-standing relationships the Company has developed with the commercial lines agents that sell its products.

INSURANCE ADJUSTING

    The Company's premium concentration in the catastrophe-heavy Southeast led to the 1996 creation of INS to manage the Company's internal claims. INS currently offers a wide array of services: automobile appraisals, automobile liability claims handling, catastrophe claims handling, claims administration, direct reporting, general liability claims handling, glass claims handling, property claims handling, subrogation and recovery and total loss claims handling. These services expand the Company's business opportunities by allowing it to offer services to other insurance companies. The Company's experience in processing flood claims led to the award of two statewide Wind and Hail Association contracts, a strong indication of its growing presence in the catastrophe claims handling market.

    INS is an important part of the Company's corporate structure. It has over 50 unaffiliated customers and can accommodate claims services requests from anywhere in the United States. INS claims representatives are differentiated from their counterparts at traditional claims adjusting companies by having an insurance company background, an important characteristic when equitably settling claims.

    Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure"), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting
Agencies, Inc., an MGA for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this investment capitalizes upon its considerable experience in claims adjudication and will provide a substantial source of additional fee-based income to supplement its risk bearing operations.

ALL OTHER

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

OUTLOOK

    The Company continues with many of the same challenges. The SC Facility will continue its runoff and have an adverse affect on the Company's commission and service income opportunities. With regard to the Company's credit facility, it must still demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis, including minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage. While the Company indeed continues to face considerable challenges in 2001, it now operates without the significant losses generated by the unprofitable Nashville and South Carolina automobile operations. Furthermore, INS continued its growth in 2000 and is expecting additional growth in 2001 to partially offset the Company's expected decrease in commission and service income. In addition, UIC is under new management and is planning on significantly increasing its business ceded to the NCRF, thereby increasing the Company's commission and service income with no underwriting risk. The Company is also actively seeking other fee-based opportunities in the insurance marketplace. Finally, in 2001 SCIC is subject to the normal capital and surplus requirements enforced by the SCDOI and it is management's opinion that the Company's amended affirmative and negative covenants under its credit facility allow for the Company to be in compliance within its 2001 Business Plan. Management is of the opinion that the Company's operations will be profitable in 2001 and that it will be able to maintain compliance with existing capital and surplus and debt requirements.

REINSURANCE

    The Company currently reinsures 75% of its North Carolina-based UIC nonstandard automobile business through a quota share reinsurance agreement with Scandinavian Re that became effective July 1, 2000. Under this arrangement, the Company cedes a portion of its premiums to the reinsurer, net of a ceding commission, and collects the same portion of claims payments from the reinsurer. This type of reinsurance is designed to increase a company's capacity to write new and renewal business.

    Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement with Erie Insurance Exchange for its commercial lines business. This agreement was amended to become a 70% quota share reinsurance agreement effective April 1, 2000. The Company also carries facultative, excess of loss, catastrophe and umbrella reinsurance on its commercial lines.

    Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

    The Company issues a substantial number of automobile and flood insurance policies for, and fully reinsures those risks with, the SC Facility, the NC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes the balances due from the SC Facility, the NC Facility and the NFIP are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies.

INVESTMENT AND INVESTMENT RESULTS

    The Company's cash and investments are as follows at December 31:

                                                              2000                      1999
                                                          ASSET VALUES      %       ASSET VALUES      %
                                                          ------------   --------   ------------   --------
U.S. Government, government agencies and authorities....    $15,009        30.8       $15,135        25.4
States, municipalities and political subdivisions.......        383          .8           381         0.7
Corporate bonds.........................................     16,598        34.1        16,059        26.9
                                                            -------       -----       -------       -----
  Total debt securities.................................     31,990        65.7        31,575        53.0
Equity securities.......................................      6,307        12.9         1,317         2.2
Cash and short-term investments.........................     10,410        21.4        26,722        44.8
                                                            -------       -----       -------       -----
  Total cash and investments............................    $48,707       100.0       $59,614       100.0
                                                            =======       =====       =======       =====

    Asset values represent market values at December 31, 2000 and 1999, respectively. Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. During the fourth quarter of 1997, the Company invested $854 in Sunshine State Holding Corporation for an ownership interest of 21.49%. Sunshine State Holding Corporation owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates are included in current earnings.

    The following table sets forth the consolidated investment results for the three years ended December 31:

                                                     2000       1999       1998
                                                   --------   --------   --------
Total investments (1)............................  $47,780    $60,531    $58,015
Net investment income............................  $ 2,660    $ 2,835    $ 3,271
Average yield....................................      5.6%       4.7%       5.6%
Net realized investment (loss) gain..............  $  (236)   $   (91)   $    85
                                                   =======    =======    =======

(1) Average of the aggregate invested amounts (market values) as of the beginning of the year, March 31, June 30, September 30, and year-end.

REGULATION

    STATE REGULATION. Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency that must be met and maintained by insurers to license insurers and agents and to approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

    Most states have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Three of the Company's insurance subsidiaries are domiciled in the state of South Carolina and are principally regulated by the South Carolina Department of Insurance (the "SCDOI"). UIC is domiciled in North Carolina and is principally regulated by the North Carolina Department of Insurance (the "NCDOI"). A fifth insurance company, Investors National Life Insurance Company of South Carolina ("Investors"), was dissolved effective December 1, 2000. Investors had been in runoff for several years and, effective October 1, 2000, executed a portfolio assumption agreement with an unaffiliated company for all remaining policy liabilities. Upon completion of the portfolio assumption agreement, and receiving approval from the SCDOI, Investors issued a liquidating dividend to its parent, South Carolina Insurance Company ("SCIC"), and returned its insurance license to the SCDOI.

    Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they conduct business. Their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles and compliance with insurance department rules and regulations. South Carolina and North Carolina law, rather than federal bankruptcy law, would apply to the liquidation or reorganization of any of the Company's insurance companies. An examination of SCIC and its subsidiary companies, Consolidated American Insurance Company, Catawba Insurance Company ("Catawba") and Investors, as of December 31, 1998 was completed during 1999 with no material findings.

    At the close of 1999, the SCDOI had placed a minimum statutory capital and surplus requirement on SCIC which was in excess of that required by South Carolina's insurance statutes. This minimum statutory capital and surplus requirement, which was related to premium writings, was effectively lifted when the Company announced the discontinuation of its Nashville operations and its withdrawal from the nonstandard voluntary automobile market in South Carolina, resulting in a significant reduction in premium writings. These actions removed SCIC from substantial risk-bearing business. However, the SCDOI continues close scrutiny of SCIC's operations and its statutory capital and surplus and has the authority to implement new minimum statutory capital and surplus requirements in the future.

    Since before the Company's acquisition of UIC in 1997, UIC has operated, and continues to operate, under the Regulatory Action Division (the "RAD") of the NCDOI. Under the requirements of the RAD, UIC is required to submit monthly financial statements to the NCDOI.

    NAIC GUIDELINES. The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that may be inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 2000, all of the insurance subsidiaries have ratios in excess of the level which would prompt regulatory action.

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

    Except in limited circumstances, South Carolina and North Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least 30 days prior to distribution or payment. Additionally, those laws and regulations provide the SCDOI and the NCDOI the right to disapprove and prohibit distributions meeting the definition of an "Extraordinary Dividend" under applicable statutes and regulations.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of
(i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2000, SCIC had negative earned surplus.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2001, no dividends are available from UIC to the Company.

    Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors. If the ability of the Company's insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory or credit facility requirements, it could affect the Company's ability to service its debt and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

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

    SOUTH CAROLINA AUTOMOBILE. The SC Facility is an unincorporated, non-profit administrative state-sponsored plan. The SC Facility provides a mechanism for the insurance companies conducting business in the state of South Carolina to cede mandated, high-risk coverages under automobile policies to the SC Facility and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina is required to participate in the SC Facility. When policyholders whose premiums have been ceded to the SC Facility incur a loss, the member company that issued the policy adjusts the loss and subsequently is reimbursed by the SC Facility for the loss and loss adjustment expenses ("LAE") incurred by the member company. The SC Facility has also created a pool of "Designated Agents," which are agencies usually comprised of a single independent agent who had lost his or her access to the voluntary automobile market. Designated Agents are assigned to one of the SC Facility's servicing carriers. Prior to October 1, 1996, the cession or retention of physical damage was dictated by whether or not the risk was "pointed" or "clean." Prior to that date only clean risk physical damage could be ceded to the SC Facility. Effective October 1, 1996, however, physical damage was removed from the mandate and the SC Facility agreed to accept any physical damage, pointed or clean, provided that the SC Facility-filed premium rates were used.

    In 1997, the South Carolina State General Assembly passed legislation that transforms the SC Facility into the SCAAIP, a JUA, effective March 1, 1999. As of March 1, 1999, insurance companies could no longer cede new business to the SC Facility. Non-servicing carriers continued to cede renewals to the SC Facility until October 1, 1999 and servicing carriers may continue to cede renewals to the SC Facility until March 1, 2002. All renewals ceded after March 1, 1999 must be ceded at the rate level approved for the SC Facility. The SCAAIP began accepting business on March 1, 1999. The initial rate level for the JUA was approximately 150% of the current SC Facility rate. The legislation also allowed the current Designated Agents of the SC Facility to receive voluntary contracts without jeopardizing their Designated Agent status.

    NATIONAL FLOOD INSURANCE PROGRAM. FEMA's Federal Insurance Administration manages the NFIP. The NFIP regulations established the Financial Assistance/Subsidy Arrangement pursuant to which the NFIP Administrator and private sector insurers participate in the Write-Your-Own ("WYO") Program. Under the WYO Program, insurers that are party to a Financial Assistance/Subsidy Arrangement may issue, in the NFIP name, a Standard Flood Insurance Policy, the form and substance of which is approved by the NFIP Administrator. Insurers are responsible for all aspects of service, including policy issuance, endorsements and renewals of policies and the adjudication of claims brought under the policies, while the NFIP Administrator monitors the performance levels of all insurers participating in the WYO Program. The Company is required to furnish FEMA such summaries and analyses of information, including claims information, as may be necessary to carry out the purposes of the National Flood Insurance Act of 1968, as amended.

COMPETITION AND OTHER FACTORS

    The Company operates in highly competitive industry markets. Many of its competitors have greater financial resources and higher ratings from A. M. Best than the Company does. In general, the Company competes with both large national writers and smaller regional companies in each state in which it operates. These competitors include other companies that, like the Company, serve the agency market as well as companies that sell insurance directly to policyholders. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased customer base loyalty and, potentially, reduced acquisition costs.

    NONSTANDARD AUTOMOBILE INSURANCE BUSINESS. The Company competes in North Carolina with the major carriers for nonstandard voluntary automobile insurance business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management believes that it is generally not in its best interest to match such price decreases; choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds. Competition in the North Carolina market is driven not only by price, but also by premium financing. The North Carolina market is sensitive to the down payment required on a nonstandard automobile policy. Therefore, the Company, through its subsidiary Premium Budget Plan ("PBP"), offers down payments and premium financing alternatives to its customers similar to those of its competitors.

    FLOOD PROGRAM. Factors influencing the choice of a competitor over the Company include ability to offer homeowners or other property products to agents, ability to increase commission rates and on-line policy issuance capability. The Company has been impacted by not having a homeowners product to complement its flood insurance, especially in Florida. Thus, the Company entered into a joint marketing agreement with Sunshine State Insurance Company, in which the Company has an equity ownership interest of 21.49%, that gives the Company's agents access to a homeowners product.

In addition, the competitive nature of the flood insurance market prompted the Company to introduce new technology to its agency force, including internet-based policy rating and flood zone determination services.

    Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., an MGA for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this investment capitalizes upon its considerable experience in claims adjudication and will provide a substantial source of additional fee-based income to supplement its risk bearing operations. QualSure is planning to introduce a voluntary homeowners product that will also serve as an outlet in Florida for the Company's existing flood products.

    COMMERCIAL LINES. As the Company resumed writing risk-bearing commercial business in 1998, new competitive factors arose. The Company continued, and will continue, to focus on small businesses in developing its "Main Street" book of business, but competition in this market is intense. The Company will be competing with large national and regional carriers, many with higher A.M. Best ratings than the Company, which influences the decisions of many commercial insurance customers. In addition, companies offering workers' compensation coverage may hold some competitive advantage over the Company. The Company is reinsuring its book of business with A+ rated carriers in an attempt to minimize the effects of not having its own rating. The Company is also investigating certain niche markets in which it believes the competition will be less and the lack of an A.M. Best rating will have little impact.

EMPLOYEES

    At December 31, 2000 and 1999, the Company and its subsidiaries employed a total of 329 and 516 employees, respectively. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

    The Columbia, South Carolina headquarters, containing approximately 126,000 square feet of occupied space, is owned by Charles H. Powers, the Company's majority shareholder and Chairman of the Board of Directors, and leased by the Company through 2003 for its property and casualty insurance and claims operations. The Winston-Salem, North Carolina office is the base of UIC's operations. That office contains approximately 18,000 square feet and is leased through 2005. AFS is located in Rancho Cordova, California. AFS leases approximately 5,300 square feet, with the lease expiring in 2002. Some additional premises are leased by the Company in other locations in which it operates. Management believes that these facilities are sufficient for the Company's current and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification from Premium Service Corporation of Columbia ("Premium") and Seibels, Bruce & Company ("SBC") pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SBC and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management is vigorously defending this complaint. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas.

    On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6,000 that it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. On
November 29, 2000, the Company reached a settlement with the sellers of Graward related to certain of these adjustments. In the settlement, the sellers of Graward agreed to cancel four Subordinated Purchase Notes dated May 1, 1998 in the aggregate face amount of $2,700. The Company in turn agreed to dismiss a pending motion and an arbitration demand. Additionally, the Company agreed to issue to the sellers of Graward warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The settlement of these purchase price disputes resulted in a special items gain of $2,700.

    On March 1, 2000, the Company received a demand from Generali-U.S. Branch ("Generali") for arbitration of claims arising under the April 1995 Agency Agreement between Generali and Graward. Effective February 19, 2001, the Company resolved these arbitration claims. As a result of the settlement, the remaining preacquisition liabilities assumed upon the acquisition of Graward recorded in the amount of $6,527 were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527.

    Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina, which claimed it had a potential deficiency of certain South Carolina municipality taxes. Effective April 10, 2000, the Company settled this complaint for $1,525, resulting in a gain of $902.

    The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders by the Company during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    The Company's common stock is quoted and traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "SBIG." In November 2000, the Company announced that it had been delisted from the National Association of Security Dealers Automated Quotation System ("NASDAQ") for failing to meet the minimum bid price, market value of public float and net tangible asset requirements set forth in NASDAQ Marketplace Rules. The following table sets forth the range of high and low closing bid prices as reported on either NASDAQ or the OTC Bulletin Board. Such bid prices represent inter-dealer quotations, without retailer mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 15, 2001, the last reported bid price of the Company's common stock on the OTC Bulletin Board was $1.30 per share.

                                                                HIGH       LOW
                                                              --------   --------
                            2001
------------------------------------------------------------
First quarter (through March 15, 2001)......................   $1.30      $0.59
                                                               =====      =====

                            2000
------------------------------------------------------------
First quarter...............................................   $2.00      $1.50
Second quarter..............................................    2.00       0.94
Third quarter...............................................    1.44       0.56
Fourth quarter..............................................    1.00       0.55
                                                               =====      =====

                            1999
------------------------------------------------------------
First quarter...............................................   $3.75      $2.75
Second quarter..............................................    6.13       3.25
Third quarter...............................................    5.63       2.94
Fourth quarter..............................................    2.88       1.56
                                                               =====      =====

    (b) Holders

    There were approximately 4,447 shareholders of record as of March 15, 2001.

    (c) Dividends

    There have been no dividends declared by the Company on its common stock during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends on common stock in the foreseeable future. The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments on outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates. The Company's insurance subsidiaries are regulated as to their payment of dividends by their respective state of domicile's insurance laws. The Company's payment of cash dividends is at the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors.

    The Company has 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock and 220,000 shares of $0.620 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock issued and outstanding at December 31, 2000 and 1999. The special stock pays quarterly dividends at an annual rate of $0.625 per share and $0.62 per share, respectively. The Company paid a total of $168, $168 and $160 in special stock dividends in 2000, 1999 and 1998, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical financial data for each of the five years ended December 31, 2000 is derived from the Company's audited consolidated financial statements. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of

Operations (Item 7) and the consolidated financial statements and accompanying notes (Item 8) included elsewhere herein.

                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
FINANCIAL CONDITION:
  Total cash and investments..............  $ 48,707   $ 59,614   $ 64,250   $ 51,793   $ 42,944
  Total assets............................   170,666    254,803    295,563    234,618    220,472
  Total debt..............................    10,159     14,986     16,250      3,036         --
  Special stock...........................     2,700      2,700      2,700      2,200         --
  Shareholders' equity....................    11,992     26,557     35,588     37,544     23,791
  Shareholders' equity per share..........      1.53       3.39       4.58       4.86       3.86
                                            ========   ========   ========   ========   ========
RESULTS OF OPERATIONS:
  Revenues
  Insurance:
    Commission and service income.........  $ 35,890   $ 45,652   $ 49,298   $ 44,105   $ 46,419
    Property and casualty premiums
      earned..............................    25,137     53,344     22,762      6,580      7,186
    Credit life premiums earned...........        --         --         13        156        478
  Net investment and other interest
    income................................     4,627      4,220      4,645      3,887      3,807
  Net realized (loss) gain................      (225)       338         54        529        (14)
  Policy fees and other income............     4,693      4,779      4,645        112        151
                                            --------   --------   --------   --------   --------
      Total revenues......................  $ 70,122   $108,333   $ 81,417   $ 55,369   $ 58,027
                                            ========   ========   ========   ========   ========
(Loss) income before effect of change in
  accounting principle....................  $(15,361)  $ (7,536)  $ (2,293)  $  4,003   $  5,176

Effect of change in accounting
  principle...............................        --         --       (601)        --         --

Net (loss) income.........................  $(15,361)  $ (7,536)  $ (2,894)  $  4,003   $  5,176
                                            ========   ========   ========   ========   ========
Basic (loss) earnings per share before
  change in accounting principle..........  $  (1.98)  $  (0.99)  $  (0.31)  $   0.57   $   1.05

Basic loss per share effect of change in
  accounting principle....................        --         --      (0.08)        --         --
                                            --------   --------   --------   --------   --------
Basic (loss) earnings per share after
  change in accounting principle..........  $  (1.98)  $  (0.99)  $  (0.39)  $   0.57   $   1.05
                                            ========   ========   ========   ========   ========
Diluted (loss) earnings per share before
  change in accounting principle..........  $  (1.98)  $  (0.99)  $  (0.31)  $   0.55   $   0.94

Diluted loss per share effect of change in
  accounting principle....................        --         --      (0.08)        --         --
                                            --------   --------   --------   --------   --------

Diluted (loss) earnings per share after
  change in accounting principle..........  $  (1.98)  $  (0.99)  $  (0.39)  $   0.55   $   0.94
                                            ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The selected financial data and consolidated financial statements and related notes thereto should be read in conjunction with the following discussion as they contain important information for evaluation of the Company's financial condition and operating results.

                                    OVERVIEW

    The Company is a provider of a wide range of services to the insurance industry as well as a provider of automobile, flood and other property and casualty insurance products. The Company is committed to providing quality customer service, building strong relationships with its customers, developing and capitalizing on territorial knowledge, and fostering the creativity and innovation of its associates.

    The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of INS, its flood operations, and its operations as a servicing carrier for the SC Facility and the SCAAIP. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company's flood unit is a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and it offers excess flood insurance as a broker for Lloyd's of London. As such, the Company receives commissions and fees from the NFIP and Lloyd's of London, but retains no underwriting risk. The Company's flood operations also offers flood zone determinations and flood compliance tracking services through its subsidiary, AFS. The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility is currently in runoff; however, the Company may continue to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility will commence. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

    The Company's traditional insurance operations include its North Carolina nonstandard automobile subsidiary, UIC, and its commercial lines operations. UIC writes nonstandard automobile insurance primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums to the NC Facility and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC's retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. The Company also writes commercial lines insurance, which includes business owner's policies, commercial package policies and commercial automobile policies. These "main street" policies are sold primarily to small businesses. The Company reinsures its commercial lines through quota share, facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

    The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

    The net loss by business segment for 2000, 1999 and 1998 is as follows:

                                                    2000       1999       1998
                                                  --------   --------   --------
Automobile *....................................  $(15,245)  $(12,761)  $  (814)
Flood...........................................      (142)     1,066      (358)
Commercial......................................      (247)       608    (2,090)
Adjusting services..............................     1,768      1,312       382
All other.......................................    (1,495)     2,239       (14)
                                                  --------   --------   -------
  Net loss......................................  $(15,361)  $ (7,536)  $(2,894)
                                                  ========   ========   =======
  Per share.....................................  $  (1.98)  $  (0.99)  $ (0.39)
                                                  ========   ========   =======

------------------------

* 2000 includes a net special items charge of $8,138 related to the discontinuation of the Nashville operations and the settlement of related preacquisition liabilities.

    Fiscal 2000 was a year of significant change for the Company. Beginning in May 2000, the Company began a comprehensive review of the profitability potential of each of its business segments. As a result of this review, the Company concluded that it would discontinue two of its nonstandard automobile insurance operations. In June 2000, the Company announced the discontinuation of its Nashville operations under its subsidiary, Graward. Of the $16,421 in special items charged to earnings in the second quarter of 2000, $15,678 were non-cash items, including impairment of goodwill associated with the Graward acquisition of $14,915. In July 2000, the Company announced its planned withdrawal from the South Carolina voluntary nonstandard automobile insurance market. Both the Graward and the South Carolina automobile operations had suffered substantial operating losses in 1998 and 1999, with indications that the losses would continue throughout 2000 and that neither operation could become profitable in the foreseeable future. The substantial losses from these two operations and the special items charges associated with discontinuing the Graward operation were the single largest contribution to the Company's consolidated net loss in 2000.

NONSTANDARD AUTOMOBILE

    The Company's consolidated net loss in 2000 is primarily related to its nonstandard automobile insurance business. Due to high loss and expense ratios in the Company's Nashville operation, and high loss ratios in its South Carolina voluntary nonstandard automobile business, the Company concluded that these operations could not become profitable in the foreseeable future. Therefore, the Nashville operation was discontinued and the Company began its withdrawal from the South Carolina voluntary nonstandard automobile insurance market. Though the Company's UIC operations were also unprofitable in 2000, the Company believes this operation has profitability potential in the foreseeable future and has implemented profitability initiatives in the fourth quarter of 2000 and the first quarter of 2001 to end the losses. The SC Facility began its three-year run off March 1, 1999. Though the Company may no longer cede premiums to the SC Facility after March 1, 2002, it is required to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The Company also issues nonstandard automobile policies and adjusts claims for the SCAAIP, the joint underwriting association formed to replace the SC Facility. The Company is one of two servicing carriers for the SCAAIP. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility the Company has not experienced significant activity in the SCAAIP.

GRAWARD OPERATIONS

    During 2000, the Company discontinued its Nashville operations and placed all of this business into runoff. Due to high loss ratios and an extremely high expense structure, this operation had suffered substantial operating losses in 1998 and 1999, with indications that the losses would continue throughout 2000 without expectation that it could become profitable in the foreseeable future. In the second quarter of 2000, the Company took a special items charge to earnings of $16,421, $15,678 of which were non-cash items, including impairment of goodwill associated with the Graward acquisition of $14,915. Other special items charges associated with exiting the operation included the write-down of certain fixed and operating assets, accrual of closure costs and accrual of severance and other personnel-related costs. On August 1, 2000, the Company moved all remaining business of the operation to its South Carolina headquarters to complete the runoff of this book of business.

SOUTH CAROLINA NONSTANDARD AUTOMOBILE OPERATIONS

    The Company has been a servicing carrier for the SC Facility since its creation in 1974. Premium-based fees under the Company's contract with the SC Facility are 8.90% of gross premiums written plus commissions paid to agents. The Company is responsible for paying all costs of processing the policies. The Company also receives income on the claims it pays on behalf of the SC Facility in the amount of 10.98% of the gross paid claims. The Company is responsible for paying all costs to process these claims, including LAE. However, the SC Facility does reimburse the Company in full for legal expenses associated with processing these claims. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility will commence. During 1997, in contemplation of the runoff of the SC Facility, the Company introduced a voluntary nonstandard automobile program in South Carolina. By the end of 1999, direct written premium volume under this voluntary program had escalated to $28,288. Such rapid growth customarily strains earnings and results in higher than average loss ratios; however, the operation continued to experience substantial losses and substantially higher than acceptable loss ratios well into 2000, with no indication of reprieve. In July 2000, the Company concluded that the operation could not generate profits in the foreseeable future and, therefore, placed the business into runoff.

UIC OPERATIONS

    Physical damage coverage is retained on voluntary business in North Carolina, as the NC Facility does not reinsure this coverage. Liability coverage, however, is reinsured 100% in the NC Facility. Companies ceding liability coverage to the NC Facility receive an expense allowance for processing the business and a claims allowance for adjusting the claims on that business. Every company that transacts business in North Carolina is a member of the NC Facility. The North Carolina-based UIC operation began the year with favorable loss ratios. However, during the fourth quarter of 2000, the operation began experiencing a deterioration in its loss ratios. The deteriorated loss ratio, coupled with an unfavorable quota share reinsurance agreement, are the primary drivers of the operation's losses in 2000. Under the terms of the quota share reinsurance agreement, the Company must adjust the ceding commission received from the reinsurer on a point-for-point sliding basis as the loss ratio surpasses a defined threshold. When the loss ratio began to deteriorate late in 2000, the Company accrued for the adjustment to the ceding commissions received from the reinsurer. The Company has taken action to mitigate these losses and improve the loss ratio in 2001 through the implementation of various rate increases. The Company continually reevaluates both UIC's insurance rates and its quota share reinsurance contract, which is due to terminate June 30, 2001.

FLOOD

    The Company's flood operations experienced substantial growth again in 2000. The operation's 2000 written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services.

    The Company's flood product line includes flood insurance, excess flood insurance, flood zone determinations, claims processing and flood compliance tracking services. The Company's basic flood insurance product is underwritten by the NFIP, a federal government program that sets policy rates, bears risks and pays claims. Working through its independent agents located across the United States, the Company issues policies and processes claims on behalf of the NFIP. The NFIP policies only cover losses up to $250 for residential buildings and $100 for contents. Further, the NFIP commercial coverage is limited to $500 for either buildings or contents. The Company's excess flood insurance product provides a level of protection above the NFIP's limits for residential and commercial properties. The Company, as broker, receives commissions for placing this business. The Company also believes that offering the excess flood product allows it to improve its relationships with its agency force by offering them a broader product portfolio.

    The Company, through AFS, offers the additional flood-related services of flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to mortgage originators to determine whether or not homes are located in flood zones and, therefore, require flood insurance. These services allow the Company to offer a more complete flood portfolio to both agents and financial institutions, provide the Company with a stronger presence in the flood market and expand the channels of distribution for the Company's complementary products.

    As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes in the amount of 31.7% of gross premiums written. The Company is responsible for paying all costs associated with processing the policies, including a commission to the independent agent. The Company also receives a fee on the claims that it pays on these policies in the amount of 3.3% of incurred claims. The Company is reimbursed for the allocated LAE associated with these claims according to a standard fee schedule. Claims processing has been a substantial source of revenues and earnings for the Company over the past several years and is a weather-dependent component of its flood operations. Whereas most property and casualty insurance companies suffer losses during hurricanes and floods, the Company benefits strongly as a fee-based processor of claims for the NFIP. Due to the relatively quiet 2000 hurricane season, the Company experienced a significant decrease in its claims processing revenues over 1999. However, the Company continued to receive commissions for premiums written for the NFIP. AFS provides the Company a presence for flood claims processing on both coasts, an important element of diversification and scale for weather-dependent operations.

COMMERCIAL LINES

    Commercial lines represents an important diversification for the Company, further complementing its product offerings and enabling independent agents to bundle its products for a more complete insurance portfolio. This diversification makes the Company more attractive to agents, enabling them to work with the Company to better serve their customers. The commercial lines operation lost $247 in 2000, primarily due to high expense ratios associated with a lower average premium. As the Company continues to automate the commercial lines operation and look for ways to increase its average premium, the operation is expected to once again become profitable.

    During 1998, the Company accomplished its major strategic initiative in commercial lines--converting from an MGA role to retaining risk for commercial policies. The transition was a success, and Seibels Bruce retained more than 75 percent of the policies it had originally underwritten as an MGA. This is largely attributable to the long-standing relationships the Company has developed with the commercial lines agents that sell its products.

INSURANCE ADJUSTING

    The Company's premium concentration in the catastrophe-heavy Southeast led to the 1996 creation of INS to manage the Company's internal claims. INS currently offers a wide array of services: automobile appraisals, automobile liability claims handling, catastrophe claims handling, claims administration, direct reporting, general liability claims handling, glass claims handling, property claims handling, subrogation and recovery and total loss claims handling. These services expand the Company's business opportunities by allowing it to offer services to other insurance companies. The Company's experience in processing flood claims led to the award of two statewide Wind and Hail Association contracts, a strong indication of its growing presence in the catastrophe claims handling market.

    INS is an important part of the Company's corporate structure. It has over 50 unaffiliated customers and can accommodate claims services requests from anywhere in the United States. INS claims representatives are differentiated from their counterparts at traditional claims adjusting companies by having an insurance company background, an important characteristic when equitably settling claims.

    Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., an MGA for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this investment capitalizes upon its considerable experience in claims adjudication and will provide a substantial source of additional fee-based income to supplement its risk bearing operations.

ALL OTHER

    The Company continues to maintain reserves and pay significant claims with respect to its runoff operations. These operations consist primarily of general liability policies that include contractors' liability and environmental coverages primarily in California and commercial (including workers' compensation) and personal lines policies in the Southeast. The runoff of claims on these policies created substantial losses for the Company over the past
10 years. In addition, the Company's runoff segment contains the management of runoff reserves from prior business in the 1980's and runoff from a nonstandard homeowners MGA book of business in Kentucky and Tennessee entered into in early 1997. The Company discontinued writing new business in this MGA book of business in October of 1998.

OUTLOOK

    The Company continues with many of the same challenges. The SC Facility will continue its runoff and have an adverse affect on the Company's commission and service income opportunities. With regard to the Company's credit facility, it must still demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis, including minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage. While the Company indeed continues to face considerable challenges in 2001, it now operates without the significant losses generated by the unprofitable Nashville and South Carolina automobile operations. Furthermore, INS continued its growth in 2000 and is expecting additional growth in 2001 to partially offset the

Company's expected decrease in commission and service income. In addition, UIC is under new management and is planning on significantly increasing its business ceded to the NCRF, thereby increasing the Company's commission and service income with no underwriting risk. The Company is also actively seeking other fee-based opportunities in the insurance marketplace. Finally, in 2001 SCIC is subject to the normal capital and surplus requirements enforced by the SCDOI and it is management's opinion that the Company's amended affirmative and negative covenants under its credit facility allow for the Company to be in compliance within its 2001 Business Plan. Management is of the opinion that the Company's operations will be profitable in 2001 and that it will be able to maintain compliance with existing capital and surplus and debt requirements.

                             RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

COMMISSION AND SERVICE INCOME

    Commission and service income for the year ended December 31, 2000 decreased $9,762, or 21.4%, to $35,890 from $45,652 for the year ended December 31, 1999.
The automobile and commercial reporting segments accounted for $14,109 and $425 of the overall net decrease, respectively, posting commission and service income of $11,194 and $654, respectively, for the year ended December 31, 2000, versus $25,303 and $1,079, respectively, for the same period of 1999. These decreases are substantially the result of a decrease in the number of policies in the SC Facility, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents are able to renew in the SC Facility through March 1, 2002. The new SCAAIP provides insurance to drivers unable to obtain coverage in the voluntary market. Although the Company is one of two servicing carriers for the SCAAIP, there has been very little activity to date.

    Offsetting these decreases in commission and service income was the $5,010 increase posted by the adjusting services reporting segment. Over the last fifteen months, the adjusting services reporting segment has focussed on attracting and retaining external customers and, as a result, now boasts more than 50 unaffiliated customers. In addition, concurrent with the Company's January 21, 2000 investment in QualSure Holding Corporation, the Company's adjusting services reporting segment entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee-based upon subject earned premium. Revenues, net of deferrals, under this arrangement amounted to $3,458 for the year ended December 31, 2000.

    The remaining $238 decrease in commission and service income came from the Company's flood and runoff operations.

PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums earned for the year ended December 31, 2000 decreased $28,207, or 52.9%, to $25,137 from $53,344 for the year ended
December 31, 1999. The automobile reporting segment accounted for $28,050 of the overall decrease, posting premiums earned of $21,934 for the year ended
December 31, 2000 versus $49,984 for the same period of 1999. The primary reason for the decrease centers on the Company's 75% quota share reinsurance agreement that was effective December 31, 1999. Under the agreement, 75% of all automobile premiums written between January 1, 2000 and June 30, 2000 were ceded to the reinsurers. No such reinsurance arrangement was in effect during 1999. Secondarily, in May of 2000, the Company performed a critical profitability review of its automobile book of business that resulted in a reduction of authorized independent agents, more stringent underwriting guidelines and the discontinuation of its Nashville operations as well as its withdrawal from the retained risk nonstandard automobile market in South Carolina. These events had a substantial negative impact on premiums written, particularly over the last six months of 2000. Finally, during the quarter ended September 30, 2000, premium refunds totaling $344 were issued by the Company as required under a settlement between the NCDOI and the North Carolina Rate Bureau (the "Bureau"). On certain policies issued or renewed during the period
January 1, 1995 through January 14, 1997, the Bureau established insurance rates higher than rates approved by the NCDOI. The refunds represent the difference between the rates approved by the NCDOI and those originally charged as allowed by the Bureau.

    The commercial reporting segment accounted for $132 of the overall decrease, posting premiums earned of $3,040 for the year ended December 31, 2000 versus $3,172 for the same period of 1999. Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement that remained in place through March 31, 2000. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement. The amendment was made to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a positive impact on the Company's earned premium for the year ended December 31, 2000. However, more than offsetting this increase in earned premium was the decrease in commercial writings over the last six months of 2000. In accordance with a mandate from the NCDOI, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

    The remaining $25 decrease in premiums earned came from the Company's flood and runoff operations.

CREDIT LIFE PREMIUMS EARNED

    The Company's credit life premiums earned have been a product of its life and accident subsidiary, Investors. Investors had been in runoff for several years and, effective October 1, 2000, executed a portfolio assumption agreement with an unaffiliated company for all remaining policy liabilities. Upon completion of the portfolio assumption agreement, and receiving approval from the SCDOI, Investors issued a liquidating dividend to its parent, SCIC, and returned its insurance license to the SCDOI. There were no credit life premiums earned for the year ended December 31, 2000.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income for the year ended December 31, 2000 increased $407, or 9.6%, to $4,627 from $4,220 for the year ended
December 31, 1999. During the fourth quarter of 2000, the Company received approximately $800 from the SC Facility related to the time value of money consideration on recoupment premiums the Company writes for the SC Facility. This activity is calculated by the SC Facility and communicated to its servicing carriers on an irregular basis. The Company records all normal interest income on a monthly basis from the SC Facility. Partially offsetting this increase in net investment and other interest income was lower investment income earned on the Company's cash and investments. Total cash and investments decreased $10,907 from December 31, 1999 to December 31, 2000, primarily to fund the acquisition of QualSure, to settle liabilities created through the 75% quota share reinsurance agreement for the Company's automobile operations, and to fund the Company's operations. However, substantially all of the overall decrease in total cash and investments came from the lower yielding cash and short-term investments rather than from the higher yielding bond portfolio. Therefore, the impact on net investment and other interest income from the sharp decrease in total cash and investments was somewhat mitigated.

NET REALIZED (LOSS) GAIN

    Realized losses for the year ended December 31, 2000 consisted of $236 in losses resulting from the liquidation of a portion of the Company's bond portfolio. Partially offsetting these losses were gains of $11 associated with the disposition of certain property and equipment. Furthermore, in December 2000, the Company sold its corporate headquarters with a net book value of $2,589 to its majority shareholder and Chairman of the Board of Directors for $4,500, resulting in a gain of $1,892. Expenses incurred in connection with the sale were $19. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction has been deferred and will be amortized into income evenly over the term of the leaseback.

POLICY FEES AND OTHER INCOME

    Policy fees and other income for the year ended December 31, 2000 decreased $86, or 1.8%, to $4,693 from $4,779 for the year ended December 31, 1999. While the net decrease is not significant, the components of the net decrease are. The most significant source of policy fees for the Company is derived from Graward and is directly correlated with its premium writings. During the third quarter of 1999, the Company implemented significant cost control measures at Graward in an attempt to make the operation profitable. Concurrent with these measures, the Company began a critical profitability review of Graward's book of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines. Additional underwriting measures were implemented in the first quarter of 2000. Finally, in June 2000 it was announced that the Graward operation would be discontinued. As Graward's written premium fell throughout 2000, particularly during the last six months of 2000, policy fees and other income followed suit. Graward's policy fees and other income was $1,380 for the year ended December 31, 2000 versus $2,901 for the same period in 1999, a decrease of $1,521.

    Significantly offsetting this decrease were the policy fees and other income generated by a division of the adjusting services reporting segment. This division was formed in the third quarter of 1999 and has experienced rapid growth with a customer base containing both affiliated and unaffiliated companies. Policy fees and other income generated by this unit amounted to $2,028 for the year ended December 31, 2000, an increase of $1,054 over the $974 generated for the same period of 1999. Also offsetting the overall decrease in policy fees and other income is the Company's $129 of equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding Corporation.

    The remaining increase in policy fees and other income of $252 came from all other operations and includes the recovery of unclaimed property from various states and additional other income generated through the growth of other divisions of the adjusting services reporting segment.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Property and casualty losses and LAE for the year ending December 31, 2000 decreased $21,565, or 46.9%, to $24,445 from $46,010 for the year ended
December 31, 1999. The automobile reporting segment accounted for $27,091 of the overall decrease, posting incurred losses and LAE of $20,665 for the year ended December 31, 2000 versus $47,756 for the same period of 1999. The primary reason for the decrease centers on the Company's 75% quota share reinsurance agreement that was effective December 31, 1999. Under the agreement, 75% of losses incurred between January 1, 2000 and June 30, 2000 were ceded to the reinsurers. No such reinsurance arrangement was in effect during 1999. Further driving the decrease in losses and loss adjustment expenses was the discontinuation of Graward's operations and the withdrawal from the retained risk nonstandard automobile market in South Carolina (see prior discussion).

    Substantially offsetting the overall decrease in losses and LAE of the automobile reporting segment was the $4,924 increase relating to the Company's runoff operations due to adverse loss development and general reserve strengthening. The remaining increase of $602 came from all other operations.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $8,718 for the year ended December 31, 2000 compared to 1999, or 25.9%. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the year ended December 31, 2000 amounted to $125,018, a $43,588, or 25.9%, decrease from the $168,606 written during the same period in 1999. See PREMIUMS EARNED for discussion concerning the decrease in premium volume for the year ended December 31, 2000 versus the same period of 1999.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses for the year ended December 31, 2000 decreased $8,424, or 24.1%, to $26,461 from $34,885 for the year ended
December 31, 1999. The largest causes of the decrease result from a wide array of expense reductions directly associated with the cost savings initiatives begun in the third quarter of 1999 and continuing through the end of 2000, the decision to discontinue the Nashville operations and the decision to withdraw from the retained risk nonstandard automobile market in South Carolina. Expense reductions from reductions in force associated with these initiatives and decisions amounted to over $3,222 for the year ended December 31, 2000 as compared to the same period of 1999. The Company also experienced significant general expense reductions associated with the greatly reduced business volume in 2000 as compared to 1999, including postage ($375), premium and municipality taxes ($1,828), printing and supplies ($504), survey and underwriting reports ($475), telephone ($420), and travel and temporary help ($652). Approximately $902 of the reduction in premium and municipality taxes resulted from the Company's settlement of disputed municipality taxes due the Municipal Association of South Carolina. Amortization expense of the Company's goodwill decreased $197 for the year ended December 31, 2000 as compared to the same period of 1999 due to the impairment of the goodwill associated with the Graward acquisition taken in the second quarter of 2000. The Company also experienced a significant decrease ($2,310) in its bad debts expense. 1999's level of bad debts expense was extraordinarily high as a result of bad experience in the Company's nonstandard premium financing activities. During 2000, the Company implemented intense collections initiatives to reduce the expense to more normal levels. Further, the discontinuation of the Nashville operations and the withdrawal from the retained risk nonstandard automobile market in South Carolina had a substantial negative impact on premiums written over the last six months of 2000, correlating to a decrease in the likelihood of bad debts expense for the year. Finally, in connection with the premium refunds issued as required under a settlement between the NCDOI and the Bureau, the Company was able to recoup $136 of accounts previously charged off. Partially offsetting these expense reductions were legal expense increases of $928 associated with the resolution and expected resolution of a significant number of the Company's disputes.

SPECIAL ITEMS

    The Company's results of operations for the year ended December 31, 2000 include $8,138 in special items charges associated with the discontinuation of its Nashville operations and the resolution of preacquisition liabilities assumed upon the acquisition of Graward. In June 2000, the Company's Board of Directors approved and the Company announced a restructuring plan centering on the discontinuation of its Nashville operations. The restructuring plan included approximately $16,421 in special items charges related primarily to the impairment of long-lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. Of the $16,421 total special items charges, $15,678 related to the impairment of long-lived assets, including $14,915 of goodwill, $580 of fixed assets directly associated with the Nashville operation and $183 of deferred financing costs. In December 2000, the estimated cost of the restructuring plan was adjusted downward by $56.

    On November 29, 2000, the Company reached a settlement with the sellers of Graward related to certain purchase price adjustments. In the settlement, the sellers of Graward agreed to cancel four Subordinated Purchase Notes dated
May 1, 1998 in the aggregate face amount of $2,700. The Company in turn agreed to dismiss a pending motion and an arbitration demand. Additionally, the Company agreed to issue to the sellers of Graward warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The settlement of these purchase price disputes resulted in a special items gain of $2,700.

    Effective February 19, 2001, the Company reached a settlement with respect to liabilities assumed upon the acquisition of Graward recorded in the amount of $6,527 which were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share (see Note 15). The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

COMMISSION AND SERVICE INCOME

    Commission and service income for the year ended December 31, 1999 decreased $3,646, or 7.4%, to $45,652 from $49,298 for the year ended December 31, 1998.
The automobile and commercial segments experienced declines of $5,657 and $814, respectively, related to the runoff of the SC Facility. Offsetting these decreases were increases in the flood and adjusting services segments of $2,812 resulting from increased storm-related activities and services.

PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums earned for the year ended December 31, 1999 increased $30,582, or 134.4%, to $53,344 from $22,762 for the year ended December 31, 1998. This increase is due to a $31,647 increase in nonstandard automobile premiums offset by a $804 decrease in commercial multi-peril premiums. The increase in nonstandard automobile earned premiums is a result of the Company's continued emphasis on premium growth during 1999 in addition to an entire year of sustained premium growth from Graward, which was acquired in May 1998, versus only seven comparable months during 1998. The decrease in commercial multi-peril earned premiums is a result of the unearned premium portfolio transfer associated with its 90% quota share reinsurance agreement effective March 1999. The remaining change in property and casualty premiums earned is attributable to a $322 decrease in earned premium in the Company's runoff operation.

CREDIT LIFE PREMIUMS EARNED

    There were no credit life premiums earned for the year ended December 31, 1999 as this operation was nearing completion of its runoff.

NET INVESTMENT AND OTHER INTEREST INCOME

    Net investment and other interest income for the year ended December 31, 1999 decreased 9.1%, or $425, to $4,220 from $4,645 for the year ended December 31, 1998. This decrease is due to a $4.6 million reduction in the Company's total cash and investments to fund operations and service its debt. Furthermore, the Company's average investment yield decreased to 4.7% in 1999 from 5.6% for

1998 due primarily to the Company's conservative investment portfolio consisting of significant investments in obligations of the U.S. Government and government agencies and authorities.

REALIZED GAINS

    Realized gains for the year ended December 31, 1999 consists of a gain on the sale of one of the Company's insurance subsidiaries, KIC, of $243 and a gain on the sale of one of the Company's vacant buildings of $206. These gains were offset by losses of $20 associated with the disposition of other property and equipment and $91 on the liquidation of a portion of the Company's investment portfolio.

POLICY FEES AND OTHER INCOME

    Policy fees and other income for the year ended December 31, 1999 increased 2.9%, or $134, to $4,779 from $4,645 for the year ended December 31, 1998. This increase is due primarily to a full year of operations with Graward, which was acquired in May 1998, versus only seven months of operations during 1998.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Property and casualty losses and loss adjustment expenses for the year ending December 31, 1999 increased $20,741, or 82.1%, to $46,010 from $25,269 for the year ended December 31, 1998. This increase is due to the Company's higher than expected losses on the increased premiums earned in 1999.

POLICY ACQUISITION COSTS

    Policy acquisition costs increased $23,499 for the year ended December 31, 1999 compared to 1998, or 229.9%. Policy acquisition costs for the year ended December 31, 1999 were $33,721, as compared to the year ended December 31, 1998 of $10,222. The Company attributes this increase to the costs associated with the underwriting activities necessary to generate earned premium.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses for the year ended December 31, 1999 decreased $11,938 or, 25.5%, to $34,885 from $46,823 for the year ended
December 31, 1998. This decrease is due to significant one-time charges incurred and expensed in 1998, including approximately $1,000 associated with Year 2000 remediation and legal expenses; as well as approximately $2,000 in various other items. In addition, cost control measures designed to reduce the Company's operating expense ratios were implemented in the third quarter of 1999.

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

    The liability for losses on direct business is determined using case-basis evaluations and statistical projections. The liabilities determined under these procedures are reduced, for GAAP reporting purposes, by an estimated amount to be received through salvage and subrogation. The resulting liabilities represent the Company's estimate of the net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates may be affected by the frequency and/or severity of future claims. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.

    The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered, an increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends as adjusted for changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary. The Company does not discount its reserves for unpaid losses and LAE.

    The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements:

                                                                2000       1999       1998
                                                              --------   --------   --------
Liability for losses and LAE, beginning of the year:
    Gross liability per balance sheet.......................  $113,850   $119,976   $114,770
    Ceded reinsurance recoverable, classified as an asset...   (74,017)   (83,654)   (75,616)
    Net liability...........................................    39,833     36,322     39,154
                                                              --------   --------   --------

Provision for losses and LAE for claims occurring in the
  current year..............................................    22,090     47,250     24,450
                                                              --------   --------   --------
Increase (decrease) in estimated losses and LAE for claims
  occurring in prior years..................................     2,355     (1,240)       819
                                                              --------   --------   --------
                                                                24,445     46,010     25,269
                                                              --------   --------   --------
Losses and LAE payments for claims occurring during:
    Current year............................................    11,608     30,827     18,398
    Prior years.............................................    16,849     11,672      9,703
                                                              --------   --------   --------
                                                                28,457     42,499     28,101
                                                              --------   --------   --------
Liability for losses and LAE at the end of the year:
    Net liability...........................................    35,821     39,833     36,322
    Ceded reinsurance recoverable, classified as an asset...    50,012     74,017     83,654
                                                              --------   --------   --------
    Gross liability per balance sheet.......................  $ 85,833   $113,850   $119,976
                                                              ========   ========   ========

    The ceded reinsurance recoverable on paid and unpaid losses and LAE, classified as an asset, includes $46,160, $66,371 and $94,440 at December 31, 2000, 1999 and 1998, respectively, of balances recoverable from the SC Facility, the NC Facility and the NFIP.

    The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that in accordance with SAP was as follows for the years ended December 31:

                                                             2000       1999
                                                           --------   --------
Net liability on a SAP basis as filed in annual
  statements.............................................  $36,360    $ 40,741
Established salvage and subrogation recoveries recorded
  on a cash basis for SAP and on an accrual basis for
  GAAP...................................................     (539)       (908)
                                                           -------    --------
Net liability on a GAAP basis, at year end...............   35,821      39,833
Ceded reinsurance recoverable classified as an asset.....   50,012      74,017
                                                           -------    --------
Gross liability on a GAAP basis, at year end.............  $85,833    $113,850
                                                           =======    ========

    The following table reflects the loss and LAE balances and development for 2000 and 1999 on a GAAP basis:

                                                             UNPAID      RE-ESTIMATED     CUMULATIVE
                                                           LOSSES AND   AS OF ONE YEAR    REDUNDANCY
                                                              LAE           LATER        (DEFICIENCY)
                                                           ----------   --------------   ------------
2000:  Gross liability                                      $ 85,833
       Less reinsurance recoverable......................     50,012
                                                            --------
       Net liability.....................................   $ 35,821
                                                            ========
1999:  Gross liability                                      $113,850       $111,104         $ 2,746
       Less reinsurance recoverable......................     74,017         69,891           4,126
                                                            --------       --------         -------
       Net liability.....................................   $ 39,833       $ 41,213         $(1,380)
                                                            ========       ========         =======

    The following analysis reflects loss and LAE development on a SAP basis, net of ceded reinsurance recoverable, for a ten year period for retained business only for year ended December 31 (in millions):

                                       1990       1991       1992       1993       1994       1995       1996       1997
                                     --------   --------   --------   --------   --------   --------   --------   --------
Liability for unpaid losses and
  LAE..............................    $114       $112       $118       $120       $80        $62        $48        $39
Cumulative liability paid through:
  One year later...................    $ 77       $ 63       $ 30       $ 65       $26        $16        $ 9        $11
  Two years later..................     116         50         84         86        42         29         17         11
  Three years later................      93         91        102         99        52         35         17         11
  Four years later.................     125        104        112        108        58         35         17
  Five years later.................     135        111        120        114        58         35
  Six years later..................     140        117        125        114        58
  Seven years later................     146        122        126        114
  Eight years later................     151        122        126
  Nine years later.................     151        122
  Ten years later..................     151
Liability re-estimated as of:
  One year later...................    $136       $119       $129       $138       $85        $63        $45        $40
  Two years later..................     147        124        139        144        87         62         45         40
  Three years later................     151        134        151        143        85         62         45         40
  Four years later.................     161        145        149        141        85         62         45
  Five years later.................     172        143        150        141        85         62
  Six years later..................     171        145        149        141        85
  Seven years later................     173        145        149        142
  Eight years later................     173        145        149
  Nine years later.................     173        145
  Ten years later..................     173
Cumulative (deficiency)
  redundancy.......................    $(59)      $(33)      $(31)      $(22)      $(5)       $--        $ 3        $(1)
                                       ====       ====       ====       ====       ===        ===        ===        ===

                                       1998       1999       2000
                                     --------   --------   --------
Liability for unpaid losses and
  LAE..............................    $36        $40        $36
Cumulative liability paid through:
  One year later...................    $ 6        $11
  Two years later..................      7
  Three years later................
  Four years later.................
  Five years later.................
  Six years later..................
  Seven years later................
  Eight years later................
  Nine years later.................
  Ten years later..................
Liability re-estimated as of:
  One year later...................    $39        $41
  Two years later..................     39
  Three years later................
  Four years later.................
  Five years later.................
  Six years later..................
  Seven years later................
  Eight years later................
  Nine years later.................
  Ten years later..................
Cumulative (deficiency)
  redundancy.......................    $(3)       $(1)
                                       ===        ===

    The preceding table presents the development of balance sheet liabilities on a GAAP basis for 1990 through 2000. The top line of the preceding table shows the initial estimated liability for each accident year. This liability represents the estimated amount of losses and LAE for claims arising in past and current years that are unpaid as of each balance sheet date, including losses that have been incurred but not yet reported. The next portion of the table reflects the cumulative payments made subsequent to and for each of the indicated years as they have developed through time.

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

    A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute related to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20 million in losses and LAE. As of December 31, 2000 and 1999, $14.3 million and $13.8 million, respectively, of claims payments have been made by the other company since the settlement date.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Pending, January 1..........................................     44         43
New claims advised..........................................      5          4
Claims settled..............................................     (9)        (3)
                                                                 --         --
Pending, December 31........................................     40         44
                                                                 ==         ==

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and between $250 and $500 thereafter. The claims are reserved as follows as of December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Case reserves...............................................   $1,756     $3,196
IBNR reserves...............................................    3,025      3,193
LAE reserves................................................    1,514      1,083
                                                               ------     ------
Total.......................................................   $6,295     $7,472
                                                               ======     ======

    The claims involve four Superfund sites, seven asbestos or toxic claims, two underground storage tanks and twenty-seven miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

    Because only forty claims remain open as of December 31, 2000, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                        LIQUIDITY AND CAPITAL RESOURCES

    Liquidity relates to the Company's ability to produce sufficient cash to fulfill contractual obligations, primarily to policyholders. Sources of liquidity include service fee income, premium collections, policy fees, investment income and sales and maturities of investments. The principal uses of cash are payments of claims, principal and interest payments on debt, payments for operating expenses and purchases of investments. Cash outflows can be variable because of the uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

    Net cash used in operations totaled $13,797 for 2000, compared to net cash used of $1,015 in 1999. The most notable use of cash flows from operating activities resulted from the settlement of balances due other insurance companies. Effective December 31, 1999, the Company entered into a 75% quota share reinsurance agreement on its automobile operations whereby it ceded 75% of its unearned premium portfolio to the reinsurers. The transaction created balances due other insurance companies of $9,613, which was settled in the first quarter of 2000. The 75% quota share reinsurance agreement was cancelled effective July 1, 2000 and is in runoff. Furthermore, effective February 19, 2001, the Company resolved liabilities assumed upon the acquisition of the Nashville operations which were recorded in balances due other insurance companies in the amount of $6,527, in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities was recorded effective December 31, 2000. Finally, the largest offset of the overall decrease in balances due other insurance companies is attributable to UIC substantially increasing its business ceded to the NC Facility during 2000. As a result, balances due to the NC Facility increased $1,824. Additional uses of cash flows from operating activities include the overall decrease in the Company's net reserves for unpaid losses and LAE. Settlements of claims, coupled with the runoff of the Nashville and South Carolina automobile operations, resulted in a reduction of the Company's net retained reserves for unpaid losses and LAE of $4,012. Similarly, the Company has experienced a decrease in net unearned premium reserves of $740 due to the runoff of its Nashville and South Carolina automobile operations. Further, with the significant increase in UIC's premium ceded to the NC Facility, premiums financed by PBP experienced a significant increase over 1999 of $1,825. Finally, effective April 10, 2000, Catawba settled disputed municipal tax liabilities with a recorded balance of $2,427 with the Municipal Association of South Carolina for $1,525.

    The most significant source of cash flows from operating activities resulted from the net collection of $4,497 of reinsurance recoverable on paid losses and LAE. As of December 31, 1999, the Company reinsured 90% of its commercial operations. Effective April 1, 2000, the agreement was amended to reduce the reinsured percentage to 70% in an effort to capitalize on the profitability of this business. The reduction in the quota share reinsurance accounted for $2,246 of the net collection of reinsurance recoverable on paid losses. The remaining $2,251 net collection of reinsurance recoverable on paid losses is attributable to substantial collections under various old reinsurance treaties nearing completion of runoff. An additional source of cash flows from operating activities was the Company's net collection of premiums and agent's balances receivable. During the second and third quarters of 2000, the Company's Nashville and South Carolina automobile operations, respectively, were placed into runoff due to the unprofitable nature of the operations. The substantial decrease in direct written premium over the last six months of 2000, coupled with the Company's increased collections efforts to reduce bad debts expected from the runoff of the operations, resulted in net collections of premiums and agent's balances receivable of $6,519.

    Investing activities in 2000 used cash in the amount of $222. In
December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors, providing cash of $4,500 less $19 of expenses incurred in connection with the sale. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The Company received $11 from the sale of other property and equipment and used $212 for the purchase of additional property and equipment. More than offsetting the cash provided by these transactions was net cash used in the purchase of debt and equity securities of $4,502. Effective

January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation, the holding company parent of QualSure, a homeowners take-out insurance company domiciled in the state of Florida, for $4,900. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. Approximately $398 of cash was provided through net liquidations and maturities of the Company's debt securities portfolio.

    In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. Total cash and investments at December 31, 2000 and 1999 were $48,707 and $59,614, respectively. All debt securities are considered available for sale and are carried at market value as of December 31, 2000 and 1999. The weighted-average maturity of the fixed income investments as of December 31, 2000 was approximately 2.18 years. Average net investment yields on the Company's cash and investments were 5.6% in 2000 and 4.7% in 1999.

    Financing activities in 2000 used $2,293, primarily attributable to the repayment of debt issued in 1998 to fund the acquisitions of AFS and Graward and the payment of dividends on the Company's special stock.

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

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of
(i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2000, SCIC had negative earned surplus.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2001, no dividends are available from Universal to the Company.

    Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors. If the ability of the Company's insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory or credit facility requirements, it could affect the Company's ability to service its debt and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

    The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 2000, all of the insurance subsidiaries have ratios in excess of the level that would prompt regulatory action.

                UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $104,857 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2001 are approximately $10,900 due to losses incurred in 1998, 1999 and 2000 after the change in ownership event occurred and carryover of previous years' unused limitations.

    The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 2000 and 1999.

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

ITEM 7A.  MARKET RISK

    A substantial portion of the Company's cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of December 31, 2000 and 1999 are as follows:

                                                                2000                    1999
                                                        ---------------------   ---------------------
                                                                    ESTIMATED               ESTIMATED
                                                        AMORTIZED    MARKET     AMORTIZED    MARKET
                                                          COST        VALUE       COST        VALUE
                                                        ---------   ---------   ---------   ---------
U.S. Government, government agencies and
  authorities.........................................   $14,852     $15,009     $15,343     $15,135
States, municipalities and political subdivisions.....       375         383         375         381
Corporate bonds.......................................    16,369      16,598      16,462      16,059
                                                         -------     -------     -------     -------
  Total...............................................   $31,596     $31,990     $32,180     $31,575
                                                         =======     =======     =======     =======

    The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company's debt securities by approximately $(808) and $779, respectively, as of December 31, 2000. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at market value as of December 31, 2000 and 1999. The weighted-average maturity of the fixed income investments as of December 31, 2000 was approximately 2.18 years.

    The Company has variable-rate debt based upon the LIBOR or the prime interest rate, as described in Note 5 in Item 8, Part II.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED ON FOLLOWING
  PAGE).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Seibels Bruce Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (the Parent Company--a South Carolina corporation) and subsidiaries (collectively the "Company"), as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries, as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Columbia, South Carolina,
March 28, 2001.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Cash and investments:
    Debt securities, available-for-sale, at market (cost of
     $31,596 at 2000 and $32,180 at 1999)...................  $ 31,990   $ 31,575
    Equity securities, at market (cost of $6,344 at 2000 and
     $1,317 at 1999)........................................     6,307      1,317
    Cash and short-term investments.........................    10,410     26,722
                                                              --------   --------
        Total cash and investments..........................    48,707     59,614
Accrued investment income...................................       749        835
Premiums and agent's balances receivable, net of allowance
  for doubtful accounts of $4,780 in 2000 and $4,247 in
  1999......................................................     1,637      8,156
Premium notes receivable, net of allowance for doubtful
  accounts of $400 in 2000 and $393 in 1999.................     5,260      3,435
Reinsurance recoverable on paid losses and loss adjustment
  expenses..................................................    14,031     18,528
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses..................................................    50,012     74,017
Property and equipment, net.................................       917      5,421
Prepaid reinsurance premiums -- ceded business..............    40,997     56,724
Deferred policy acquisition costs...........................       400      1,373
Goodwill....................................................     4,638     19,876
Other assets................................................     3,318      6,824
                                                              --------   --------
        Total assets........................................  $170,666   $254,803
                                                              ========   ========

LIABILITIES
Losses and loss adjustment expenses:
    Reported and estimated losses and claims--retained
     business...............................................  $ 30,574   $ 34,733
                                        --ceded business....    46,612     67,904
    Adjustment expenses--retained business..................     5,247      5,100
                      --ceded business......................     3,400      6,113
Unearned premiums--retained business........................     5,056      5,796
                 --ceded business...........................    40,997     56,724
Balances due other insurance companies......................     4,592     20,460
Debt........................................................    10,159     14,986
Restructuring accrual.......................................       276         --
Other liabilities and deferred items........................     9,061     13,730
                                                              --------   --------
        Total liabilities...................................   155,974    225,546
                                                              --------   --------

COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 220,000 shares of cumulative $0.62,
  convertible, redeemable, nonvoting special preferred
  stock, redemption value $2,200............................     2,200      2,200
Issued and outstanding 50,000 shares of cumulative $0.625,
  convertible, redeemable, nonvoting special preferred
  stock, redemption value $500..............................       500        500
                                                              --------   --------
        Total special stock.................................     2,700      2,700
                                                              --------   --------

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in
  2000 and 1999, issued and outstanding 7,831,690 and
  7,831,398 shares in 2000 and 1999, respectively...........     7,832      7,831
Additional paid-in-capital..................................    61,989     61,988
Accumulated other comprehensive income......................       357       (605)
Accumulated deficit.........................................   (58,186)   (42,657)
                                                              --------   --------
        Total shareholders' equity..........................    11,992     26,557
                                                              --------   --------
        Total liabilities and shareholders' equity..........  $170,666   $254,803
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,
(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Commission and service income...............................  $ 35,890   $ 45,652   $49,298
Premiums earned:
    Property and casualty...................................    25,137     53,344    22,762
    Credit life.............................................        --         --        13
Net investment income.......................................     2,660      2,835     3,271
Other interest income, net..................................     1,967      1,385     1,374
Net realized (loss) gain....................................      (225)       338        54
Policy fees and other income................................     4,693      4,779     4,645
                                                              --------   --------   -------
        Total revenue.......................................    70,122    108,333    81,417
                                                              --------   --------   -------
Expenses
    Property and casualty:
        Losses and loss adjustment expenses.................    24,445     46,010    25,269
        Policy acquisition costs............................    25,003     33,721    10,222
    Credit life benefits....................................        --         --       (46)
    Interest expense........................................     1,436      1,216       981
    Other operating costs and expenses......................    26,461     34,885    46,823
    Special items...........................................     8,138         --       546
                                                              --------   --------   -------
        Total expenses......................................    85,483    115,832    83,795
                                                              --------   --------   -------
Loss from operations, before (provision) benefit for income
  taxes and effect of change in accounting principle........   (15,361)    (7,499)   (2,378)
(Provision) benefit for income taxes........................        --        (37)       85
                                                              --------   --------   -------
Loss before effect of change in accounting principle........   (15,361)    (7,536)   (2,293)
Effect of change in accounting principle....................        --         --      (601)
                                                              --------   --------   -------
Net loss....................................................   (15,361)    (7,536)   (2,894)
Other comprehensive income:
    Change in value of marketable securities, less
     reclassification adjustment of $(236), $(91) and $85
     for net (losses) gains included in net loss in 2000,
     1999 and 1998, respectively............................       962     (1,512)      860
                                                              --------   --------   -------
Comprehensive net loss......................................  $(14,399)  $ (9,048)  $(2,034)
                                                              ========   ========   =======
Basic loss per share before change in accounting principle:
    Net loss................................................  $  (1.98)  $  (0.99)  $ (0.31)
    Weighted average shares outstanding.....................     7,832      7,774     7,763
                                                              ========   ========   =======
Diluted loss per share before change in accounting
  principle:
    Net loss................................................  $  (1.98)  $  (0.99)  $ (0.31)
    Weighted average shares outstanding.....................     7,832      7,774     7,763
                                                              ========   ========   =======
Basic loss per share after change in accounting principle:
    Net loss................................................  $  (1.98)  $  (0.99)  $ (0.39)
    Weighted average shares outstanding.....................     7,832      7,774     7,763
                                                              ========   ========   =======
Diluted loss per share after change in accounting principle:
    Net loss................................................  $  (1.98)  $  (0.99)  $ (0.39)
    Weighted average shares outstanding.....................     7,832      7,774     7,763
                                                              ========   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Common stock:
  Beginning of year.........................................  $  7,831   $  7,773   $  7,731
  Stock issued under stock option plans.....................         1         58         42
                                                              --------   --------   --------
  End of year...............................................  $  7,832   $  7,831   $  7,773
                                                              --------   --------   --------

Additional paid-in-capital:
  Beginning of year.........................................  $ 61,988   $ 61,861   $ 61,665
  Stock issued under stock option plans.....................         1        127        196
                                                              --------   --------   --------
  End of year...............................................  $ 61,989   $ 61,988   $ 61,861
                                                              --------   --------   --------

Accumulated other comprehensive income:
  Beginning of year.........................................  $   (605)  $    907   $     47
  Change during the year....................................       962     (1,512)       860
                                                              --------   --------   --------
  End of year...............................................  $    357   $   (605)  $    907
                                                              --------   --------   --------

Accumulated deficit:
  Beginning of year.........................................  $(42,657)  $(34,953)  $(31,899)
  Net loss..................................................   (15,361)    (7,536)    (2,894)
  Dividends on special stock................................      (168)      (168)      (160)
                                                              --------   --------   --------
  End of year...............................................  $(58,186)  $(42,657)  $(34,953)
                                                              --------   --------   --------
    Total shareholders' equity..............................  $ 11,992   $ 26,557   $ 35,588
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(15,361)  $(7,536)   $ (2,894)
  Adjustments to reconcile net loss to cash (used in)
    provided by operating activities:
      Special items.........................................     7,510        --          --
      Equity in earnings of unconsolidated subsidiaries.....      (191)      (11)       (392)
      Amortization of deferred policy acquisition costs.....    25,003    33,721      10,222
      Depreciation and amortization.........................     1,847     2,552       2,115
      Realized loss (gain) on sale of investments, net......       236        91         (85)
      Realized (gain) loss on sale of property and
       equipment, net.......................................       (11)     (186)         31
      Realized gain on sale of subsidiary...................        --      (243)         --
      Change in assets and liabilities:
          Accrued investment income.........................        86       (21)        (95)
          Premiums and agent's balances receivable, net.....     6,519     6,572       5,838
          Premium notes receivable, net.....................    (1,825)    1,171      (1,373)
          Reinsurance recoverable on losses and loss
            adjustment expenses.............................    28,502    21,081      (7,766)
          Prepaid reinsurance premiums -- ceded business....    15,727     2,895      (9,017)
          Deferred policy acquisition costs.................   (24,030)  (32,622)    (11,129)
          Unpaid losses and loss adjustment expenses........   (28,017)   (6,126)      5,206
          Unearned premiums.................................   (16,467)  (10,018)     18,178
          Balances due other insurance companies............   (10,341)  (18,564)      1,964
          Accrued restructuring charges.....................       276        --          --
          Other, net........................................    (3,260)    6,229      (2,784)
                                                              --------   -------    --------
              Net cash (used in) provided by operating
                activities..................................   (13,797)   (1,015)      8,019
                                                              --------   -------    --------
Cash flows from investing activities:
  Proceeds from investments sold or matured.................    11,335    20,343      31,542
  Cost of investments acquired..............................   (15,837)  (16,565)    (28,495)
  Proceeds from property and equipment sold, net............     4,492       499          40
  Purchases of property and equipment.......................      (212)   (1,506)     (1,392)
  Proceeds from sale of subsidiary, net of cash transferred
    of $3,382...............................................        --     3,072          --
  Cost of purchased subsidiary..............................        --        --      (5,598)
                                                              --------   -------    --------
              Net cash (used in) provided by investing
                activities..................................      (222)    5,843      (3,903)
                                                              --------   -------    --------
Cash flows from financing activities:
  Issuance of capital stock.................................         2       185         238
  Net (repayment) proceeds from issuance of debt............    (2,127)   (1,264)     10,025
  Dividends paid............................................      (168)     (168)       (160)
                                                              --------   -------    --------
              Net cash (used in) provided by financing
                activities..................................    (2,293)   (1,247)     10,103
                                                              --------   -------    --------
Net (decrease) increase in cash and short-term
  investments...............................................   (16,312)    3,581      14,219
Cash and short-term investments, beginning of year..........    26,722    23,141       8,922
                                                              --------   -------    --------
Cash and short-term investments, end of year................  $ 10,410   $26,722    $ 23,141
                                                              ========   =======    ========
Supplemental cash flow information:
  Interest paid.............................................  $  1,077   $ 1,076    $    922
  Income taxes paid.........................................        --        --          39
                                                              ========   =======    ========
Non-cash investing, financing and other activities:
  Elimination of note in connection with the settlement of
    purchase price adjustments..............................  $ (2,700)  $    --    $     --
  Settlement of obligations in connection with the
    resolution of preacquisition liabilities................    (5,527)       --          --
                                                              ========   =======    ========
  Acquisitions:
      Cash paid, net of cash acquired of $4,111.............  $     --   $    --    $ (5,598)
      Issuance of debt......................................        --        --      (2,700)
      Preferred stock issued................................        --        --        (500)
      Assets acquired.......................................        --        --      17,563
      Liabilities assumed...................................        --        --     (27,247)
                                                              --------   -------    --------
      Goodwill..............................................  $     --   $    --    $(18,482)
                                                              ========   =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the "Company") and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform with the current year presentation.

    DESCRIPTION OF THE BUSINESS

    The Company provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. A significant source of revenue for the Company includes premiums earned from its retained risk property and casualty insurance operations. During 2000, however, the Company shifted its emphasis of operations away from its risk-bearing property and casualty insurance operations towards its fee-based products and services, which include the following:

    - South Carolina Reinsurance Facility ("SC Facility")

    One of the Company's insurance subsidiaries, Catawba Insurance Company ("Catawba"), is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility but retains no underwriting risk. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility will commence. The South Carolina Associated Auto Insurers Plan ("SCAAIP") became effective in
March 1999 and will survive the SC Facility. The SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk. However, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

    - North Carolina Reinsurance Facility ("NC Facility")

    The NC Facility is a state-sponsored plan for insuring North Carolina drivers outside of the voluntary market. Two of the Company's insurance subsidiaries, South Carolina Insurance Company ("SCIC") and Universal Insurance Company ("UIC") derive commission and service income from business they cede to the NC Facility, but retain no underwriting risk.

    - National Flood Insurance Program ("NFIP")

    Through its subsidiaries, SCIC and Catawba, the Company continues to be a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company receives commissions and fees from the NFIP, but retains no underwriting risk.

    - Claims Adjusting and Management Services

    The Company receives fee-based income from its catastrophe, property and casualty and automobile claims adjusting services and liability runoff management services. The Company's premium concentration in the catastrophe-heavy Southeast led to the creation of a catastrophe adjusting

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) business, Insurance Network Services ("INS"), to manage the Company's internal claims volume. INS has since extended its services to over 50 third party affiliated and unaffiliated customers and currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting.

    - Flood Zone Determinations and Compliance Tracking Services

    In the first quarter of 1998, the Company purchased America's Flood Services, Inc. ("AFS") located in Rancho Cordova, California. AFS offers fee-based flood zone determinations and compliance tracking services to a variety of customers and institutions located throughout the United States.

    OPERATIONS AND BUSINESS PLAN

    The net losses experienced in 2000 and 1999 are primarily related to the Company's automobile segment, which includes its Nashville and North Carolina operations, South Carolina voluntary automobile operations, the SC Facility and the NC Facility. The overall automobile segment incurred net losses of $15,245 and $12,761 in 2000 and 1999, respectively. Within the overall automobile segment, the Nashville and South Carolina automobile operations accounted for the most significant portion of the losses, losing approximately $13,325 and $2,076, respectively, in 2000 and approximately $4,235 and $4,845, respectively, in 1999.

    The Company began 2000 with a variety of challenges. The nonstandard automobile market remained intensely competitive, keeping downward pressure on insurance rates and significantly impacting the ability of the Company's risk-bearing insurance operations, most notably the Nashville and South Carolina automobile operations, to become profitable. In addition, the SC Facility would continue its runoff and have an adverse affect on the Company's commission and service income opportunities. From a regulatory compliance standpoint, the Company's primary insurance subsidiary, SCIC, remained subject to a minimum statutory capital and surplus requirement placed by the South Carolina Department of Insurance (the "SCDOI") which was in excess of statutorily required minimums. Finally, the Company's credit facility stipulated that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage.

    During the first and second quarters of 2000, in an attempt to mitigate the losses experienced during 1999, the Company intensified its cost control and profitability measures originally introduced in the third and fourth quarters of 1999. These measures were primarily directed at the Nashville and South Carolina automobile operations in an attempt to turn the operations profitable. Despite these efforts, however, both operations remained unprofitable. During the second quarter of 2000, management concluded that all available actions and cost control measures that could reasonably be taken in relation to the Nashville operations had been taken and that it would not generate profits. That operation was then discontinued (see SPECIAL ITEMS). Similarly, during the third quarter of 2000, it was concluded that the South Carolina automobile operations also would not generate profits. As a result, the Company began its withdrawal from the voluntary nonstandard automobile market in South Carolina. With these actions, management believes it has effectively addressed the major causes of its operating losses in 2000 and has positioned the Company for profitability in 2001.

    Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding Corporation, the holding company parent of

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
QualSure Insurance Corporation, a homeowners take out insurance company domiciled in the state of Florida. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. The Company believes this investment capitalizes upon its considerable experience in claims adjudication and will provide a substantial source of additional fee-based income to partially compensate for its decreased commission and service income resulting from the runoff of the SC Facility.

    From a debt compliance standpoint, after obtaining waivers of noncompliance for minimum statutory capital and surplus levels and the ratio of debt to total capitalization, the Company was in compliance with credit facility covenants as of December 31, 2000. Additionally, the restrictive minimum statutory capital and surplus requirement placed by the SCDOI on SCIC, which was in excess of statutorily required minimums and related to premium writings on retained business, was no longer restrictive once the Company announced the discontinuation of its Nashville operations and its withdrawal from the nonstandard voluntary automobile market in South Carolina. These actions removed SCIC from the majority of its voluntary automobile risk-bearing market.

    The Company continues with many of the same challenges. The SC Facility will continue its runoff and have an adverse affect on the Company's commission and service income opportunities. With regard to the Company's credit facility, it must still demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis, including minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage. While the Company indeed continues to face considerable challenges in 2001, it now operates without the significant losses generated by the unprofitable Nashville and South Carolina automobile operations. Furthermore, INS continued its growth in 2000 and is expecting additional growth in 2001 to partially offset the Company's expected decrease in commission and service income. In addition, UIC is under new management and is planning on significantly increasing its business ceded to the NCRF, thereby increasing the Company's commission and service income with no underwriting risk. The Company is also actively seeking other fee-based opportunities in the insurance marketplace. Finally, in 2001 SCIC is subject to the normal capital and surplus requirements enforced by the SCDOI and it is management's opinion that the Company's amended affirmative and negative covenants under its credit facility allow for the Company to be in compliance within its 2001 Business Plan. Management is of the opinion that the Company's operations will be profitable in 2001 and that it will be able to maintain compliance with existing capital and surplus and debt requirements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Premiums and agent's balances receivable and premium notes receivable are carried at historical cost which approximates fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts. Premium notes receivable are generally short-term in nature, with a duration of approximately six months.

    The Company's debt is carried at its outstanding balance, which approximates fair value as a result of its variable market rate of interest.

    CASH AND SHORT-TERM INVESTMENTS

    Cash and short-term investments consists of cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of three months or less and are considered to be cash equivalents.

    PREMIUM NOTES RECEIVABLE

    The Company offers premium financing arrangements that require a down payment and payment of the remaining balance in equal installments over the policy term.

    ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS

    The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents' balances and direct billed balances receivable and premium notes receivable in the amount of approximately $5,180 and $4,640 at December 31, 2000 and 1999, respectively.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. The Company amortizes goodwill using the straight-line method over a period not to exceed 40 years. Deferred loan costs are the costs associated with issuing long term debt. The costs are amortized over the life of the debt. Intangible assets are continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statements of operations. During 2000, the Company concluded that the goodwill associated with the acquisition of Graward General Companies, Inc. ("Graward") was fully impaired (see SPECIAL ITEMS).

    PROPERTY AND CASUALTY UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

    The liability for property and casualty unpaid losses and loss adjustment expenses includes:

(1) An accumulation of case estimates for losses reported prior to the close of the accounting period.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(2) Estimates of incurred-but-not-reported ("IBNR") losses based upon past experience and current circumstances.

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

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER INTEREST INCOME

    Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable. Other interest income is recognized on an accrual basis as earned.

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

    SPECIAL ITEMS

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

    In June 2000, the Company's Board of Directors approved and the Company announced a restructuring plan (the "Restructuring Plan") centering on the discontinuation of its Nashville operations. The Restructuring Plan will be substantially completed by December 31, 2001 and includes approximately $16,421 in special charges related primarily to the impairment of long-lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. The cash requirements of the Restructuring Plan were estimated to be approximately $743 and will be substantially expended by March 31, 2001. Restructuring costs include all costs directly related to the Restructuring Plan. Employee termination costs were recognized when benefit arrangements were communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other exit costs resulting from the exit plan that were not associated with and that did not benefit continued activities were recognized at the date of commitment to the exit plan. Other costs directly related to the discontinuation of the Nashville operations that were not eligible for recognition at the commitment date, such as relocation costs and estimated operating costs to be incurred during the runoff period, are being expensed as incurred.

    Of the $16,421 total restructuring charge, approximately $15,678 relates to the impairment of long-lived assets, including $14,915 of goodwill, $580 of fixed assets directly associated with the Nashville operation and $183 of deferred financing costs. The Company evaluated the recoverability of long-lived assets by determining the recoverability of long-lived assets not held for sale. Management measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The recoverability of long-lived assets held for sale are then compared to the asset's carrying amount less estimated selling costs.

    On November 29, 2000, the Company reached a settlement with the sellers of Graward related to certain purchase price adjustments. In the settlement, the sellers of Graward agreed to cancel four

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Subordinated Purchase Notes dated May 1, 1998 in the aggregate face amount of $2,700. The Company in turn agreed to dismiss a pending motion and an arbitration demand. Additionally, the Company agreed to issue to the sellers of Graward warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The settlement of these purchase price disputes resulted in a special items gain of $2,700.

    Effective February 19, 2001, the Company reached a settlement with respect to liabilities assumed upon the acquisition of Graward recorded in the amount of $6,527 which were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share (see Note 15). The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527.

    Following is a summary of the special items charge included in the consolidated statements of operations for the year ended December 31, 2000:

Initial restructuring plan charge...........................  $16,421
Estimate revision...........................................      (56)
Settlement of purchase price adjustments and elimination of
  related note..............................................   (2,700)
Resolution of preacquisition liabilities....................   (5,527)
                                                              -------
                                                              $ 8,138
                                                              =======

    Following is a summary of the restructuring plan charge included in the consolidated balance sheet at December 31, 2000:

                             IMPAIRMENT    SEVERENCE   CONTRACTUAL
                              OF LONG-        AND       COMMITMENT
                            LIVED ASSETS   BENEFITS    CANCELLATION   ALL OTHER    TOTAL
                            ------------   ---------   ------------   ---------   --------
Initial restructuring plan
  charge..................     $15,678       $304          $304         $135      $16,421
Utilization during 2000...     (15,678)      (207)          (63)        (141)     (16,089)
Estimate revision.........          --        (47)          (38)          29          (56)
                               -------       ----          ----         ----      -------
Balance, December 31,
  2000....................     $    --       $ 50          $203         $ 23      $   276
                               =======       ====          ====         ====      =======

    All charges associated with the Restructuring Plan were determined based on the formal plans of management, and approved by the Board of Directors, using the best information available. The amounts ultimately incurred could change as the operations are run off over 2001.

    CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 1998, the Company adopted the provisions of Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance- Related Assessments", and recorded it as a cumulative effect of a change in accounting principle of $601. As a result, the Company's participation in the NC Facility is no longer being treated as assumed reinsurance and all amounts assumed from the NC Facility have been eliminated. The NC Facility is now treated as an assessment organization. The effect of the change in accounting principle was a reduction of $.08 per share on both a basic and diluted basis. Assuming the change in accounting principle was applied

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) retroactively, the Company's net loss and loss per share for the twelve months ended December 31, 1998 would have been $(2,293) and $(0.31), respectively.

    COMPREHENSIVE INCOME

    Comprehensive income is a measure of all non-owner changes in equity of an entity and includes net loss plus changes in certain assets and liabilities that are reported directly through equity.

    EARNINGS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing loss allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing loss allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants and/or convertible preferred stock, unless common equivalent shares are antidilutive (see Note 10).

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company has concluded that adoption of SFAS
No. 133 will not have a material impact on the Company's financial position or results of operations.

NOTE 2  INVESTMENTS

    Investments in debt and equity securities are considered available-for-sale securities and are carried at market value at December 31, 2000 and 1999. Short-term investments are carried at cost, which approximates market value.

    Unrealized gains and losses on debt and equity securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 2  INVESTMENTS (CONTINUED)
certificate" cost method. Realized (losses) gains and the change in unrealized gains (losses) on investments are summarized as follows:

                                               DEBT        EQUITY
                                            SECURITIES   SECURITIES    OTHER      TOTAL
                                            ----------   ----------   --------   --------
Realized:
  2000....................................    $ (236)       $ --        $--      $  (236)
  1999....................................       (91)         --         --          (91)
  1998....................................        85          --         --           85
                                              ======        ====        ===      =======

Change in unrealized:
  2000....................................    $  999        $(37)       $--      $   962
  1999....................................    (1,512)         --         --       (1,512)
  1998....................................       893         (47)        14          860
                                              ======        ====        ===      =======

    Net accretion of bond discount and amortization of bond premium charged to income for the years ended December 31, 2000, 1999 and 1998 was not significant.

    Unrealized gains and losses reflected in equity are as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
Gross unrealized gains...........................  $   555    $    24    $   925
Gross unrealized losses..........................     (198)      (629)       (18)
                                                   -------    -------    -------
Net unrealized gain (loss).......................  $   357    $  (605)   $   907
                                                   =======    =======    =======

    Proceeds from sales of debt and equity securities and the related realized gains and losses are as follows:

                                                     2000       1999       1998
                                                   --------   --------   --------
Proceeds from sales..............................  $11,335    $20,343    $31,542
Gross realized gains.............................       --          2         97
Gross realized losses............................      236         93         12
                                                   =======    =======    =======

    Excluding investments in the U.S. Government, government agencies and authorities, the only investments exceeding 10% of shareholders' equity at December 31, 2000 were the Company's equity investments in Sunshine State Holding Corporation and QualSure Holding Corporation totaling $6,307.

    There were no non-income producing debt securities for the 12 months ended December 31, 2000, 1999 and 1998. Debt securities with an amortized cost of $16 million at December 31, 2000 and $23 million at December 31, 1999 were on deposit with regulatory authorities.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 2  INVESTMENTS (CONTINUED)
    The amortized cost and estimated market values of investments in debt and equity securities were as follows:

                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
DECEMBER 31, 2000                                        COST        GAINS        LOSSES       VALUE
-----------------                                      ---------   ----------   ----------   ---------
U.S. Government, government agencies and
  authorities........................................   $14,852       $161         $  (4)     $15,009
States, municipalities and political subdivisions....       375          8            --          383
Corporate bonds......................................    16,369        284           (55)      16,598
                                                        -------       ----         -----      -------
  Total debt securities..............................    31,596        453           (59)      31,990
Equity securities....................................     6,344        102          (139)       6,307
                                                        -------       ----         -----      -------
  Total..............................................   $37,940       $555         $(198)     $38,297
                                                        =======       ====         =====      =======

                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
DECEMBER 31, 1999                                        COST        GAINS        LOSSES       VALUE
-----------------                                      ---------   ----------   ----------   ---------
U.S. Government, government agencies and
  authorities........................................   $15,343       $ 18         $(226)     $15,135
States, municipalities and political subdivisions....       375          6            --          381
Corporate bonds......................................    16,462         --          (403)      16,059
                                                        -------       ----         -----      -------
  Total debt securities..............................    32,180         24          (629)      31,575
Equity securities....................................     1,317         --            --        1,317
                                                        -------       ----         -----      -------
  Total..............................................   $33,497       $ 24         $(629)     $32,892
                                                        =======       ====         =====      =======

    The equity securities consist of investments in Sunshine State Holding Corporation and QualSure Holding Corporation. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are as follows:

                                                           AMORTIZED    MARKET
                                                             COST       VALUE
                                                           ---------   --------
Due in one year or less..................................   $ 5,372    $ 5,373
Due after one year through five..........................    19,605     19,888
Due after five years through ten.........................     2,422      2,427
Due after ten years......................................     4,197      4,302
                                                            -------    -------
Total....................................................   $31,596    $31,990
                                                            =======    =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 2  INVESTMENTS (CONTINUED)
    Investment income as of December 31 consists of the following:

                                                        2000       1999       1998
                                                      --------   --------   --------
Debt securities.....................................   $2,460     $2,415     $2,474
Equity securities...................................       --         --         97
Short-term investments..............................      286        432        699
Other...............................................       46         86         56
                                                       ------     ------     ------
  Total investment income...........................    2,792      2,933      3,326
Investment expenses.................................     (132)       (98)       (55)
                                                       ------     ------     ------
  Net investment income.............................   $2,660     $2,835     $3,271
                                                       ======     ======     ======

NOTE 3  PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

DESCRIPTION                                     ESTIMATED LIFE        2000       1999
-----------                                   -------------------   --------   --------
Land........................................                  --    $     --   $    975
Buildings...................................         10-40 years          --      3,921
Leasehold improvements......................          2-10 years       1,649      1,712
Data processing equipment and software......           2-7 years       9,092      9,273
Furniture, fixtures and equipment...........          2-10 years       6,850      7,125
Automobiles.................................           3-5 years          60         81
                                                                    --------   --------
                                                                      17,651     23,087
Accumulated depreciation....................                         (16,734)   (17,666)
                                                                    --------   --------
                                                                    $    917   $  5,421
                                                                    ========   ========

    Depreciation expense charged to operations was $1,451 in 2000, $1,800 in 1999 and $1,654 in 1998.

    In December 2000, the Company sold its corporate headquarters with a net book value of $2,589 to its majority shareholder and Chairman of the Board of Directors for $4,500, resulting in a gain of $1,892. Expenses incurred in connection with the sale were $19. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal (see Note 15). The gain resulting from this transaction has been deferred and will be amortized into income evenly over the term of the leaseback.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 4  DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs incurred and amortized to income on property and casualty business were as follows:

                                                            2000       1999
                                                          --------   --------
Deferred at beginning of year...........................  $  1,373   $  2,472
                                                          --------   --------
Costs incurred and deferred during year:
  Commissions and brokerage.............................    18,023     24,467
  Taxes, licenses and fees..............................     3,604      4,893
  Other.................................................     2,403      3,262
                                                          --------   --------
    Total...............................................    24,030     32,622
                                                          --------   --------
Amortization charged to income during year..............   (25,003)   (33,721)
                                                          --------   --------
Deferred at end of year.................................  $    400   $  1,373
                                                          ========   ========

NOTE 5  DEBT

    Debt consisted of the following as of December 31:

                                                              2000       1999
                                                            --------   --------
Credit facility with lending institution..................  $10,159    $12,286
Subordinated convertible notes payable....................       --      2,700
                                                            -------    -------
                                                            $10,159    $14,986
                                                            =======    =======

    Effective March 31, 1998 the Company entered into a $15,000,000 credit facility (the "Facility") with a major lending institution for the purpose of financing its acquisitions activity and other general corporate purposes. Security for the Facility includes substantially all of the Company's assets. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate was 9.44% on December 31, 2000 and 8.94% on December 31, 1999. The Facility is secured by a lien on the assets of the Company.

    The Facility stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage. After obtaining waivers of noncompliance for minimum statutory capital and surplus levels and the ratio of debt to total capitalization, the Company was in compliance with credit facility covenants as of December 31, 2000.

    Scheduled maturities of the debt are as follows:

2001........................................................  $ 2,439
2002........................................................    2,530
2003........................................................    2,530
2004........................................................    2,660
                                                              -------
                                                              $10,159
                                                              =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 5  DEBT (CONTINUED)
    Effective November 29, 2000, in connection with the settlement of liabilities the Company assumed upon the acquisition of Graward, the holders of the subordinated convertible notes payable released and discharged the Company from liability under the notes and the Company issued warrants to purchase 25,000 shares of common stock at $3.00 per share and an additional 25,000 shares of common stock at $7.00 per share (see Notes 8 and 15). The Company recorded a special items gain of $2,700 in connection with this transaction.

NOTE 6  INCOME TAXES

    The Company files a consolidated federal income tax return that includes all subsidiaries. A formal tax-sharing agreement has been established by the Company with its subsidiaries.

    The Company uses the liability method in accounting for income taxes. A reconciliation of the income tax provision (benefit) to that computed by applying the statutory federal income tax rate to loss before income taxes is as follows:

                                                       2000       1999       1998
                                                     --------   --------   --------
Federal income tax benefit at statutory rates......  $(5,223)   $(2,550)    $(809)
(Decrease) increase in taxes due to:
  Tax exempt interest income.......................       (6)       (12)      (18)
  Overaccrual from prior year......................       --         --       (85)
  Non-deductible special items charges.............    4,325         --        --
  Limitation of net operating loss carryforward due
    to changes in control..........................       --        523        --
Changes in valuation allowances:
  Reduction due to limitation of net operating
    loss...........................................      831      1,872       751
Other..............................................       73        204        76
                                                     -------    -------     -----
  Tax provision (benefit)..........................  $    --    $    37     $ (85)
                                                     =======    =======     =====

    The provision for income taxes on income from operations consists primarily of current income taxes resulting from alternative minimum tax. The change in deferred amounts has been offset by the valuation allowance.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6  INCOME TAXES (CONTINUED)
    Deferred tax liabilities and assets at December 31, 2000 and 1999 are comprised of the following:

                                                             2000         1999
                                                          TAX EFFECT   TAX EFFECT
                                                          ----------   ----------
Deferred tax liabilities:
  Deferred acquisition costs............................   $    136     $    467
  Property and equipment................................        243          145
  Net unrealized investing gains........................        121           --
  Other.................................................        408          169
                                                           --------     --------
    Total deferred tax liabilities......................        908          781
                                                           --------     --------

Deferred tax assets:
  Net operating loss carryforwards......................    (12,002)     (12,833)
  Net unrealized investment losses......................         --         (206)
  Insurance reserves....................................     (1,310)      (1,562)
  Bad debts.............................................     (1,011)      (1,262)
  Deferred gain on sale of property.....................       (643)          --
  Other.................................................       (464)        (149)
                                                           --------     --------
    Total deferred tax assets...........................    (15,430)     (16,012)
                                                           --------     --------
Valuation allowance.....................................     14,522       15,231
                                                           --------     --------
Net deferred tax liabilities............................   $     --     $     --
                                                           ========     ========

    The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 2000 and 1999.

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $104,857 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2001 are approximately $10,900 due to losses incurred in 1998, 1999 and 2000 after the change in ownership event occurred and carryover of previous years' unused limitations.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6  INCOME TAXES (CONTINUED)
    The years of expiration of the tax carryforwards are as follows:

                                                               NET
                                                            OPERATING   CAPITAL
YEAR OF EXPIRATION                                            LOSS        LOSS
------------------                                          ---------   --------
2001......................................................  $     --      $ 13
2003......................................................        --       110
2004......................................................    12,825        --
2006......................................................    20,411        --
2007......................................................    31,931        --
2009......................................................    19,342        --
2010......................................................     3,918        --
2011......................................................     1,764        --
2012......................................................       690        --
2018......................................................     3,988        --
2019......................................................     7,265        --
2020......................................................     2,600        --
                                                            --------      ----
                                                            $104,734      $123
                                                            ========      ====

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    A part of the Company's reserve for losses and loss adjustment expenses ("LAE") is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute related to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20 million in losses and LAE. As of December 31, 2000 and 1999, $14.3 million and $13.8 million, respectively, of claims payments have been made by the other company since the settlement date.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Pending, January 1..........................................     44         43
New claims advised..........................................      5          4
Claims settled..............................................     (9)        (3)
                                                                 --         --
Pending, December 31........................................     40         44
                                                                 ==         ==

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)
    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and between $250 and $500 thereafter. The claims are reserved as follows as of December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
Case reserves...............................................   $1,756     $3,196
IBNR reserves...............................................    3,025      3,193
LAE reserves................................................    1,514      1,083
                                                               ------     ------
Total.......................................................   $6,295     $7,472
                                                               ======     ======

    The claims involve four Superfund sites, seven asbestos or toxic claims, two underground storage tanks and twenty-seven miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

    Because only forty claims remain open as of December 31, 2000, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

    Losses incurred are reduced by recoveries made and estimated to be made from reinsurers based on projected ultimate losses. Such amounts also include substantial amounts related to the business produced as a servicing carrier. Estimated reinsurance recoveries are as follows:

                                                   2000       1999       1998
                                                 --------   --------   --------
Losses incurred................................  $70,776    $137,252   $145,207
LAE incurred...................................    2,330       4,396      7,125
                                                 -------    --------   --------
Total..........................................  $73,106    $141,648   $152,332
                                                 =======    ========   ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)
    The following table summarizes net property and casualty losses and LAE incurred:

                                                 2000       1999        1998
                                               --------   ---------   ---------
Estimated losses and LAE incurred............  $ 97,551   $ 187,658   $ 177,601
Estimated reinsurance recoveries on losses
  and LAE incurred...........................   (73,106)   (141,648)   (152,332)
                                               --------   ---------   ---------
                                               $ 24,445   $  46,010   $  25,269
                                               ========   =========   =========

    Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                  2000       1999       1998
                                                --------   --------   --------
Liability for losses and LAE at the beginning
  of the year:
  Gross liability per balance sheet...........  $113,850   $119,976   $114,770
  Ceded reinsurance recoverable, classified as
    an asset..................................   (74,017)   (83,654)   (75,616)
                                                --------   --------   --------
  Net liability...............................    39,833     36,322     39,154
                                                --------   --------   --------
Provision for losses and LAE for claims
  occurring in the current year...............    22,090     47,250     24,450
Increase (decrease) in estimated losses and
  LAE for claims occurring in prior years.....     2,355     (1,240)       819
                                                --------   --------   --------
                                                  24,445     46,010     25,269
                                                --------   --------   --------
Losses and LAE payments for claims occurring
  during:
  Current year................................    11,608     30,827     18,398
  Prior years.................................    16,849     11,672      9,703
                                                --------   --------   --------
                                                  28,457     42,499     28,101
                                                --------   --------   --------
Liability for losses and LAE at the end of the
  year:
  Net liability...............................    35,821     39,833     36,322
  Ceded reinsurance recoverable, classified as
    an asset..................................    50,012     74,017     83,654
                                                --------   --------   --------
    Gross liability per balance sheet.........  $ 85,833   $113,850   $119,976
                                                ========   ========   ========

NOTE 8 SALE, MERGERS AND ACQUISITIONS

    Effective January 21, 2000, three of the Company's insurance subsidiaries made investments totaling $4,900 in the common stock of QualSure Holding Corporation, representing a combined ownership interest of 30.625%. QualSure Holding Corporation owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure"), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., a managing general agent for QualSure. QualSure was formed to take out approximately 44,000 homeowners

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 8 SALE, MERGERS AND ACQUISITIONS (CONTINUED) policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium.

    Effective October 14, 1999, the Company sold Kentucky Insurance Company ("Kentucky"), one of its insurance company subsidiaries, to an unrelated party for a gain of $243,000 calculated as follows:

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
                                                               ======

    The operations of Kentucky generated income of $113 and $4 in 1999 and 1998, respectively.

    Effective May 1, 1998, the Company acquired all of the issued and outstanding shares of common stock of Graward. Consideration in the transaction included cash of $7,500 and Subordinated Convertible Notes (the "Notes") with a principal amount of $2,700. The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $16,245 (see Note 1 "SPECIAL ITEMS").

    Effective March 31, 1998, the Company acquired all of the issued and outstanding shares of common stock of Americas Flood Services, Inc. ("AFS"). Consideration in the transaction included cash of $2,100 and 50,000 shares of the Company's $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("$0.625 Special Stock") (see Note 9). The Company accounted for the transaction as a purchase. The excess purchase price over the fair value of the assets was $2,237.

    The results of operations in the Company's consolidated financial statements include a full year's operations of Graward and AFS in 2000 and 1999, and eight (Graward) and nine (AFS) month's worth of operations in 1998. The following pro forma unaudited consolidated results of operation for 1998 give affect to the acquisitions as though they had occurred at the beginning of the year. The dividends on the preferred stock and interest of the notes have been considered.

Revenues....................................................  $89,133
Net (loss) income...........................................   (3,968)
Basic Earnings Per Share....................................    (0.51)
Diluted Earnings Per Share..................................    (0.51)
                                                              =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 9 SPECIAL STOCK AND DIVIDEND RESTRICTIONS

    SPECIAL STOCK

    On March 31, 1998, the Company issued 50,000 shares of $0.625 Special Stock in connection with its acquisition of AFS. The Company determined the value of the $0.625 Special Stock at the issuance date to be $500. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $31 in special stock dividends in 2000 and 1999. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the $0.625 Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the $0.625 Special Stock into 1.25 shares, or a total of 62,500 shares, of the Company's common stock.

    On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("Special Stock") in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $137 in special stock dividends in 2000 and 1999. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares, or a total of 275,000 shares, of the Company's common stock.

    DIVIDEND RESTRICTIONS

    The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including principal and interest payments on outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

    The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of
(i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) a domestic insurer's net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2000, SCIC had an accumulated deficit.

    The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2001, no dividends are available from Universal to the Company.

    Covenants of the Company's Credit Facility do not permit the Company to declare dividends to its common stockholders.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 10 EARNINGS PER SHARE

    The following table shows the computation of the Company's loss per share:

                                                INCOME         SHARES        SHARE
                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                              -----------   -------------   --------
For the year ended 2000:
Net loss....................................    $(15,361)
                                                --------
Less: Preferred stock dividends.............        (168)
Basic and diluted EPS:
  Income available to common stockholders...    $(15,529)     7,831,581      $(1.98)
                                                ========      =========      ======
For the year ended 1999:
Net loss....................................    $ (7,536)
Less: Preferred stock dividends.............        (168)
                                                --------
Basic and diluted EPS:
  Income available to common stockholders...    $ (7,704)     7,774,361      $(0.99)
                                                ========      =========      ======
For the year ended 1998:
Net loss....................................    $ (2,894)
Less: Preferred stock dividends.............        (160)
                                                --------
Basic and diluted EPS:
  Income available to common stockholders...    $ (3,054)     7,763,252      $(0.39)
                                                ========      =========      ======

    At December 31, 2000, 1999 and 1998, all common stock equivalents were anti-dilutive.

NOTE 11 STATUTORY REPORTING

    The Company's insurance subsidiaries' assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are found in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP, are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet,
(2) acquisition costs for policies are expensed as incurred, while they may be deferred and amortized over the estimated life of the policies under GAAP,
(3) no provision is made for deferred income taxes, (4) the gain on the sale-leaseback of property is not deferred and (5) valuation allowances are established against investments. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "Annual Statement" which reports, among other items, net (loss) income and shareholders' equity (called "surplus as regards policyholders" in statutory reporting).

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 11 STATUTORY REPORTING (CONTINUED)
    A reconciliation between the GAAP net loss and the statutory net loss of the insurance subsidiaries is as follows for the year ended December 31:

                                                     2000       1999       1998
                                                   --------   --------   --------
GAAP net loss....................................  $(15,361)  $(7,536)   $(2,894)
Increase (decrease) due to:
  Deferral of gain on sale of property...........     1,892        --         --
  Realized gain on liquidation of subsidiary.....      (893)       --         --
  Equity in earnings of unconsolidated
    subsidiary...................................       (66)       --         --
  GAAP-only items and other non-statutory
    subsidiaries.................................     1,982     4,673       (848)
  Excess of SAP over GAAP gain on sale of
    subsidiary...................................        --       663         --
  Decrease (increase) in deferred policy
    acquisition costs............................       973     1,099       (892)
  Decrease (increase) in salvage/subrogation
    recoverable..................................       369      (278)      (246)
  Other, net.....................................        21       (20)      (685)
                                                   --------   -------    -------
Statutory net loss...............................  $(11,083)  $(1,399)   $(5,565)
                                                   ========   =======    =======

    A reconciliation between GAAP shareholders' equity and surplus as regards policyholders, at December 31, is as follows:

                                                              2000       1999
                                                            --------   --------
GAAP shareholders' equity.................................  $11,992    $26,557
Increase (decrease) due to:
  Deferred gain on sale of property.......................    1,892         --
  Deferred policy acquisition costs.......................     (400)    (1,373)
  GAAP-only items and other non-statutory companies'
    shareholders' equity..................................    5,132      3,742
  Adjustments to premiums and loss reserves...............     (539)      (908)
  Assets nonadmitted for statutory surplus................     (415)    (1,504)
                                                            -------    -------
Surplus as regards policyholders..........................  $17,662    $26,514
                                                            =======    =======

    Since before the Company's acquisition of UIC in 1997, UIC has operated, and continues to operate, under the Regulatory Action Division (the "RAD") of the North Carolina Department of Insurance (the "NCDOI"). Under the requirements of the RAD, UIC is required to submit monthly financial statements to the NCDOI.

    In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") as the NAIC support basis of accounting. Although the NAIC has stated that the adoption date for the Codification is January 1, 2001, the implementation date is dependent upon an insurer's state of domicile. Accordingly, the Company's adoption of the Codification is dependent upon actions of the SCDOI and the South Carolina State Legislature, but is expected to be effective January 1, 2001.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 11 STATUTORY REPORTING (CONTINUED)
    Significant changes to the Company's statutory accounting and reporting resulting from Codification include the following:

    - The due date for premiums is governed by the effective date of the underlying contract and not the agent and Company's contractual relationship;

    - The Codification requires the recognition of deferred tax balances, as defined by the Codification;

    - Electronic data processing equipment and software are considered admitted assets with depreciable lives not to exceed 3 years;

    - Impairment losses are required to be recorded as realized losses;

    - Amounts received on deposit-type contracts will be reported directly to policy reserves and not recorded as income; and

    - The Codification requires the recording of premium revenue beginning with the effective date of coverage, except for workers compensation, and the recognition of a premium deficiency reserve, if necessary. However, South Carolina statute does not require the estimation of premium deficiencies.

    Management has evaluated the impact of the Codification and does not believe it will have a material effect on the financial statements of the Company's statutory subsidiaries.

NOTE 12 BENEFIT AND STOCK OPTION PLANS

    STOCK OPTIONS AND STOCK OPTION PLANS

    During the first quarter of 1998, the Company granted warrants to purchase up to 57,971 shares of common stock in connection with its Credit Facility.

    The Company currently has three plans under which stock options and incentive stock may be granted to employees, non-employee directors, consultants and active independent agents of the Company. Under the plans for employees, independent agents, and non-employee directors, the options expire ten years from the date of grant. Each plan is administered by a committee appointed by the Board of Directors.

    The 1996 Stock Option Plan for Employees (the "Employee Plan") became effective on November 1, 1995. The Employee Plan reserved 2,500,000 shares of the Company's common stock for

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED) issuance under the plan as options and incentive stock to employees and consultants of the Company. Activity in the Employee Plan is summarized as follows:

                                                2000        1999        1998
                                              ---------   ---------   ---------
Shares under options outstanding, beginning
  of year...................................  1,306,559   1,053,480     766,215
Granted during the year.....................         --     333,295     776,112
Exercised during the year...................         --          --     (19,446)
Canceled or expired during the year.........   (630,302)    (80,216)   (469,401)
                                              ---------   ---------   ---------
Shares under options outstanding, end of
  year......................................    676,257   1,306,559   1,053,480
                                              =========   =========   =========
Shares under options exercisable, end of
  year......................................    601,581     831,187     472,199
                                              =========   =========   =========

    All grants made under the Employee Plan have exercise prices no lower than the market price at the date of grant. At December 31, 2000, 1,636,869 shares of the Company's common stock have been reserved for future grants. Following is a summary of options outstanding and exercisable by price range as of December 31, 2000:

                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -----------------------------   ---------------------------------------------
                                         WEIGHTED-
                                          AVERAGE
                                         REMAINING        WEIGHTED-                      WEIGHTED-
      RANGE OF                          CONTRACTUAL        AVERAGE                        AVERAGE
   EXERCISE PRICES      OUTSTANDING   LIFE (IN YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   ---------------   --------------   -----------   --------------
$ 3.38-$4.40              193,667           2.9             $ 3.41         141,866         $ 3.41
$ 4.40-$6.60               18,625           3.5               5.07          12,417           5.07
$ 6.60-$8.80              237,204           2.0               7.44         220,537           7.39
$ 8.80-$11.00             218,210           1.6               9.31         218,210           9.31
$11.00-$13.20               1,025           0.2              12.00           1,025          12.00
$13.20-$17.60               3,763           0.1              16.00           3,763          16.00
$17.60-$22.00               3,763           0.1              22.00           3,763          22.00
                          -------           ---             ------         -------         ------
                          676,257           2.1             $ 6.96         601,581         $ 7.25
                          =======           ===             ======         =======         ======

    The 1995 Stock Option Plan for Non-Employee Directors (the "Director Plan") became effective June 15, 1995, with 250,000 shares of the Company's common stock reserved for grants. Under the Directors Plan, all non-employee directors holding office on June 15 of each year are granted 1,250 options to purchase the Company's common stock. The exercise price of the options is the market value on the date of grant. On June 15, 1998, 1999 and 2000, 12,500, 12,500 and 8,750
shares were granted, respectively, at exercise prices of $7.00, $4.75 and $1.09, respectively.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    The 1995 Stock Option Plan for Independent Agents (the "Agent Plan") became effective December 21, 1995, with 125,000 common shares of the Company's stock reserved for grants. Activity in the Agent Plan is summarized as follows:

                                                       2000       1999       1998
                                                     --------   --------   --------
Shares under options outstanding, beginning of
  year.............................................   49,325     36,205     36,516
Granted during the year............................    3,950     13,120      9,400
Exercised during the year..........................     (300)        --         --
Canceled or expired during the year................  (15,300)        --     (9,711)
                                                     -------     ------     ------
Shares under options outstanding, end of year......   37,675     49,325     36,205
                                                     =======     ======     ======

    Options granted during 1998, 1999, and 2000 were granted at average exercise prices of $6.97, $4.68, and $1.83, respectively. At December 31, 2000, 120,451 shares of the Company's common stock have been reserved for future grants.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its three stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                     2000       1999       1998
                                                   --------   --------   --------
Net loss -- as reported..........................  $(15,361)  $(7,536)   $(2,894)
Net loss -- pro forma............................   (15,367)   (8,053)    (3,432)
Basic and diluted loss per share -- as
  reported.......................................     (1.98)    (0.99)     (0.39)
Basic and diluted loss per share -- pro forma....     (1.98)    (1.04)     (0.46)
                                                   ========   =======    =======

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2000
                                         --------------------------------------------
                                         EMPLOYEE PLAN   DIRECTORS PLAN   AGENTS PLAN
                                         -------------   --------------   -----------
Expected Dividend Yield................        0%                  0%             0%
Expected Stock Price Volatility........        --               7.65%          7.65%
Risk-Free Interest Rate................        --               6.26%          6.75%
Expected Life of Options...............        --          7.54 years     3.08 years
                                               ==          ==========     ==========

                                                             1999
                                         --------------------------------------------
                                         EMPLOYEE PLAN   DIRECTORS PLAN   AGENTS PLAN
                                         -------------   --------------   -----------
Expected Dividend Yield................            0%             0%             0%
Expected Stock Price Volatility........        71.62%         71.62%         71.62%
Risk-Free Interest Rate................         5.75%          6.00%          5.78%
Expected Life of Options...............    2.71 years       10 years        5 years
                                           ==========       ========        =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    OTHER BENEFIT PLANS

    The Company sponsors the South Carolina Insurance Company Employees' Profit-Sharing and Savings Plan (the "Plan"), which provides both a profit-sharing and a 401(k) element for the employees of the Company, its subsidiaries and affiliates. As of December 31, 2000, the amount of assets available in the Plan, based on information currently available, was $11,155.

    The profit-sharing element of the Plan covers all full-time employees who have met minimum eligibility requirements. There were no contributions to this part of the Plan in 2000.

    Under the 401(k) element of the Plan, employees may elect to have a portion of their salary withheld from pre-tax wages for investment in the Plan, subject to limitations imposed by IRS regulations. The Company matches 50% of the first 6% of the employee's contribution to the Plan. The Company's contributions to the Plan on behalf of the participating employees was $310, $271, and $68 in 2000, 1999 and 1998 respectively.

    The Company currently provides certain health care and life insurance benefits for certain retired employees. The projected future cost of providing post-retirement benefits is reflected as an expense as employees render services instead of when the benefits are paid. The net transition obligation is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. Post-retirement benefit expense was approximately $100 in 2000, $115 in 1999, and $90 in 1998.

                                                                2000       1999
                                                              --------   --------
Benefit obligation, beginning of year.......................   $ 922      $ 722
  Service cost..............................................       9          7
  Interest Cost.............................................      64         65
  Plan participants' contributions..........................      27         32
  Actuarial (gain) loss.....................................    (110)       162
  Benefits paid.............................................     (62)       (66)
                                                               -----      -----
Benefit obligation, end of year.............................     850        922
Fair value of plan assets...................................      --         --
                                                               -----      -----
Funded status of plan.......................................     850        922
Unrecognized actuarial loss.................................    (141)      (256)
Unrecognized net transition obligation......................    (376)      (408)
                                                               -----      -----
Net obligation..............................................   $ 333      $ 258
                                                               =====      =====
Weighted-average discount rate..............................    7.50%      7.75%
                                                               =====      =====

                                                                2000       1999
                                                              --------   --------
Components of net periodic benefit cost:
  Service cost..............................................   $   9      $   7
  Interest Cost.............................................      64         65
  Amortization of prior service cost........................      31         31
  Recognition of net actuarial (gain) loss..................      (4)        12
                                                               -----      -----
                                                               $ 100      $ 115
                                                               =====      =====

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 5.5% for 2000, 6% for 1999, and 7% for 1998 and is assumed to decrease to a 5% ultimate trend (5% in 1999 and 1998) with a duration to ultimate trend of one year (two years in 1999 and three years in 1998). The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the post-retirement benefit obligation as of December 31, 2000 by $2.

NOTE 13 SEGMENT REPORTING

    Reportable segments are determined based on management's internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes the personal lines components of UIC's retained risk nonstandard automobile operations, the runoff operations of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment includes other runoff operations of the Company, including worker's compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared other income and other expenses. Shared other income comprised approximately 35% and 36% of total other income in fiscal 2000 and 1999, respectively, and shared other expenses comprised approximately 2% and 8% of total other expenses in fiscal 2000 and 1999, respectively. These shared amounts were allocated on a basis proportionate with

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 13 SEGMENT REPORTING (CONTINUED)
each reportable segment's total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following table:

                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
REVENUES:
Commission and service income............   $ 11,194    $14,791     $   654      $ 9,249     $     2    $ 35,890
Property and casualty premiums earned....     21,934         45       3,040           --         118      25,137
All other income.........................      5,128         52         175        2,094       1,646       9,095
                                            --------    -------     -------      -------     -------    --------
  Total revenues.........................     38,256     14,888       3,869       11,343       1,766      70,122
                                            --------    -------     -------      -------     -------    --------
EXPENSES:
Losses and loss adjustment expenses......     20,665        402       1,567          518       1,293      24,445
Special items............................      8,138         --          --           --          --       8,138
All other expenses.......................     24,698     14,628       2,549        9,057       1,968      52,900
                                            --------    -------     -------      -------     -------    --------
  Total expenses.........................     53,501     15,030       4,116        9,575       3,261      85,483
                                            --------    -------     -------      -------     -------    --------
(LOSS) INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES.............    (15,245)      (142)       (247)       1,768      (1,495)    (15,361)
Provision for income taxes...............         --         --          --           --          --          --
                                            --------    -------     -------      -------     -------    --------
NET (LOSS) INCOME........................   $(15,245)   $  (142)    $  (247)     $ 1,768     $(1,495)   $(15,361)
                                            ========    =======     =======      =======     =======    ========

                                                                  AS OF DECEMBER 31, 2000
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
TOTAL ASSETS.............................   $ 93,108    $36,236     $ 9,418      $27,607     $ 4,297    $170,666
                                            ========    =======     =======      =======     =======    ========
LIABILITIES:
  Losses and loss adjustment expenses....   $ 55,572    $ 1,061     $ 4,074      $    --     $25,126    $ 85,833
  Unearned premiums......................     16,522     22,741       6,483           --         307      46,053
  All other liabilities..................     13,141      5,114       1,329        3,897         607      24,088
                                            --------    -------     -------      -------     -------    --------
    Total liabilities....................   $ 85,235    $28,916     $11,886      $ 3,897     $26,040    $155,974
                                            ========    =======     =======      =======     =======    ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
REVENUES:
Commission and service income............   $ 25,303    $15,031     $ 1,079      $ 4,239     $    --    $ 45,652
Property and casualty premiums earned....     49,984         27       3,172           --         161      53,344
All other income.........................      6,106         38         290          875       2,028       9,337
                                            --------    -------     -------      -------     -------    --------
  Total revenues.........................     81,393     15,096       4,541        5,114       2,189     108,333
                                            --------    -------     -------      -------     -------    --------
EXPENSES:
Losses and loss adjustment expenses......     47,756        176       1,504          205      (3,631)     46,010
All other expenses.......................     46,378     13,853       2,427        3,596       3,568      69,822
                                            --------    -------     -------      -------     -------    --------
    Total expenses.......................     94,134     14,029       3,931        3,801         (63)    115,832
                                            --------    -------     -------      -------     -------    --------
(LOSS) INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES.............    (12,741)     1,067         610        1,313       2,252      (7,499)
Provision for income taxes...............        (20)        (1)         (2)          (1)        (13)        (37)
                                            --------    -------     -------      -------     -------    --------
NET (LOSS) INCOME........................   $(12,761)   $ 1,066     $   608      $ 1,312     $ 2,239    $ (7,536)
                                            ========    =======     =======      =======     =======    ========

                                                                  AS OF DECEMBER 31, 1999
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
TOTAL ASSETS.............................   $191,441    $35,506     $10,679      $12,029     $ 5,148    $254,803
                                            ========    =======     =======      =======     =======    ========
LIABILITIES:
  Losses and loss adjustment expenses....   $ 68,068    $12,392     $ 2,419      $    --     $30,971    $113,850
  Unearned premiums......................     33,436     23,121       5,954           --           9      62,520
  All other liabilities..................     36,948      6,853       2,061        2,321         993      49,176
                                            --------    -------     -------      -------     -------    --------
    Total liabilities....................   $138,452    $42,366     $10,434      $ 2,321     $31,973    $225,546
                                            ========    =======     =======      =======     =======    ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
REVENUES:
Commission and service income............   $ 30,960    $14,843     $ 1,893      $ 1,615     $   (13)   $ 49,298
Property and casualty premiums earned....     18,337        (34)      3,976           --         483      22,762
All other income.........................      5,991         14         655           --       2,697       9,357
                                            --------    -------     -------      -------     -------    --------
    Total revenues.......................     55,288     14,823       6,524        1,615       3,167      81,417
                                            --------    -------     -------      -------     -------    --------
EXPENSES:
Losses and loss adjustment expenses......     20,759        837       2,249           --       1,424      25,269
All other expenses.......................     35,290     14,319       6,394        1,233       1,290      58,526
                                            --------    -------     -------      -------     -------    --------
    Total expenses.......................     56,049     15,156       8,643        1,233       2,714      83,795
                                            --------    -------     -------      -------     -------    --------
(LOSS) INCOME FROM OPERATIONS BEFORE
  (PROVISION) BENEFIT FOR INCOME TAXES
  AND EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..............................       (761)      (333)     (2,119)         382         453      (2,378)
(Provision) benefit for income taxes.....        (53)       (25)         29           --         134          85
                                            --------    -------     -------      -------     -------    --------
(LOSS) INCOME FROM OPERATIONS BEFORE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..............................       (814)      (358)     (2,090)         382         587      (2,293)
Effect of change in accounting
  principle..............................         --         --          --           --        (601)       (601)
                                            --------    -------     -------      -------     -------    --------
NET (LOSS) INCOME........................   $   (814)   $  (358)    $(2,090)     $   382     $   (14)   $ (2,894)
                                            ========    =======     =======      =======     =======    ========

                                                                  AS OF DECEMBER 31, 1998
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
TOTAL ASSETS.............................   $200,709    $53,811     $23,684      $ 5,862     $11,497    $295,563
                                            ========    =======     =======      =======     =======    ========
LIABILITIES:
  Losses and loss adjustment expenses....   $ 73,782    $ 8,127     $ 1,772      $    --     $36,295    $119,976
  Unearned premiums......................     41,707     22,689       7,974           --         168      72,538
  All other liabilities..................     43,977     11,791       5,189        1,285       2,519      64,761
                                            --------    -------     -------      -------     -------    --------
    Total liabilities....................   $159,466    $42,607     $14,935      $ 1,285     $38,982    $257,275
                                            ========    =======     =======      =======     =======    ========

NOTE 14 REINSURANCE

    The Company's property and casualty insurance operations include a retained risk component and a servicing carrier component. A significant percentage of the risk business is ceded through several reinsurance programs including pro-rata and excess of loss. In its servicing carrier operation, premiums

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 14 REINSURANCE (CONTINUED)
are ceded entirely to the applicable state's reinsurance facility or to the NFIP. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows:

                                          2000                    1999                    1998
                                  ---------------------   ---------------------   ---------------------
                                   WRITTEN     EARNED      WRITTEN     EARNED      WRITTEN     EARNED
                                  ---------   ---------   ---------   ---------   ---------   ---------
Direct.........................   $ 125,018   $ 141,243   $ 168,606   $ 177,749   $ 181,574   $ 163,485
Assumed........................       1,185       1,426       4,863       5,233       9,831       6,920
Ceded..........................    (101,806)   (117,532)   (127,248)   (129,638)   (159,179)   (147,643)
                                  ---------   ---------   ---------   ---------   ---------   ---------
Net............................   $  24,397   $  25,137   $  46,221   $  53,344   $  32,226   $  22,762
                                  =========   =========   =========   =========   =========   =========

    Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency. Amounts due from reinsurance companies for unearned premiums, unpaid losses and LAE, and paid losses and LAE are as follows:

                                                              2000       1999
                                                            --------   --------
Unearned premiums.........................................  $40,997    $56,724
Unpaid losses and LAE.....................................   50,012     74,017
Paid losses and LAE.......................................   14,031     18,528
                                                            =======    =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 14 REINSURANCE (CONTINUED)
    A summary of the Company's reinsurance recoverable on paid and unpaid losses and LAE, as well as its prepaid reinsurance premiums at December 31, 2000 is as follows:

                                                        REINSURANCE     PREPAID
                                                        RECOVERABLE   REINSURANCE
                                                        -----------   -----------
SC Facility...........................................    $17,630       $ 6,028
NC Facility...........................................     27,474         5,891
NFIP..................................................      1,056        22,739
Swiss Reinsurance Corp................................      6,550             0
Erie Insurance Exchange...............................      2,235         3,665
Insurance Corporation of Hannover.....................        698             4
GE Reinsurance Company................................        748             8
Dorinco Reinsurance Company...........................        762             0
Hartford Fire Insurance Company.......................        487             8
First Excess & Reinsurance Company....................        341             0
Gerling Global Reinsurance Company of America.........        236             7
Scandinavian Reinsurance..............................      3,425         2,600
NAC Re................................................        545             0
Nationwide Mutual Insurance Company...................        135             0
Partner Reinsurance Corporation of the U.S............        137             0
Chartwell Reinsurance Company.........................         97             0
Transatlantic Reinsurance Company.....................         79             0
Sydney Reinsurance Corporation........................         58             0
TIG Re................................................         77             0
Vesta Fire Insurance Corporation......................         23             0
National Reinsurance Corporation......................        150             0
All others............................................      1,100            47
                                                          -------       -------
  Totals..............................................    $64,043       $40,997
                                                          =======       =======

    The Company believes that the balances due from the SC Facility, the NC Facility and the NFIP are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies are also considered fully collectable by the Company.

    With respect to credit concentrations, most of the Company's business activity is with agents and policyholders located within the southeastern United States. There are no other material credit concentrations related to premiums receivable, agents' balances receivable, and premium notes receivable.

NOTE 15 COMMITMENTS AND CONTINGENCIES

    (a) In December 2000, the Company sold its corporate headquarters with a net book value of $2,589 to its majority shareholder and Chairman of the Board of Directors for $4,500, resulting in a gain of $1,892 (see Note 3). Expenses incurred in connection with the sale were $19. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction has been deferred and will be amortized

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 15 COMMITMENTS AND CONTINGENCIES (CONTINUED) into income evenly over the term of the leaseback. Lease expense incurred under this related party lease amounted to $13 in 2000. Approximate minimum future lease payments are as follows:

2001........................................................   $  473
2002........................................................      473
2003........................................................      446
                                                               ------
  Total.....................................................   $1,392
                                                               ======

    The Company and its subsidiaries lease various other office space, computer equipment and automobiles under several operating leases that expire at various times. Lease expense amounted to $1,320, $1,451, and $1,543 in 2000, 1999, and 1998 respectively. Approximate minimum future lease payments under these operating leases at December 31, 2000 are as follows:

2001........................................................   $  896
2002........................................................      671
2003........................................................      474
2004........................................................      142
2005........................................................       80
Thereafter..................................................       --
                                                               ------
  Total.....................................................   $2,263
                                                               ======

    (b) A contingent liability exists with respect to reinsurance placed with other companies (See Note 14).

    (c) The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification from Premium Service Corporation of Columbia ("Premium") and Seibels, Bruce & Company ("SBC") pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SBC and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management is vigorously defending this complaint. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas.

    (d) On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6,000 that it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. On
November 29, 2000, the Company reached a settlement with the sellers of Graward related to certain of these adjustments. In the settlement, the sellers of Graward agreed to cancel four Subordinated Purchase Notes dated May 1, 1998 in the aggregate face amount of $2,700 (see Notes 5 and 8). The Company in turn agreed to dismiss a pending motion and an arbitration demand. Additionally, the Company agreed to issue to the sellers of Graward warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The settlement of these purchase price disputes resulted in a special items gain of $2,700.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 15 COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (e) On March 1, 2000, the Company received a demand from Generali-U.S. Branch ("Generali") for arbitration of claims arising under the April 1995 Agency Agreement between Generali and Graward. Effective February 19, 2001, the Company resolved these arbitration claims. As a result of the settlement, the remaining liabilities assumed upon the acquisition of Graward recorded in the amount of $6,527 were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share (see Note 1). The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527.

    (f) Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina, which claimed it had a potential deficiency of certain South Carolina municipality taxes. Effective April 10, 2000, the Company settled this complaint for $1,525. After reviewing the related reserves established for this potential deficiency, the Company recorded a gain of $902.

    (g) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

NOTE 16 RELATED PARTY TRANSACTIONS

    During the fiscal years ended December 31, 2000, 1999 and 1998, the Company paid a total of $225, $350 and $522, respectively, to SADISCO Corporation ("SADISCO") for salvage and disposal services. Charles H. Powers, chairman of the Company's Board of Directors and member of the Board of Director's Compensation Committee, is the owner and operator of SADISCO.

    On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors (see Note 3). Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal.

    During the years ended December 31, 2000 and 1999, the Company paid a total of $110 and $2 to FHI, Inc. ("FHI"), respectively, for services related to the settlement of certain outstanding litigation. Kenneth W. Pavia, a member of the Company's Board of Directors and member of the Board of Director's Compensation Committee, is the owner of FHI.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 16 RELATED PARTY TRANSACTIONS (CONTINUED)
    The following is a summary of unaudited quarterly information for the years ended December 31, 2000 and 1999:

                                            1ST        2ND        3RD        4TH
                  2000                    QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------  --------   --------   --------   --------
Commission and service income...........  $11,353    $  7,914    $8,818    $ 7,805
Premiums earned.........................    4,464       4,299     9,956      6,418
Net investment income...................      753         604       611        692
Other interest income...................      279         281       315      1,092
Net realized (loss) gain................     (103)       (123)       --          1
Policy fees and other income............    1,444       1,168     1,251        830
Special items...........................       --      16,421        --     (8,283)
Net (loss) income.......................   (2,913)    (21,585)      228      8,909
                                          =======    ========    ======    =======
Basic (loss) income per share...........  $ (0.37)   $  (2.76)   $ 0.02    $  1.13
Diluted (loss) income per share.........    (0.37)      (2.76)     0.02       1.13
                                          =======    ========    ======    =======

    During the first and second quarters of 2000, commission and service income continued a decline that began in the fourth quarter of 1998 and continued throughout 1999 due to decreases in written premium for the SC Facility. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility will commence. Commission and service income showed a sizable increase during the third quarter of 2000 primarily due to normal cyclical fluctuations of the Company's underwriting operations for the NFIP. However, as there was very little hurricane-related claims activity for the 2000 season, commission and service income decreased during the fourth quarter of 2000.

    Premiums earned shows marked overall quarterly reductions when compared to the quarterly results of 1999. This is attributable to the 75% quota share reinsurance agreement the Company placed on its retained risk automobile operations in December 1999. Through June 30, 2000, the Company ceded 75% of its written and earned premium to reinsurers under the agreement. Effective July 1, 2000, and coinciding with the discontinuation of the Company's Nashville and South Carolina automobile operations, this agreement was cancelled for all retained risk automobile operations except those of UIC, who continued operations under the agreement. This accounts for the increase in earned premiums between the second and third quarters of 2000. The decrease in earned premiums for the fourth quarter of 2000 is directly attributable to the runoff of the Company's Nashville and South Carolina automobile operations.

    Other interest income increased in the fourth quarter of 2000 due to the payment of approximately $800 by the SC Facility of time value of money consideration on recoupment premiums the Company writes for the SC Facility. This activity is calculated by the SC Facility and communicated to its servicing carriers on an irregular basis. The Company records all normal interest income on a monthly basis from the SC Facility.

    In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors, resulting in a gain of $1,892. Concurrent with this transaction, the

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 16 RELATED PARTY TRANSACTIONS (CONTINUED)
Company leased the property back for a fixed period of three years without an option for renewal. The entire gain resulting from this transaction has been deferred and excluded from the 2000 statements of operations and will be amortized into income evenly over the term of the leaseback.

    The Company's primary source of policy fees has been its Nashville operations. Towards the end of 1999, the Company undertook several initiatives to improve that operation's unfavorable loss and operating expense ratios. These initiatives included an agent profitability review, more stringent underwriting guidelines and implementation of underwriting expense cost control measures. The initiatives had the effect of reducing the operation's premium volume and, as a result, policy fees began to decline. The Nashville operations were discontinued at the end of the second quarter of 2000. Therefore, by the end of the fourth quarter of 2000 policy fees showed a significant decline.

    In June 2000, the Company's Board of Directors approved and the Company announced a restructuring plan (the "Restructuring Plan") centering on the discontinuation of its Nashville operations. The Restructuring Plan will be substantially completed by December 31, 2001 and includes approximately $16,421 in special items charges, including $14,915 of goodwill, $580 of fixed assets directly associated with the Nashville operation and $183 of deferred financing costs. The cash requirements of the Restructuring Plan were originally estimated to be approximately $743 and will be substantially expended by March 31, 2001. In December 2000, the estimated cost of the restructuring plan was adjusted downward by $56.

    On November 29, 2000, the Company reached a settlement with the sellers of Graward related to certain purchase price adjustments. In the settlement, the sellers of Graward agreed to cancel four Subordinated Purchase Notes dated
May 1, 1998 in the aggregate face amount of $2,700. The Company in turn agreed to dismiss a pending motion and an arbitration demand. Additionally, the Company agreed to issue to the sellers of Graward warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The settlement of these purchase price disputes resulted in a special items gain of $2,700 recorded in the fourth quarter of 2000.

    Effective February 19, 2001, the Company reached a settlement with respect to liabilities assumed upon the acquisition of Graward recorded in the amount of $6,527 which were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share (see Note 15). The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527 recorded in the fourth quarter of 2000.

                                            1ST        2ND        3RD        4TH
                  1999                    QUARTER    QUARTER    QUARTER    QUARTER
----------------------------------------  --------   --------   --------   --------
Commission and service income...........  $12,425    $ 9,992    $11,595    $11,640
Premiums earned.........................   10,530     12,229     16,003     14,582
Net investment income...................      730        648        686        771
Other interest income...................      358        323        367        337
Net realized gain.......................       --         11        189        138
Policy fees and other income............    1,183        989      1,266      1,341
Net income (loss).......................    1,915     (2,819)         3     (6,635)
                                          =======    =======    =======    =======
Basic income (loss) per share...........  $  0.25    $ (0.36)   $  0.00    $ (0.86)
Diluted income (loss) per share.........     0.25      (0.36)      0.00      (0.86)
                                          =======    =======    =======    =======

    During the first and second quarters of 1999, commission and service income continued a decline that began in the fourth quarter of 1998 due to decreases in written premium for the SC Facility (see above). Commission and service income showed significant increases in the third and fourth quarters of 1999 over the second quarter of 1999 due to a significant increase in hurricane-related claims for the SC Facility, the NC Facility and the NFIP.

    Premiums earned continued the upward trend experienced throughout 1998 for the first three quarters of 1999 due to the Company's planned growth of its nonstandard automobile and commercial lines programs. Largely contributing to this premium growth was a full nine months of operations with its affiliated Managing General Agent (Graward) in 1999 versus a partial year of operations in 1998. Premiums earned decreased during the fourth quarter of 1999 due to the Company's shift of focus from overall premium growth to strengthening the quality of its existing of business. The net losses experienced in the fourth quarter of 1999 are primarily related to the Company's automobile business. High loss and expense ratios in the Company's Nashville operations, coupled with an unsuccessful attempt to consolidate two of the automobile operations, caused significant losses in both the Nashville and North Carolina operations. Furthermore, extreme growth and high loss ratios typically associated with a new book of business caused significant losses in the Company's South Carolina automobile operations. Several initiatives were undertaken during the fourth quarter of 1999, all of which were designed to improve existing loss and underwriting expense ratios. These initiatives included an agent profitability review, more stringent underwriting guidelines, and implementation of underwriting expense cost control measures.

    Included in the third quarter net realized gain is the realized gain on the sale of one of the Company's buildings of $206. During the fourth quarter of 1999, the Company sold one of its insurance company subsidiaries, realizing a gain of $243.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

NAME                                     AGE      POSITION
----                                   --------   --------
Steven M. Armato.....................     49      Vice President of Human Resources of certain
                                                  subsidiaries since 1993. Employed by the Company since
                                                  April 1981.
Michael A. Culbertson................     52      Vice President of certain subsidiaries since December
                                                  1995. Previously held position of Senior Vice President
                                                  of the Company from 1995-1999 and Vice President of
                                                  Claims from June 1993 until June 1995. Employed by the
                                                  Company in various claims capacities since December
                                                  1974.
Wayne A. Fletcher....................     49      Vice President and Director of Business Development for
                                                  certain subsidiaries since 1997. From 1994 to 1997, Mr.
                                                  Fletcher served as President of Bankers Underwriters,
                                                  Inc., a subsidiary of Banker's Insurance Group.
John F. Gibson.......................     50      Director, President and Chief Operating Officer for
                                                  certain subsidiaries since 1994.
Franklin D. Hutchinson...............     64      Vice President of certain subsidiaries since June 1999.
                                                  Employed by the Company since October 1998. From June
                                                  1998 until October 1998, Mr. Hutchinson served as a
                                                  consultant for the South Carolina Department of
                                                  Insurance and from 1979 through May 1998 was employed by
                                                  Unisun Insurance Company.
Stephen T. Harding...................     39      Vice President for certain subsidiaries since April 1998
                                                  after joining the Company in 1996 as South Carolina
                                                  Reinsurance Facility Underwriting and Customer Service
                                                  Manager. Mr. Harding was previously employed by GEICO
                                                  from 1988 to 1996.
S. Melinda Hydrick...................     42      Vice President of certain subsidiaries since March 1999.
                                                  Employed by the Company since November 1988.
Robert J. Kearns.....................     59      Executive Vice President of certain subsidiaries since
                                                  July 2000. Employed by the Company since May 1999. From
                                                  1997 to 1999, Mr. Kearns served as Assistant Vice
                                                  President of Claims for Permanent General Assurance
                                                  Corporation and from 1990 to 1996 served as Vice
                                                  President of Claims for Superior Insurance Company.
Kenneth W. Marter....................     39      Chief Financial Offer of the Company and certain
                                                  subsidiaries since November 2000. Also serves as a
                                                  Director for certain subsidiaries. Treasurer of the
                                                  Company and certain subsidiaries since July 1998. Mr.
                                                  Marter had served as Controller since December 1997 and
                                                  Director of Finance since November 1996. Previously, Mr.
                                                  Marter was Director of Finance with Air South Airlines,
                                                  Inc. from July 1994 to October 1996.

NAME                                     AGE      POSITION
----                                   --------   --------
Matthew P. McClure...................     31      General Counsel and Corporate Secretary of the Company
                                                  and certain subsidiaries since July 1998. Elected Vice
                                                  President in 1999. Also serves as a Director for certain
                                                  subsidiaries. Previously served as Assistant Secretary
                                                  and Legal Counsel since November 1996. Prior to joining
                                                  the Company, Mr. McClure was Manager of Financial
                                                  Planning with Air South Airlines, Inc. from July 1995 to
                                                  May 1996 and employed by the South Carolina Fifth
                                                  Judicial Circuit solicitor from May 1993 to July 1995.
John E. Natili.......................     54      President and Chief Executive Officer of the Company
                                                  since January 2001. President and Chief Executive
                                                  Officer of certain subsidiaries since May 2000.
                                                  Executive Vice President and Chief Operating Officer of
                                                  the Company since May 2000. Mr. Natili joined the
                                                  Company in February of 1999 as vice president of claims.
                                                  Previously, he served as President and Chief Executive
                                                  Officer of Unisun Insurance Company in Charleston, South
                                                  Carolina. Prior to that he was executive vice president
                                                  and chief operating officer after having served since
                                                  1991 in various executive-level positions for that
                                                  company.
Bryan D. Rivers......................     32      Controller of the Company and certain subsidiaries since
                                                  June 1999. Prior to joining the Company, Mr. Rivers was
                                                  employed for eight years by Arthur Andersen LLP in
                                                  Columbia, South Carolina. While with Arthur Andersen
                                                  LLP, Mr. Rivers served as the Company's Audit Senior for
                                                  two years and then as Audit Manager for two years. Mr.
                                                  Rivers is a Certified Public Accountant.

    Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Company required by Item 10 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000.

    For information pertaining to Executive Officers of the Company, as required by Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K. Refer to the "Executive Officers of the Registrant" section of Part I of this document.

    Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated to by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference for the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

    The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

    Report of Independent Public Accountants--Arthur Andersen LLP

    Consolidated Balance Sheets--As of December 31, 2000 and 1999.

    Consolidated Statements of Operations--For the years ended December 31, 2000, 1999 and 1998.

    Consolidated Statements of Changes in Shareholders' Equity--For the years ended December 31, 2000, 1999 and 1998.

    Consolidated Statements of Cash Flows--For the years ended December 31, 2000, 1999 and 1998.

    The Notes to Consolidated Financial Statements included in Item 8 pertain both to the consolidated financial statements listed above and the condensed financial information of the Registrant included in Schedule II under Item 14(d).

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

4.1 The rights of the Company's equity security holders are defined in the Company's Articles of Incorporation, as restated, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10- K, Exhibit 3.1, for the year ended December 31, 1999. See Exhibit 3.1.

4.2 Form of the certificate of the Company's Common Stock, par value $1.00 per share, incorporated herein by reference to the Registrant's Registration Statement on Form S-2 (File
           No. 333-24081).

10.1 South Carolina Insurance Company Employee's Profit Sharing and Savings Plan, dated June 30, 1992, as amended January 4,
           1993, incorporated herein by reference to the Annual Report on Form 10-K(10)(9)-9, for the year ended December 31, 1992.
           Amendments dated June 2, 1993, April 21, 1994, July 1, 1994,
           July 1, 1995, July 1, 1996 and September 26, 1997,
           incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.1, for the year ended December 31,
           1997. Amendment dated March 16, 1998, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.1, for the year ended December 31, 1998. Amendments dated April
           16, 1999 and September 1, 2000.

10.2 Stock Purchase Agreement, dated January 29, 1996, by and between the Registrant and Charles H. Powers and Walker S.
           Powers, and amendment thereto, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number
           0001005150-96-000127, accepted May 9, 1996.

10.3 Stock Option Agreement, dated January 30, 1996, by and between the Registrant and Charles H. Powers, Walker S.
           Powers and Rex and Jane Huggins, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-008804, accession number
           0001005150-96-00127, accepted May 9, 1996.

10.4 Stock Purchase Agreement, dated March 28, 1996, by and between the Registrant and Fred C. Avent, Frank H. Avent and
           PepsiCo of Florence, incorporated herein by reference to submission Form S-2, filing date October 15, 1996, file number 333-14123, accession number 0000276380-96-00017, accepted October 15, 1996.

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

10.9       The Seibels Bruce Group, Inc. 1995 Stock Option Plan for
           Independent Agents, dated June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date May 10, 1996, file number 000-08804, accession number
           0001005150-96-000127, accepted May 9, 1996.

10.10      The Seibels Bruce Group, Inc. 1995 Stock Option Plan for
           Non- Employee Directors, dated June 14, 1996, incorporated herein by reference to submission DEF 14-A, filing date
           May 10, 1996, file number 000-08804, accession number
           0001005150-96-000127, accepted May 9, 1996. Amendment dated
           November 11, 1999. Amendment thereto incorporated herein by reference to submission DEF 14-A, filing date April 5, 2000, file number 000-08804, accession number
           0000912057-00-016186.

10.11      Agreement, dated October 1, 1994, by and between Catawba
           Insurance Company and the SC Facility, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit
           10.12, for the year ended December 31, 1996.

10.12 Managing General Agent Agreement, dated January 1, 1996, by and between Seibels, Bruce & Company and Agency Specialty of
           Kentucky, Inc. and Generali -- US Branch, incorporated herein by reference to the Annual Report, Exhibit 10.13, for the year ended December 31, 1996. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.13      Termination Agreement, dated August 27, 1997, by and between
           Seibels Bruce & Company and Agency Specialty of Kentucky,
           Inc. and Generali -- US Branch, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 1997.

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

23.1       Consent of Arthur Andersen LLP.

28.1 Schedule P of Annual Report on Form 10-K/405 for the fiscal year ended December 31, 2000, incorporated herein by reference to Form SE, dated March 30, 2001.

(B) REPORTS ON FORM 8-K.

(i) Form 8-K filed with the Securities and Exchange Commission on November 14, 2000 to report the delisting of the Company's common stock from the Nasdaq National Market effective with the close of business on November 13, 2000.

(ii) Form 8-K filed with the Securities and Exchange Commission on November 29, 2000, to report a settlement with the sellers of Graward General Companies, Inc. related to an acquisition dispute.

(C) AND (D) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    The applicable exhibits and financial statement schedules are included immediately after the signature pages.

    For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Numbers 333-65537, 333-14135, 333-15457, 2-70057, 2-83595, 33-34973, 33-43618,
33-43601, and 2-48782, as amended.

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

Date: March 29, 2001                   By   /s/ CHARLES H. POWERS
                                            --------------------------------------------------------
                                            Charles H. Powers
                                            CHAIRMAN OF THE BOARD AND DIRECTOR

Date: March 29, 2001                   By   /s/ JOHN E. NATILI
                                            --------------------------------------------------------
                                            John E. Natili
                                            PRESIDENT AND CEO

Date: March 29, 2001                   By   /s/ FRANK H. AVENT
                                            --------------------------------------------------------
                                            Frank H. Avent
                                            DIRECTOR

Date: March 29, 2001                   By   /s/ A. CRAWFORD CLARKSON, JR.
                                            --------------------------------------------------------
                                            A. Crawford Clarkson, Jr.
                                            DIRECTOR

Date: March 29, 2001                   By   /s/ CLAUDE E. MCCAIN
                                            --------------------------------------------------------
                                            Claude E. McCain
                                            DIRECTOR

Date: March 29, 2001                   By   /s/ KENNETH W. PAVIA
                                            --------------------------------------------------------
                                            Kenneth W. Pavia
                                            DIRECTOR

Date: March 29, 2001                   By   /s/ JOHN P. SEIBELS
                                            --------------------------------------------------------
                                            John P. Seibels
                                            DIRECTOR

Date: March 29, 2001                   By   /s/ GEORGE R.P. WALKER, JR.
                                            --------------------------------------------------------
                                            George R.P. Walker, Jr.
                                            DIRECTOR

Date: March 29, 2001                   By   /s/ BRYAN D. RIVERS
                                            --------------------------------------------------------
                                            Bryan D. Rivers
                                            CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
           SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                            AS OF DECEMBER 31, 2000
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                     BALANCE
                                                              AMORTIZED    MARKET     SHEET
                                                                COST       VALUE      VALUE
                                                              ---------   --------   --------
ITEM 7. DEBT SECURITIES*
Bonds:
  U.S. Government and government agencies and authorities...   $14,852    $15,009    $15,009
  State, municipalities and political subdivisions..........       375        383        383
  Corporate bonds...........................................    16,369     16,598     16,598
                                                               -------    -------    -------
                                                                31,596     31,990     31,990
CASH AND SHORT-TERM INVESTMENTS.............................    10,410     10,410     10,410
                                                               -------    -------    -------
                                                               $42,006    $42,400    $42,400
                                                               =======    =======    =======

------------------------

* Debt securities are classified as debt securities available for sale and are valued at market.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                                 BALANCE SHEETS
                               AS OF DECEMBER 31,
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Cash and short-term investments.............................  $     --   $    127
Investment in subsidiary companies*.........................    22,912     39,591
Other investments...........................................     1,317      1,317
Property and equipment, net.................................       285        498
Intercompany receivables*...................................     1,110      1,605
Other assets................................................       333        843
                                                              --------   --------
    Total assets............................................  $ 25,957   $ 43,981
                                                              ========   ========
LIABILITIES
Book overdraft..............................................  $     11   $     --
Payable to Generali--U.S. Branch............................     1,000         --
Notes payable...............................................    10,159     12,286
Intercompany payable*.......................................        --      2,247
Other liabilities...........................................        95        191
                                                              --------   --------
    Total liabilities.......................................    11,265     14,724
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
  Issued and outstanding 220,000 shares of cumulative $0.62, convertible, redeemable, nonvoting, special preferred
  stock, redemption value $2,200............................     2,200      2,200
Issued and outstanding 50,000 shares of cumulative $0.625,
  convertible, redeemable, nonvoting, special preferred
  stock, redemption value $500..............................       500        500
                                                              --------   --------
    Total special stock.....................................     2,700      2,700
                                                              --------   --------
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares in
  2000 and 1999, issued and outstanding 7,831,690 and
  7,831,398 shares in 2000 and 1999, respectively...........     7,832      7,831
Additional paid-in-capital..................................    61,989     61,988
Accumulated other comprehensive income......................       357       (605)
Accumulated deficit.........................................   (58,186)   (42,657)
                                                              --------   --------
    Total shareholders' equity..............................    11,992     26,557
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $ 25,957   $ 43,981
                                                              ========   ========

------------------------

* Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED DECEMBER 31,
(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Management fees*..........................................  $  2,985   $ 2,268    $ 1,253
  Other.....................................................        14        44        590
                                                              --------   -------    -------
    Total revenues..........................................     2,999     2,312      1,843
                                                              --------   -------    -------
Expenses:
  Interest..................................................     1,191     1,100        865
  Other.....................................................     2,070     1,124      1,058
                                                              --------   -------    -------
    Total expenses..........................................     3,261     2,224      1,923
                                                              --------   -------    -------
(Loss) income before tax benefit and equity in undistributed
  loss of subsidiaries......................................      (262)       88        (80)
Tax benefit.................................................       105       587         85
                                                              --------   -------    -------
(Loss) income before equity in undistributed loss of
  subsidiaries..............................................      (157)      675          5
Equity in undistributed loss of subsidiaries*...............   (15,204)   (8,211)    (2,899)
                                                              --------   -------    -------
Net loss....................................................  $(15,361)  $(7,536)   $(2,894)
                                                              ========   =======    =======
Basic loss per share:
  Net loss..................................................  $  (1.98)  $ (0.99)   $ (0.39)
  Weighted average shares outstanding.......................     7,832     7,774      7,763
                                                              ========   =======    =======
Diluted loss per share:
  Net loss..................................................  $  (1.98)  $ (0.99)   $ (0.39)
  Weighted average shares outstanding.......................     7,832     7,774      7,763
                                                              ========   =======    =======

------------------------

* Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED DECEMBER 31,
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Common stock:
  Beginning of year.........................................  $  7,831   $  7,773   $  7,731
  Stock issued under stock option plans.....................         1         58         42
                                                              --------   --------   --------
  End of year...............................................  $  7,832   $  7,831   $  7,773
                                                              --------   --------   --------
Additional paid-in-capital:
  Beginning of year.........................................  $ 61,988   $ 61,861   $ 61,665
  Stock issued under stock option plans.....................         1        127        196
                                                              --------   --------   --------
  End of year...............................................  $ 61,989   $ 61,988   $ 61,861
                                                              --------   --------   --------
Accumulated other comprehensive income:
  Beginning of year.........................................  $   (605)  $    907   $     47
  Change during the year....................................       962     (1,512)       860
                                                              --------   --------   --------
  End of year...............................................  $    357   $   (605)  $    907
                                                              --------   --------   --------
Accumulated deficit:
  Beginning of year.........................................  $(42,657)  $(34,953)  $(31,899)
  Net loss..................................................   (15,361)    (7,536)    (2,894)
  Dividends on special stock................................      (168)      (168)      (160)
                                                              --------   --------   --------
  End of year...............................................  $(58,186)  $(42,657)  $(34,953)
                                                              --------   --------   --------
    Total shareholders' equity..............................  $ 11,992   $ 26,557   $ 35,588
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31,
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(15,361)  $(7,536)   $ (2,894)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
      Equity in undistributed loss of subsidiaries, net.....    15,078     8,154       2,507
      Depreciation and amortization.........................       336       245          62
      Net realized loss (gain) on sale of property and
        equipment...........................................         1       (11)         (4)
      Changes in assets and liabilities.....................     2,112     5,579      (2,445)
                                                              --------   -------    --------
      Net cash provided by (used in) operating activities...     2,166     6,431      (2,774)
                                                              --------   -------    --------
Cash flows from investing activities:
  Proceeds from property and equipment sold.................        --        12           4
  Purchases of property and equipment.......................        --      (420)       (124)
  Purchases of investments..................................        --        --        (300)
  Cost of/additional investment in subsidiaries.............        --    (5,044)     (9,812)
                                                              --------   -------    --------
    Net cash used in investing activities...................        --    (5,452)    (10,232)
                                                              --------   -------    --------
Cash flows from financing activities:
  Issuance of capital stock.................................         2       185         238
  Net (repayment) proceeds from issuance of debt............    (2,127)   (1,264)     13,060
  Dividends paid............................................      (168)     (168)       (160)
                                                              --------   -------    --------
    Net cash (used in) provided by financing activities.....    (2,293)   (1,247)     13,138
                                                              --------   -------    --------
Net (decrease) increase in cash and short-term
  investments...............................................      (127)     (268)        132
Cash and short-term-investments, beginning of year..........       127       395         263
Cash and short-term-investments, end of year................  $     --   $   127    $    395
                                                              ========   =======    ========
Supplemental cash flow information:
  Interest paid.............................................  $  1,077   $ 1,076    $    922
  Income taxes paid.........................................        --        --          39
                                                              ========   =======    ========
Non-cash financing activities:
  Acquisitions:
    Cash paid, net of cash acquired.........................  $     --   $    --    $ (5,598)
    Issuance of debt........................................        --        --      (2,700)
    Preferred stock issued..................................        --        --        (500)
    Assets acquired.........................................        --        --      17,563
    Liabilities assumed.....................................        --        --     (27,247)
                                                              --------   -------    --------
    Goodwill................................................  $     --   $    --    $(18,482)
                                                              ========   =======    ========

   The accompanying notes are an integral part of these financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                          (DOLLARS SHOWN IN THOUSANDS)

                                                         FUTURE POLICY                                 NET
                                            DEFERRED       BENEFITS,                               INVESTMENT      BENEFITS,
                                             POLICY      CLAIMS, LOSSES                             INCOME(1)    CLAIMS, LOSSES
                                           ACQUISITION      AND LOSS       UNEARNED     PREMIUM     AND OTHER    AND SETTLEMENT
                                              COSTS         EXPENSES       PREMIUMS     REVENUE      INCOME         EXPENSES
                                           -----------   --------------   ----------   ---------   -----------   --------------
YEAR ENDED DECEMBER 31, 2000:
Property and casualty insurance..........    $  400         $ 85,833       $46,053      $25,137      $3,685         $24,445
Credit life insurance....................        --               --            --           --         342              --
Commission and service activities........        --               --            --           --       3,562              --
Other....................................        --               --            --           --       1,731              --
                                             ------         --------       -------      -------      ------         -------
    Total................................    $  400         $ 85,833       $46,053      $25,137      $9,320         $24,445
                                             ======         ========       =======      =======      ======         =======
YEAR ENDED DECEMBER 31, 1999:
Property and casualty insurance..........    $1,373         $113,850       $62,520      $53,344      $3,287         $46,010
Credit life insurance....................        --               31            --           --         170              --
Commission and service activities........        --               --            --           --       3,059              --
Other....................................        --               --            --           --       2,483              --
                                             ------         --------       -------      -------      ------         -------
    Total................................    $1,373         $113,881       $62,520      $53,344      $8,999         $46,010
                                             ======         ========       =======      =======      ======         =======
YEAR ENDED DECEMBER 31, 1998:
Property and casualty insurance..........    $2,472         $119,976       $72,538      $22,762      $3,362         $25,269
Credit life insurance....................        --               68            22           13         278             (46)
Commission and service activities........        --               --            --           --       3,283              --
Other....................................        --               --            --           --       2,367              --
                                             ------         --------       -------      -------      ------         -------
    Total................................    $2,472         $120,044       $72,560      $22,775      $9,290         $25,223
                                             ======         ========       =======      =======      ======         =======


                                            AMORTIZATION OF       OTHER
                                            DEFERRED POLICY     OPERATING    PREMIUMS
                                           ACQUISITION COSTS   EXPENSES(1)    WRITTEN
                                           -----------------   -----------   ---------
YEAR ENDED DECEMBER 31, 2000:
Property and casualty insurance..........       $25,003          $ 7,397      $24,397
                                                                              =======
Credit life insurance....................            --               --
Commission and service activities........            --           14,408
Other....................................            --            4,656
                                                -------          -------
    Total................................       $25,003          $26,461
                                                =======          =======
YEAR ENDED DECEMBER 31, 1999:
Property and casualty insurance..........       $33,721          $15,637      $46,221
                                                                              =======
Credit life insurance....................            --               --
Commission and service activities........            --           10,201
Other....................................            --            9,047
                                                -------          -------
    Total................................       $33,721          $34,885
                                                =======          =======
YEAR ENDED DECEMBER 31, 1998:
Property and casualty insurance..........       $10,222          $29,081      $32,226
                                                                              =======
Credit life insurance....................            15               54
Commission and service activities........            --            8,240
Other....................................            --            9,448
                                                -------          -------
    Total................................       $10,237          $46,823
                                                =======          =======

------------------------------

(1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                          PERCENTAGE
                                                    CEDED TO     ASSUMED                  OF AMOUNT
                                          GROSS       OTHER     FROM OTHER                ASSUMED TO
                                         AMOUNT*    COMPANIES   COMPANIES    NET AMOUNT   NET AMOUNT
                                         --------   ---------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2000:
Credit life insurance in force.........  $     --   $     --      $   --      $    --         0.0%
                                         ========   ========      ======      =======        ====
  Premiums earned:
  Property/casualty insurance..........  $141,243   $117,532      $1,426      $25,137         5.7%
  Credit life insurance................        --         --          --           --          --
  Accident/health insurance............        --         --          --           --          --
                                         --------   --------      ------      -------        ====
    Total..............................  $141,243   $117,532      $1,426      $25,137
                                         ========   ========      ======      =======
YEAR ENDED DECEMBER 31, 1999:
Credit life insurance in force.........  $    203   $     --      $   --      $   203         0.0%
                                         ========   ========      ======      =======        ====
  Premiums earned:
  Property/casualty insurance..........  $177,749   $129,638      $5,233      $53,344         9.8%
  Credit life insurance................        --         --          --           --          --
  Accident/health insurance............        --         --          --           --          --
                                         --------   --------      ------      -------        ====
    Total..............................  $177,749   $129,638      $5,233      $53,344
                                         ========   ========      ======      =======
YEAR ENDED DECEMBER 31, 1998:
Credit life insurance in force.........  $    489   $     --      $   --      $   489         0.0%
                                         ========   ========      ======      =======        ====
  Premiums earned:
  Property/casualty insurance..........  $163,485   $147,643      $6,920      $22,762        30.4%
  Credit life insurance................        13         --          --           13          --
  Accident/health insurance............        --         --          --           --          --
                                         --------   --------      ------      -------        ====
    Total..............................  $163,498   $147,643      $6,920      $22,775
                                         ========   ========      ======      =======

------------------------

* Includes amount written as designated carrier for two state sponsored automobile facilities, a homeowners residual market and the WYO National Flood Insurance Program.

                         THE SEIBELS BRUCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLARS SHOWN IN THOUSANDS)

                                                      BALANCE AT                             BALANCE AT
                                                     BEGINNING OF                              END OF
                                                         YEAR       ADDITIONS   DEDUCTIONS      YEAR
                                                     ------------   ---------   ----------   ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for uncollectable:
  Agents' balances receivable......................     $4,247       $ 1,128     $   (595)     $4,780
  Other receivables................................         --            --           --          --
  Premium notes receivable.........................        393             7           --         400
  Restructuring accrual............................         --        16,365      (16,089)        276
                                                        ======       =======     ========      ======
YEAR ENDED DECEMBER 31, 1999
Allowance for uncollectable:
  Agents' balances receivable......................     $2,694       $ 2,789     $ (1,236)     $4,247
  Other receivables................................         --            --           --          --
  Premium notes receivable.........................        241           152           --         393
                                                        ======       =======     ========      ======
YEAR ENDED DECEMBER 31, 1998
Allowance for uncollectable:
  Agents' balances receivable......................     $  957       $ 2,885*    $ (1,148)     $2,694
  Other receivables................................         63            --          (63)         --
  Premium notes receivable.........................        301            15          (75)        241
                                                        ======       =======     ========      ======

------------------------

* Includes $1,889 acquired with the purchase of Graward.

                         THE SEIBELS BRUCE GROUP, INC.
                SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                          (DOLLARS SHOWN IN THOUSANDS)

                                                RESERVES FOR    DISCOUNT, IF                                NET
                                  DEFERRED     UNPAID CLAIMS        ANY,                                INVESTMENT
                                   POLICY        AND CLAIM        DEDUCTED                              INCOME AND
                                 ACQUISITION    ADJUSTMENTS          IN         UNEARNED     EARNED        OTHER
                                    COSTS         EXPENSES       COLUMN C*      PREMIUMS    PREMIUMS      INCOME
                                 -----------   --------------   ------------   ----------   ---------   -----------
Year Ended December 31, 2000...    $  400         $ 85,833         $   --       $46,053      $25,137      $3,685
                                   ======         ========         ======       =======      =======      ======
Year Ended December 31, 1999...    $1,373         $113,850         $   --       $62,520      $53,344      $3,287
                                   ======         ========         ======       =======      =======      ======
Year Ended December 31, 1998...    $2,472         $119,976         $   --       $72,538      $26,762      $3,362
                                   ======         ========         ======       =======      =======      ======

                                     CLAIMS AND
                                        CLAIM
                                     ADJUSTMENTS
                                      EXPENSES
                                      INCURRED         AMORTIZATION
                                     RELATED TO:       OF DEFERRED    PAID CLAIMS
                                 -------------------      POLICY       AND CLAIM
                                 CURRENT     PRIOR     ACQUISITION    ADJUSTMENTS   PREMIUMS
                                   YEAR      YEARS        COSTS        EXPENSES      WRITTEN
                                 --------   --------   ------------   -----------   ---------
Year Ended December 31, 2000...  $22,090    $ 2,355      $25,003        $28,457      $24,397
                                 =======    =======      =======        =======      =======
Year Ended December 31, 1999...  $47,250    $(1,240)     $33,721        $42,499      $46,221
                                 =======    =======      =======        =======      =======
Year Ended December 31, 1998...  $24,450    $   819      $10,222        $28,101      $32,226
                                 =======    =======      =======        =======      =======

------------------------------

* The Company does not discount loss and LAE reserves.