Form 10-Q
period 2001-03-31
SEIBELS BRUCE GROUP INC
filed 2001-05-10
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March  31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–8804

THE SEIBELS BRUCE GROUP, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57–0672136
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1501 Lady Street (PO Box 1), Columbia, SC	29201(2)
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (803) 748–2000

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at May 10, 2001.

PART I–FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts shown in thousands, except share data)

	(Unaudited)March 31, 2001	December 31, 2000
ASSETS
Investments:
Debt securities, available–for–sale, at market (cost of $30,891 in 2001 and $31,596 in 2000)	$31,750	$31,990
Equity securities, at market (cost of $5,947 in 2001 and $6,344 in 2000)	6,000	6,307
Cash and short–term investments	10,669	10,410
Total cash and investments	48,419	48,707
Accrued investment income	483	749
Premiums and agents' balances receivable, net of allowance for doubtful accounts of $4,297 in 2001 and $4,780 in 2000	1,401	1,637
Premium notes receivable, net of allowance for doubtful accounts of $538 in 2001 and $400 in 2000	5,963	5,260
Reinsurance recoverable on paid losses and loss adjustment expenses	13,603	14,031
Reinsurance recoverable on unpaid losses and loss adjustment expenses	46,228	50,012
Property and equipment, net	556	917
Prepaid reinsurance premiums–ceded business	40,304	40,997
Deferred policy acquisition costs	400	400
Goodwill	4,607	4,638
Other assets	3,444	3,318
Total assets	$165,408	$170,666

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims – retained business	$29,413	$30,574
– ceded business	43,503	46,612
Adjustment expenses – retained business	5,215	5,247
– ceded business	2,725	3,400
Unearned premiums:
Property and casualty – retained business	3,860	5,056
– ceded business	40,304	40,997
Balances due other insurance companies	4,896	4,592
Debt	9,550	10,159
Restructuring accrual	222	276
Other liabilities and deferred items	9,604	9,061
Total liabilities	149,292	155,974
COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 209,000 and 220,000 shares in 2001 and 2000, respectively, of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock, redemption value $2,090	2,090	2,200
Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable nonvoting, special preferred stock, redemption value $500	500	500
Total special stock	2,590	2,700
SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares in 2001 and 2000	7,832	7,832
Additional paid–in–capital	61,989	61,989
Accumulated other comprehensive income	912	357
Accumulated deficit	(57,207)	(58,186)
Total shareholders' equity	13,526	11,992
Total liabilities and shareholders' equity	$165,408	$170,666

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Amounts shown in thousands, except per share amounts)
(Unaudited)

	2001	2000
Commission and service income	$9,152	$11,353
Premiums earned	3,873	4,464
Net investment income	651	752
Other interest income, net	569	280
Net realized loss	(218)	(103)
Policy fees and other income	720	1,444
Total revenue	14,747	18,190
Expenses:
Losses and loss adjustment expenses	2,719	5,777
Policy acquisition costs	5,639	7,825
Interest expense	230	322
Other operating costs and expenses	5,140	7,179
Total expenses	13,728	21,103
Income (loss) from operations, before provision for income taxes	1,019	(2,913)
Provision for income taxes	0	0
Net income (loss)	1,019	(2,913)
Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $0 and $112 for losses included in net income (loss) for the three months ended March 31, 2001 and 2000, respectively	555	318
Comprehensive net income (loss)	$1,574	$(2,595)
Basic earnings (loss) per share:
Net income (loss)	$0.12	$(0.37)
Weighted average shares outstanding	7,832	7,831
Diluted earnings (loss) per share:
Net income (loss)	$0.12	$(0.37)
Weighted average shares outstanding	8,160	7,831

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Amounts shown in thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,019	$(2,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated subsidiaries	397	(43)
(Recovery of) provision for losses on premium notes and premiums and agents’ balances receivable, net	(455)	106
Amortization of deferred policy acquisition costs	5,639	7,825
Depreciation and amortization	174	569
Realized loss on sale of investments, net	0	112
Realized loss (gain) on sale of property and equipment, net	218	(9)
Change in assets and liabilities:
Accrued investment income	266	179
Premiums and agents' balances receivable, net	719	(2,170)
Premium notes receivable, net	(841)	(437)
Reinsurance recoverable on losses and loss adjustment expenses	4,212	16,156
Prepaid reinsurance premiums–ceded business	693	915
Deferred policy acquisition costs	(5,639)	(6,785)
Unpaid losses and loss adjustment expenses	(4,977)	(16,186)
Unearned premiums	(1,889)	(723)
Balances due other insurance companies	304	(3,186)
Accrued restructuring charges	(54)	0
Other, net	408	(6,061)
Net cash provided by (used in) operating activities	194	(12,651)
Cash flows from investing activities:
Proceeds from investments sold or matured	1,790	5,563
Cost of investments acquired	(1,071)	(11,602)
Proceeds from property and equipment sold, net	2	9
Purchases of property and equipment	(7)	(155)
Net cash provided by (used in) investing activities	714	(6,185)
Cash flows from financing activities:
Repayment of debt	(609)	(407)
Dividends paid	(40)	(42)
Net cash used in financing activities	(649)	(449)
Net increase (decrease) in cash and short–term investments	259	(19,285)
Cash and short–term investments, January 1	10,410	26,722
Cash and short–term investments, March 31	$10,669	$7,437

Supplemental cash flow information:
Interest paid	$230	$423
Income taxes paid	0	0

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company's unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10–K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Description of the Business

The Company provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. A significant source of revenue for the Company includes premiums earned from its risk-bearing property and casualty insurance operations. During 2000, however, the Company shifted its emphasis of operations away from its risk-bearing property and casualty insurance operations towards its fee-based products and services, which include the following:

•            South Carolina Reinsurance Facility (SC Facility)

One of the Company’s insurance subsidiaries, Catawba Insurance Company (Catawba), is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility but retains no underwriting risk. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers can still cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility will commence. The South Carolina Associated Auto Insurers Plan (SCAAIP) became effective in March 1999 and will survive the SC Facility. The SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk. However, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

 •           North Carolina Reinsurance Facility (NC Facility)

The NC Facility is a state-sponsored plan for insuring North Carolina drivers outside of the voluntary market. Two of the Company’s insurance subsidiaries, South Carolina Insurance Company (SCIC) and Universal Insurance Company (UIC) derive commission and service income from business they cede to the NC Facility, but retain no underwriting risk.

 •           National Flood Insurance Program (NFIP)

Through its subsidiaries, SCIC and Catawba, the Company continues to be a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company receives commissions and fees from the NFIP, but retains no underwriting risk.

 •           Claims Adjusting and Management Services

The Company receives fee-based income from its catastrophe, property and casualty and automobile claims adjusting services and liability runoff management services. The Company's premium concentration in the catastrophe-heavy Southeast led to the creation of a catastrophe adjusting business, Insurance Network Services, Inc. (INS), to manage the Company's internal claims volume. INS has since extended its services to over 50 third party affiliated and unaffiliated customers and currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting.

 •           Flood Zone Determinations and Compliance Tracking Services

In the first quarter of 1998, the Company purchased America's Flood Services, Inc. (AFS) located in Rancho Cordova, California. AFS offers fee-based flood zone determinations and compliance tracking services to a variety of customers and institutions located throughout the United States.

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

Premiums and agents’ balances receivable and premium notes receivable are carried at historical cost which approximates fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts. Premium notes receivable are generally short-term in nature, with a duration of approximately six months.

The Company’s debt is carried at its outstanding balance, which approximates fair value as a result of its variable market rate of interest.

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

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents’ balances and direct billed balances receivable and premium notes receivable in the amount of approximately $4,835 and $5,180 at March 31, 2001 and December 31, 2000, respectively.

Property and Equipment

Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

Intangible Assets

Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. The Company amortizes goodwill using the straight-line method over a period not to exceed 40 years. Deferred loan costs are the costs associated with issuing long term debt. The costs are amortized over the life of the debt. Intangible assets are continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statement of operations.

Property and Casualty Unpaid Loss and Loss Adjustment Expenses

The liability for property and casualty unpaid losses and loss adjustment expenses (LAE) includes:

 •           An accumulation of case estimates for losses reported prior to the close of the accounting period.

 •           Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.

 •           Estimates of allocated, as well as unallocated, LAE liabilities determined by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis based on past results of paid loss expenses to paid losses.

 •           The deduction of estimated amounts recoverable from salvage, subrogation, and second injury funds.

 •           Estimated losses for reinsurance ceded and assumed.

Management performs a complete review of the above components of the Company's loss reserves to evaluate the adequacy of such reserves. Management believes the reserves are sufficient to prevent prior years' losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001 and the statement had no material impact on its financial position or results of operations.

NOTE 2. INVESTMENTS

The Company’s investments in debt securities are considered available-for-sale securities and carried at market value at March 31, 2001 and December 31, 2000. Unrealized gains and losses on debt securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity.

The Company’s equity securities consist of its investments in Sunshine State Holding Corporation (Sunshine) and QualSure Holding Corporation (QualSure). During the fourth quarter of 1997, the Company invested $854 in Sunshine for an ownership interest of 21.49%. Sunshine owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure for $4,900. QualSure is the holding company parent of QualSure Insurance Corporation, a homeowners take–out insurance company domiciled in the state of Florida. In connection with this investment, the Company's claims adjusting and management services subsidiary, INS, entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates are included in current earnings.

Short-term investments are carried at cost, which approximates market value.

NOTE 3. REINSURANCE ARRANGEMENTS

The Company’s risk-bearing property and casualty insurance operations include the active nonstandard automobile operations of UIC, the runoff nonstandard automobile operations of SCIC, and the active commercial lines operations of SCIC. Since December 31, 1999, UIC has operated under a 75% quota share reinsurance agreement for its risk-bearing nonstandard automobile operations. Effective March 31, 1999 and continuing through March 31, 2000, SCIC operated under a 90% quota share reinsurance agreement for its risk-bearing commercial lines operations. This agreement was amended to become a 70% quota share reinsurance agreement effective April 1, 2000. The Company also carries facultative, excess of loss, catastrophe and umbrella reinsurance on its commercial lines.

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

NOTE 4. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the three months ended March 31, 2001 and 2000 were as follows:

	2001	2000
Deferred at the beginning of the period	$400	$1,373
Costs incurred and deferred during year:
Commissions and brokerage	4,229	5,089
Taxes, licenses and fees	846	1,018
Other	564	678
Total	5,639	6,785
Amortization charged to income during the period	(5,639)	(7,825)
Deferred at the end of the period	$400	$333

NOTE 5. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

Activity in the liability for unpaid losses and LAE for the three months ended March 31, 2001 and 2000 is summarized as follows:

	2001	2000
Liability at the beginning of the period:
Gross liability per balance sheet	$85,833	$113,850
Ceded reinsurance recoverable, classified as an asset	(50,012)	(74,017)
Net liability	35,821	39,833

Provision for claims occurring in the current year	2,701	4,804
Increase in estimated losses and LAE for claims occurring in prior years	18	973
	2,719	5,777
Losses and LAE payments for claims occurring during:
Current year	844	2,104
Prior years	3,068	8,062
	3,912	10,166
Liability for losses and LAE at the end of the year:
Net liability	34,628	35,444
Ceded reinsurance recoverable, classified as an asset	46,228	62,220
Gross liability per balance sheet	$80,856	$97,664

NOTE 6. DEBT

On March 31, 1998, the Company entered into a $15,000 Credit Facility (the Facility) with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Facility and is calculated, at the Company's discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of March 31, 2001, December 31, 2000 and March 31, 2000 was 8.63%, 9.44% and 8.69%, respectively. The Facility is secured by a lien on the assets of the Company. As of March 31, 2001 and December 31, 2000, the outstanding balance under the Facility was $9,550 and $10,159, respectively. The underlying Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of March 31, 2001, the Company was in compliance with all amended covenants.

NOTE 7. SPECIAL STOCK

On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the Special Stock) in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $32 and $34 in special stock dividends for the three months ended March 31, 2001 and 2000, respectively. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares of the Company's common stock. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders.

On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the AFS Special Stock) in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $8 in special stock dividends for the three months ended March 31, 2001 and 2000. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the AFS Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the AFS Special Stock into 1.25 shares of the Company's common stock.

NOTE 8. EARNINGS PER SHARE

In accordance with SFAS 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the reporting period, as adjusted for the dilutive effect of stock options, warrants and convertible preferred stock. The following table shows the computation of earnings per share for the three months ended March 31, 2001 and 2000:

	Income (Numerator)	Shares (Denominator)	Share Amount
For the three months ended March 31, 2001:
Net income	$1,019
Less: Preferred stock dividends	(40)
Basic earnings per share	979	7,832	$0.12
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	0	4
Diluted earnings per share	$1,019	8,160	$0.12

For the three months ended March 31, 2000:
Net loss	$(2,913)
Less: Preferred stock dividends	(42)
Basic and diluted loss per share	$(2,955)	7,831	$(0.37)

NOTE 9. RESTRUCTURING ACCRUAL

In June 2000, the Company announced a restructuring plan (the Restructuring Plan) centering on the discontinuation of its Nashville, Tennessee operations. The Restructuring Plan originally included approximately $16,421 in special charges related primarily to the impairment of long–lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. Restructuring costs included all costs directly related to the Restructuring Plan. Employee termination costs were recognized when benefit arrangements were communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other exit costs resulting from the exit plan that were not associated with and that did not benefit continued activities were recognized at the date of commitment to the exit plan. Other costs directly related to the discontinuation of the Nashville operations that were not eligible for recognition at the commitment date, such as relocation costs and estimated operating costs to be incurred during the runoff period, are being expensed as incurred.

Of the $16,421 original restructuring charge, approximately $15,678 related to the impairment of long-lived assets, including $14,915 of goodwill, $580 of fixed assets directly associated with the Nashville operation and $183 of deferred financing costs. The Company evaluated the recoverability of long-lived assets by determining the recoverability of long-lived assets not held for sale. Management measured the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The recoverability of long-lived assets held for sale were then compared to the asset’s carrying amount less estimated selling costs.

Activity in the restructuring accrual was as follows:

	Impairment of Long-Lived Assets	Severence and Benefits	Contractual Commitment Cancellation	All Other	Total
Initial restructuring plan charge	$15,678	$304	$304	$135	$16,421
Utilization during 2000	(15,678)	(207)	(63)	(141)	(16,089)
Estimate revision	0	(47)	(38)	29	(56)
Balance, December 31, 2000	0	50	203	23	276
Utilization during 2001	0	(50)	0	(4)	(54)
Balance, March 31, 2001	$0	$0	$203	$19	$222

All charges associated with the Restructuring Plan were determined based on the formal plans of management, and approved by the Board of Directors, using the best information available. The amounts ultimately incurred could change as the operations are run off over the rest of 2001.

NOTE 10. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes the personal lines components of UIC’s retained risk nonstandard automobile operations, the runoff operations of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the NFIP, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment includes other runoff operations of the Company, including worker’s compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared revenues and expenses. Shared revenues comprised approximately 3% of total revenues for the three months ended March 31, 2001 and 2000, and shared other expenses comprised approximately 3% and 2% of total expenses for the three months ended March 31, 2001 and 2000. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following table:

	For the ThreeMonths Ended March 31,
	2001	2000
Revenue:
Automobile	$6,689	$10,834
Flood	4,086	3,069
Commercial	1,332	677
Adjusting Services	2,412	3,262
All Other	228	348
Total revenue	$14,747	$18,190

Expenses:
Automobile	$6,453	$13,229
Flood	3,580	3,192
Commercial	553	739
Adjusting Services	2,090	3,143
All Other	1,052	800
Total expenses	$13,728	$21,103

Net income (loss):
Automobile	$236	$(2,395)
Flood	506	(123)
Commercial	779	(62)
Adjusting Services	322	119
All Other	(824)	(452)
Total net income (loss)	$1,019	$(2,913)

The Company's primary operations have historically centered around its Automobile segment, which includes its risk-bearing nonstandard automobile operations in North and South Carolina as well as its fee–based NC Facility, SC Facility and SCAAIP operations. In July 2000, the Company announced its withdrawal from the voluntary nonstandard automobile insurance market in South Carolina due to that operation's higher than acceptable loss ratios and continued strains on the Company's consolidated earnings and resources. The Company continues to operate the other components of its Automobile segment.

OVERVIEW

Financial Condition
	March 31, 2001	December 31, 2000

Total cash and investments	$48,419	$48,707
Total assets	165,408	170,666
Total liabilities	149,292	155,974
Special stock	2,590	2,700
Shareholders' equity	13,526	11,992
Book value per share	1.73	1.53

Results of Operations
	For the Three Months Ended March 31,
	2001	2000

Commission and service income	$9,152	$11,353
Premiums earned	3,873	4,464
Net investment income	651	752
Other interest income, net	569	280
Net realized loss	(218)	(103)
Policy fees and other income	720	1,444
Total revenue	$14,747	$18,190
Income (loss) from operations, before provision for income taxes	$1,019	$(2,913)
Provision for income taxes	0	0
Net income (loss)	$1,019	$(2,913)
Weighted average shares outstanding:
Basic	7,832	7,831
Diluted	8,160	7,831

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

The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of INS, its flood operations, and its operations as a servicing carrier for the SC Facility and the SCAAIP. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company’s flood unit is a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and it offers excess flood insurance as a broker for Lloyd’s of London. As such, the Company receives commissions and fees from the NFIP and Lloyd’s of London, but retains no underwriting risk. The Company’s flood operations also offers flood zone determinations and flood compliance tracking services through its subsidiary, AFS. The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility is currently in runoff; however, the Company may continue to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility will commence. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

The Company’s traditional insurance operations include its North Carolina nonstandard automobile subsidiary, UIC, and its commercial lines operations. UIC writes nonstandard automobile insurance primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums to the NC Facility and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC’s retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. The Company also writes commercial lines insurance, which includes business owner’s policies, commercial package policies and commercial automobile policies. These “main street” policies are sold primarily to small businesses. The Company reinsures its commercial lines through quota share, facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

Commission and Service Income

Commission and service income decreased $2,201, or 19.4%, to $9,152 for the three months ended March 31, 2001 from $11,353 for the three months ended March 31, 2000. The automobile and commercial reporting segments accounted for $2,431 of the overall net decrease, posting commission and service income of $3,201 for the three months ended March 31, 2001, versus $5,632 for the same period of 2000. These decreases are substantially the result of a decrease in the number of policies in the SC Facility, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, are able to renew business in the SC Facility through February 2002. The new SCAAIP provides insurance to drivers unable to obtain coverage in the voluntary market. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date.

The adjusting services segment accounted for another $780 of the overall decrease, posting commission and service income of $1,914 for the three months ended March 31, 2001, versus $2,694 for the same period of 2000. The largest cause of the decrease is due to the active late 1999 hurricane season compared to 2000, which was one of the Company’s lowest years for claims activity on record. Generally, the revenues associated with catastrophe loss administration and adjudication continue for several months past the initial catastrophe, depending upon the severity of the catastrophe. In 1999, hurricanes Floyd and Irene, which made landfall in mid September and mid October 1999, respectively, provided over 5,500 claims for the Company’s adjusting services segment to administer on behalf of third party insurance entities. During the fourth quarter of 1999, the adjusting services unit was operating five different catastrophe offices on the east coast ranging from Florida to New Jersey. The first quarter of 2000 included a significant amount of commission and service income as a result of these operations. However, there was no such activity during the first quarter of 2001.

Commission and service income for the flood reporting segment was $4,032 for the three months ended March 31, 2001, versus $3,027 for the same period of 2000, an increase of $1,005. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes in the amount of 31.7% of gross written premium. Throughout 2000 and continuing through the three months ended March 31, 2001, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company’s NFIP written premium increased $1,858 for the three months ended March 31, 2001 over the same period of 2000. Further, as a result of this premium growth and the retention of its NFIP book of business, the Company received an unanticipated marketing bonus from the NFIP of $553 in March 2001, which was recognized as income during the first quarter.

The remaining $5 increase in commission and service income came from all other operations.

Premiums Earned

Net premiums earned decreased $591, or 13.2%, to $3,873 for the three months ended March 31, 2001 from $4,464 for the three months ended March 31, 2000. The automobile reporting segment accounted for $1,239 of the overall decrease, posting premiums earned of $2,748 for the three months ended March 31, 2001 versus $3,987 for the same period of 2000. The overall decrease is the result of two opposing actions taken by the Company. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the three months ended March 31, 2001 amounted to $1,529, a decrease of $1,280 over the $2,809 earned for the same period of 2000. Second, beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through its North Carolina domiciled subsidiary, UIC. As a result of this initiative, UIC’s premiums earned increased $277 for the three months ended March 31, 2001 over the same period of 2000. The remaining $236 decrease in premiums earned by the automobile reporting segment came from business the Company is required to assume from the SC Facility, which is in runoff.

Premiums earned by the commercial reporting segment amounted to $1,115 for the three months ended March 31, 2001, versus $451 for the same period of 2000, an increase of $664. The Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since March 31, 1999. For the three months ended March 31, 2000, the Company’s commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement. The amendment was made to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the three months ended March 31, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the three months ended March 31, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

The remaining $16 decrease in premiums earned came from the Company's runoff operations.

Net Investment Income

Net investment income decreased $101, or 13.4%, to $651 for the three months ended March 31, 2001 from $752 for the three months ended March 31, 2000. This decrease is substantially the result of the decrease in the Company’s cash and short-term investments and bond portfolio which averaged $42,410 for the three months ended March 31, 2001 versus the $49,391 averaged for the same period of 2000. The decrease is primarily due to the use of cash and the liquidation of a portion of the Company’s bond portfolio to fund its operations and scheduled debt repayments during the last nine months of 2000 and the first quarter of 2001.

Other Interest Income, Net

Net other interest income increased $289, or 103.2%, to $569 for the three months ended March 31, 2001 from $280 for the three months ended March 31, 2000. The increase is substantially due to the increase in the number of premium financing contracts written by the Company’s North Carolina premium financing company, Premium Budget Plan, Inc. (PBP). PBP’s premium financing activities are directly correlated with the premium writings of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, the number of premium financing contracts written by PBP increased 5,318 to 14,516 contracts written for the three months ended March 31, 2001 from 9,198 contracts written for the same period of 2000.

Net Realized Loss

Net realized losses amounted to $218 for the three months ended March 31, 2001 due substantially to the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software.

Policy Fees and Other Income

Policy fees and other income decreased $724, or 50.1%, to $720 for the three months ended March 31, 2001 from $1,444 for the three months ended March 31, 2000. The Company’s primary source of policy fees revenues is its Nashville nonstandard automobile operations, which were placed into runoff in June 2000. As a result of this action, premiums written through the Nashville operation declined to a balance of $(29) for the three months ended March 31, 2001 from a balance of $5,831 for the same period in 2000. Because policy fees are directly correlated to premium writings, the operation’s policy fees decreased $532 to a balance of $33 for the three months ended March 31, 2001 versus $565 for the same period in 2000.

Also contributing to the overall decrease in policy fees and other income was the Company’s net $440 decrease in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding Corporation from income of $43 for the three months ended March 31, 2000 to a loss of $397 for the same period in 2001.

In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the three months ended March 31, 2001 is $158 of amortized gain.

The remaining increase in policy fees and other income of $90 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $3,058, or 52.9%, to $2,719 for the three months ended March 31, 2001 from $5,777 for the three months ended March 31, 2000. The automobile reporting segment accounted for $2,611 of the overall decrease, posting incurred losses and loss adjustment expenses of $2,075 for the three months ended March 31, 2001 versus $4,686 for the same period of 2000. The decrease is primarily the result of the aforementioned discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina.

Furthering the overall decrease in losses and LAE was the $404 decrease posted by the commercial reporting segment. As previously discussed, the Company’s commercial operations experienced a decrease in premium writings for the three months ended March 31, 2001 over the same period of 2000 due primarily to the mandate from the North Carolina Department of Insurance. In accordance with this mandate, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion. Partially offsetting the impact on losses and LAE of the reduced premium writings was an increase in losses and LAE due to the Company retaining a larger portion of its commercial book of business for the three months ended March 31, 2001 over the same period of 2000. As previously discussed, the commercial operations were subject to a 90% quota share reinsurance agreement for the three months ended March 31, 2000, while subject to only a 70% quota share reinsurance agreement for the three months ended March 31, 2001. The amendment to the quota share reinsurance agreement was made to capitalize upon the favorable underwriting results of the commercial book of business.

The remaining net decrease of $43 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs decreased $2,186, or 27.9%, to $5,639 for the three months ended March 31, 2001 from $7,825 for the three months ended March 31, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the three months ended March 31, 2001 amounted to $28,194, a $10,931, or 27.9%, decrease from the $39,125 written during the same period in 2000. See Premiums Earned for discussion concerning the decrease in premium volume for the three months ended March 31, 2001 versus the same period of 2000.

Interest Expense

Interest expense was $230 and $322 for the three months ended March 31, 2001 and 2000, respectively. The Company's Facility bears interest at a pre–determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. As the average level of market interest rates remained relatively consistent during the quarters ended March 31, 2001 and 2000, the decrease in interest expense incurred is attributable to interest saved through the pay down of debt. At March 31, 2001, the outstanding balance of the Facility was $9,550, a $2,329 decrease over the balance existing at March 31, 2000.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $2,039, or 28.4%, to $5,140 for the three months ended March 31, 2001 from $7,179 for the three months ended March 31, 2000. The most significant causes of the overall decrease are expense reductions directly associated with the Company’s discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina in the second and third quarters of 2000, respectively. Most notably, the Company experienced reductions in force between March 31, 2000 and 2001 that led to salary and benefit expense savings of over $1,657. In addition, when announcing the discontinuation of its Nashville operations in June 2000, the Company recorded goodwill and fixed asset impairment charges for assets associated with that operation. This resulted in reduced goodwill amortization and fixed asset depreciation charges of $374 for the three months ended March 31, 2001 over the same period of 2000. The Company also experienced a wide array of other expense reductions directly associated with the Company’s decreasing premium volume, including reduced insurance and agency licensing fees; maintenance, repair and occupancy costs; premium taxes; telephone expenses; and travel costs.

Partially offsetting these expense reductions were increased municipal tax expenses during the three months ended March 31, 2001 over the same period of 2000. In March 2000, the Company settled a claim with the Municipal Association of South Carolina which claimed it had a potential deficiency of certain South Carolina municipality taxes. The claim was settled for $1,525, resulting in a reduction in expense of $902 that was recorded as an offset to municipal tax expense for the three months ended March 31, 2000.

Three months ended March 31, 2000 and 1999

Commission & Service Income

Commission and service income decreased $1,072, or 8.6%, to $11,353 for the three months ended March 31, 2000 from $12,425 for the three months ended March 31, 1999. This decrease is substantially attributable to the Automobile business segment and is a direct result of the aforementioned SC Facility planned runoff that began at the end of the first quarter of 1999.

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

The Commercial business segment, contributed $451, or 10.1% of the 2000 earned premium, a decrease of $1,725, or 79.3%, over the $2,176 earned in the first quarter of 1999. Effective March 31, 1999, the Company entered into a 90% quota share reinsurance agreement to reinsure its commercial book of business. Therefore, the operation benefited from a full quarter’s worth of earned premium in the first quarter of 1999 that it did not have for the same period in 2000.

The remaining 0.6% of 2000 earned premium resulted from all other operations.

Net Investment and Other Interest Income

Net investment and other interest income decreased $56 or 5.1%, to $1,032 for the three months ended March 31, 2000 from $1,088 for the three months ended March 31, 1999 due to the decrease in cash and short term investments.

Realized Losses

There were no realized gains or losses on investments or property and equipment for the three months ended March 31, 1999 compared to a net loss of $103 for the three months ended March 31, 2000. Realized losses on the sale of investments amounted to $112 and resulted from the liquidation of a small portion of the Company’s investment portfolio to fund its operations and investing activities. These losses were partially offset by a realized gain on the sale of property and equipment of $9.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $1,772, or 23.5% to $5,777 for the three months ended March 31, 2000 from $7,549 for the three months ended March 31, 1999. The primary cause of the decrease relates to the Company’s 75% quota share reinsurance agreement for its Automobile business segment and its 90% quota share reinsurance agreement for its Commercial business segment. Neither of these agreements existed during the first quarter of 1999.

Policy Acquisition Costs

Policy acquisition costs decreased $2,292, or 22.7%, to $7,825 for the first quarter of 2000 from $10,117 for the first quarter of 1999. The fluctuation of policy acquisition costs is directly correlated to the fluctuation of direct written premium. Direct written premiums for the first three months of 2000 amounted to $39,125, a $11,463, or 22.7%, decrease from the $50,588 written during the same period of 1999. The vast majority of the decrease is attributable to the Automobile business segment and is a result of a critical profitability review of the Nashville and South Carolina operations’ books of business that resulted in a reduction of authorized independent agents and more stringent underwriting guidelines.

Interest Expense

Interest expense was $322 and $276 for the three months ended March 31, 2000 and 1999, respectively. The increase is due to the interest rate fluctuation of the Company’s $15 million credit facility. The interest rate in effect at March 31, 2000 was 8.69% versus 7.75% at March 31, 1999.

Other Operating Costs and Expenses

Other operating costs and expenses increased $1,871, or 35.2%, to $7,179 for the three months ended March 31, 2000 from $5,308 for the three months ended March 31, 1999. Fiscal year 1999 was a significant period of premium growth for the Company. The beginnings of the growth correlate with the planned runoff of the SC Facility, which began in March 1999. The Company spent the balance of 1999 building the capacity and the staffing to underwrite and service the planned increase in written premium. Furthermore, the Company moved its North Carolina operations back to Winston- Salem, North Carolina in the first and second quarters of 1999 after an attempt to consolidate it with the Nashville operations in 1998. As a result of the growth and the movement of the North Carolina operations back to Winston- Salem, North Carolina, the Company was left with excess capacity and staffing large enough to handle a $70 million premium base while the operation was producing only $24 million in written premiums. In the third quarter of 1999, the Company began cutting its payroll and renegotiated its Nashville, Tennessee facilities lease to reduce approximately 10,000 square feet of space. Other cost control measures and activities consolidations were also implemented to further reduce the Company’s expense ratios. A significant portion of the effects of the 1999 written premium growth and the North Carolina operations’ move back to Winston-Salem, North Carolina had a much more significant impact on the last three quarters of 1999 than it did on the first quarter of 1999. Further, although the above expense reduction actions were implemented in 1999, the full benefit of the changes and cost control measures would not be fully developed until later in 2000.

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

Net cash provided by operating activities through March 31, 2001 amounted to $194. Net income for the three months ended March 31, 2001 amounted to $1,019 (see “Results of Operations”). Other significant sources of cash include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $4,212; the $693 reduction in reinsurance premiums prepaid to the Company’s reinsurers; and the net collection of gross premiums and agents’ balances receivable of $719. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the three months ended March 31, 2001, collections on reinsurance and premiums and agents’ balances outstanding at December 31, 2000 surpassed new recoverables and receivables being generated through this business. Similarly, with substantially less business being subjected to reinsurance, the Company experienced a reduction in the level of reinsurance premiums it had to prepay to the reinsurers.

Another significant source of cash was the $304 net increase in balances due other insurance companies. This net change is primarily the net result of two factors. First, effective February 19, 2001, the Company resolved certain arbitration claims with Generali-U.S. Branch relating to the Company’s acquisition of its Nashville operations. As a result of the settlement, preacquisition liabilities assumed by the Company in the acquisition were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share and an additional 75,000 shares of the Company’s common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527, which was recorded in December 2000. More than offsetting the $1,000 payment to Generali-U.S. Branch were the increases in balances due the NC Facility and reinsurance premiums payable generated by the Company’s North Carolina operations during the quarter. As previously discussed, beginning in January 2001 the Company implemented an initiative designed on growing its book of business written through UIC. As a result of this initiative, UIC’s direct written premium for the three months ended March 31, 2001 increased $5,841,or 95.8%, over the same period of 2000. UIC cedes substantially all of its liability premiums to the NC Facility while substantially all of its retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement.

Finally, other, net provided $408 of cash through March 31, 2001. This was primarily driven by increases in unapplied premiums, contingent commissions payable and premium taxes payable associated with the results of the aforementioned UIC business growth initiative.

Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $4,977 and the liability for unearned premiums of $1,889. The primary cause of these reductions rests with the discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As the Nashville and South Carolina voluntary programs continued runoff during the three months ended March 31, 2001, the liabilities for losses and LAE and unearned premiums are being paid down and earned. Since the majority of UIC’s growth resulting from its recent growth initiative is ceded to the NC Facility, the growth had a minimal impact on the Company’s consolidated net reserves.

Finally, another significant use of cash resulted from a significant increase in premiums financed by PBP. PBP’s premium financing activities are directly correlated with the premium writings of UIC. As a result of UIC’s aforementioned growth initiative, the number of premium financing contracts written by PBP increased 5,318 to 14,516 contracts written for the three months ended March 31, 2001 from 9,198 contracts written for the same period of 2000, resulting in an increase to gross premium notes receivable of $841 between December 31, 2000 and March 31, 2001.

Net cash provided by investing activities through March 31, 2001 totaled $714 and is primarily related to the net maturity of the Company’s debt securities to fund scheduled debt repayments under the Facility and the $1,000 payment to Generali-U.S. Branch resulting from the aforementioned settlement of preacquisition contingincies.

Net cash used in financing activities through March 31, 2001 totaled $649 and related to repayment of debt principal and payment of dividends on the Company's Special Stock.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10–Q are "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management's current knowledge, expectations, estimates, beliefs and assumptions. All forward–looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward–looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward–looking statements include, but are not limited to:

 •           the possibility that the Company will be unable to meet its cash flow requirements; the Company has suffered losses in recent years and the Company may continue to experience losses in the future;

 •           the ability to secure additional sources of revenue;

 •           the ability to secure and maintain long–term relationships with customers and agents;

 •           the effects of economic conditions and conditions which affect the market for property and casualty insurance, including, but not limited to, interest rate fluctuations and flood zone determination services;

 •           the effects and impact of laws, rules and regulations which apply to insurance companies;

 •           geographic concentrations of loss exposure, causing revenues and profitability to be subject to prevailing regulatory, demographic and other conditions in the area in which the Company operates;

 •           the availability of reinsurance and the ability of the Company's reinsurance arrangements to balance the geographical concentrations of the Company's risks;

 •           the impact of competition from new and existing competitors, which competitors may have superior financial and marketing resources than the Company;

 •           the impact of the decisions to exit the Graward and South Carolina nonstandard automobile operations;

 •           the ability to successfully implement the restructuring plan and the risk that current initiatives may not be successful;

 •           restrictions on the Company's ability to declare and pay dividends;

 •           the fact that the Company has experienced, and can be expected in the future to experience, storm and weather–related losses, which may result in a material adverse effect on the Company's results of operations, financial condition and cash flows;

 •           the uncertainty associated with estimating loss reserves, and the adequacy of such reserves, capital resources and other financial items;

 •           the outcome of certain litigation and administrative proceedings involving the Company;

 •           control of the Company by a principal shareholder, which shareholder has the ability to exert significant influence over the policies and affairs of the Company;

 •           risks the Company faces in diversifying the services it offers and entering new markets; and

 •           other risk factors listed from time to time in the Company's Securities and Exchange Commission filings.

Accordingly, there can be no assurance that the actual results will conform to the forward–looking statements discussed or incorporated by reference in this quarterly report on Form 10–Q.

PART I–FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of March 31, 2001 and December 31, 2000 are as follows:

	2001		2000
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Government, government agencies and authorities	$13,740	$14,087	$14,852	$15,009
States, municipalities and political subdivisions	375	386	375	383
Corporate bonds	16,776	17,277	16,369	16,598
Total	$30,891	$31,750	$31,596	$31,990

The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. However, in its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at market value as of March 31, 2001. The weighted-average maturity of the fixed income investments as of March 31, 2001 was approximately 2.06 years.

Interest on the Company’s variable rate debt is calculated, at the Company's discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of March 31, 2001, December 31, 2000 and March 31, 2000 was 8.63%, 9.44% and 8.69%, respectively.

Item 1. Legal Proceedings.

The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. (Norwest) that claimed indemnification from Premium Service Corporation of Columbia (Premium) and Seibels, Bruce & Company (SBC) pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SBC and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Management is vigorously defending this complaint. This complaint was filed in the state of South Carolina in the Richland County Court of Common Pleas.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8–K.

(a)	List of exhibits:

	3.1	Articles of Incorporation of the Registrant, as restated, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998.

	3.2	By-laws of the Registrant, as amended and restated, dated February 4, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.2, for the year ended December 31, 1998.

	4.1	The rights of the Company’s equity security holders are defined in the Company’s Articles of Incorporation, as restated, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1999. See Exhibit 3.1.

	4.2	Form of the certificate of the Company’s common stock, par value $1.00 per share, incorporated herein by reference to the Registrant’s Registration Statement on Form S-2 (File No. 333-24081).

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SEIBELS BRUCE GROUP, INC.
(Registrant)
Date: May 10, 2001
/s/ John E. Natili
John E. Natili
President and Chief Executive Officer

Date: May 10, 2001
/s/ Bryan D. Rivers
Bryan D. Rivers, CPA
Controller (Principal Accounting Officer)