Form 10-Q
period 2001-06-30
SEIBELS BRUCE GROUP INC
filed 2001-08-09
CIK 276380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June  30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–8804

THE SEIBELS BRUCE GROUP, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction ofincorporation or organization)	57–0672136 (I.R.S. Employer Identification No.)

1501 Lady Street (PO Box 1), Columbia, SC (Address of principal executive offices)	29201(2) (Zip Code)

Registrant's telephone number, including area code (803) 748–2000

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at August 9, 2001.

PART I–FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts shown in thousands, except share data)

	(Unaudited) June 30, 2001	December 31, 2000

ASSETS
Investments:
Debt securities, available–for–sale, at market (cost of $37,017 in 2001 and $31,596 in 2000)	$37,796	$31,990
Equity securities, at market (cost of $5,985 in 2001 and $6,344 in 2000)	6,021	6,307
Cash and short–term investments	3,986	10,410

Total cash and investments	47,803	48,707
Accrued investment income	688	749
Premiums and agents' balances receivable, net of allowance for doubtful accounts of $2,976 in 2001 and $4,780 in 2000	1,774	1,637
Premium notes receivable, net of allowance for doubtful accounts of $259 in 2001 and $400 in 2000	6,156	5,260
Reinsurance recoverable on paid losses and loss adjustment expenses	12,181	14,031
Reinsurance recoverable on unpaid losses and loss adjustment expenses	48,483	50,012
Property and equipment, net	498	917
Prepaid reinsurance premiums–ceded business	37,171	40,997
Deferred policy acquisition costs	400	400
Goodwill	4,576	4,638
Other assets	3,263	3,318

Total assets	$162,993	$170,666

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims – retained business	$26,866	$30,574
– ceded business	45,793	46,612
Adjustment expenses – retained business	5,474	5,247
– ceded business	2,690	3,400
Unearned premiums:
Property and casualty – retained business	6,819	5,056
– ceded business	37,171	40,997
Balances due other insurance companies	3,719	4,592
Debt	8,940	10,159
Restructuring accrual	216	276
Other liabilities and deferred items	8,276	9,061

Total liabilities	145,964	155,974

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 209,000 and 220,000 shares in 2001 and 2000, respectively, of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock, redemption value $2,090	2,090	2,200
Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable nonvoting, special preferred stock, redemption value $500	500	500

Total special stock	2,590	2,700

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares in 2001 and 2000	7,832	7,832
Additional paid–in–capital	61,989	61,989
Accumulated other comprehensive income	815	357
Accumulated deficit	(56,197)	(58,186)

Total shareholders' equity	14,439	11,992

Total liabilities and shareholders' equity	$162,993	$170,666

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts shown in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Commission and service income	$9,457	$9,970	$18,608	$19,267
Premiums earned	3,855	4,299	7,729	8,763
Net investment income	647	604	1,298	1,357
Other interest income, net	41	281	610	561
Net realized loss	0	(123)	(218)	(227)
Policy fees and other income	1,009	1,168	1,728	2,612

Total revenue	15,009	16,199	29,755	32,333

Expenses:
Losses and loss adjustment expenses	2,307	5,035	5,026	10,812
Policy acquisition costs	5,993	6,594	11,632	14,419
Interest expense	199	318	428	640
Other operating costs and expenses	5,460	9,416	10,600	14,540
Restructuring charge	0	16,421	0	16,421

Total expenses	13,959	37,784	27,686	56,832

Income (loss) from operations, before provision for income taxes	1,050	(21,585)	2,069	(24,499)
Provision for income taxes	0	0	0	0

Net income (loss)	1,050	(21,585)	2,069	(24,499)

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $0 and $123 for losses included in net income (loss) for the three months ended June 30, 2001 and 2000, respectively, and $0 and $236 for losses included in net income (loss) for the six months ended June 30, 2001 and 2000, respectively	(97)	(272)	458	46

Comprehensive net income (loss)	$953	$(21,857)	$2,527	$(24,453)

Basic earnings (loss) per share:
Net income (loss)	$0.13	$(2.76)	$0.25	$(3.13)
Weighted average shares outstanding	7,832	7,832	7,832	7,831

Diluted earnings (loss) per share:
Net income (loss)	$0.13	$(2.76)	$0.25	$(3.13)
Weighted average shares outstanding	8,219	7,832	8,189	7,831

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Amounts shown in thousands)
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net income (loss)	$2,069	$(24,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss of unconsolidated subsidiaries	359	48
(Recovery of) provision for losses on premium notes and premiums and agents’ balances receivable, net	(2,055)	1,842
Restructuring charges and associated impairment of long-lived assets	0	16,421
Amortization of deferred policy acquisition costs	11,632	14,419
Depreciation and amortization	277	1,096
Realized loss on sale of investments, net	0	236
Realized loss (gain) on sale of property and equipment, net	218	(9)
Change in assets and liabilities:
Accrued investment income	61	158
Premiums and agents' balances receivable, net	1,667	416
Premium notes receivable, net	(755)	(797)
Reinsurance recoverable on losses and loss adjustment expenses	3,379	8,055
Prepaid reinsurance premiums–ceded business	3,826	5,613
Deferred policy acquisition costs	(11,632)	(13,446)
Unpaid losses and loss adjustment expenses	(5,010)	(21,643)
Unearned premiums	(2,063)	(5,668)
Balances due other insurance companies	(873)	3,413
Accrued restructuring charges	(60)	0
Other, net	(748)	(4,127)

Net cash provided by (used in) operating activities	292	(18,472)

Cash flows from investing activities:
Proceeds from investments sold or matured	4,124	9,836
Cost of investments acquired	(9,514)	(11,750)
Proceeds from property and equipment sold, net	2	9
Purchases of property and equipment	(29)	(201)

Net cash used in investing activities	(5,417)	(2,106)

Cash flows from financing activities:
Issuance of capital stock	0	2
Repayment of debt	(1,219)	(813)
Dividends paid	(80)	(84)

Net cash used in financing activities	(1,299)	(895)

Net decrease in cash and short–term investments	(6,424)	(21,473)
Cash and short–term investments, January 1	10,410	26,722

Cash and short–term investments, June 30	$3,986	$5,249

Supplemental cash flow information:
Interest paid	$428	$643
Income taxes paid	0	0

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars shown in thousands except per share amounts)
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company's unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10–K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Description of the Business

The Company is a provider of a wide range of services to the insurance industry, as well as a provider of automobile, flood and other property and casualty insurance products, to customers located primarily in the southeastern United States. A significant source of revenue for the Company includes premiums earned from its risk-bearing property and casualty insurance operations, which consists of its North Carolina nonstandard automobile operations, its commercial lines operations and its runoff South Carolina nonstandard automobile operations. During 2000, however, the Company shifted its emphasis of operations away from its risk-bearing property and casualty insurance operations towards its fee-based products and services, which include the following:

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

•            Flood Zone Determinations and Compliance Tracking Services

Through its subsidiary, America's Flood Services, Inc. (AFS), located in Rancho Cordova, California, the Company offers fee-based flood zone determinations and compliance tracking services to a variety of customers and institutions located throughout the United States.

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

Cash and Short-term Investments

Cash and short-term investments consists of cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of six months or less and are considered to be cash equivalents.

Premium Notes Receivable

The Company offers premium financing arrangements that require a down payment and payment of the remaining balance in equal installments over the policy term.

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents’ balances and direct billed balances receivable and premium notes receivable in the amount of approximately $3,235 and $5,180 at June 30, 2001 and December 31, 2000, respectively.

Property and Equipment

Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

Intangible Assets

Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. The Company amortizes goodwill using the straight-line method over a period not to exceed 40 years. Deferred loan costs are the costs associated with issuing long-term debt and are amortized over the life of the debt. Intangible assets are continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statement of operations.

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

Commission and Service Income and Policy Fees

Commission and service income is predominately derived from the Company’s servicing carrier and claims adjusting and management services activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income related to claims processing and policy fees are recognized on an accrual basis as earned.

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

Comprehensive Income

Comprehensive income is a measure of all non-owner changes in equity of an entity and includes net income (loss) plus changes in certain assets and liabilities that are reported directly through equity.

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

NOTE 2. INVESTMENTS

The Company’s investments in debt securities are considered available-for-sale securities and carried at market value at June 30, 2001 and December 31, 2000. Unrealized gains and losses on debt securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity.

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

NOTE 3. REINSURANCE ARRANGEMENTS

The Company’s risk-bearing property and casualty insurance operations include the active nonstandard automobile operations of UIC, the runoff nonstandard automobile operations of SCIC, and the active commercial lines operations of SCIC. Since December 31, 1999, UIC has operated under a 75% quota share reinsurance agreement for its risk-bearing nonstandard automobile operations. Effective June 30, 1999 and continuing through June 30, 2000, SCIC operated under a 90% quota share reinsurance agreement for its risk-bearing commercial lines operations. This agreement was amended to become a 70% quota share reinsurance agreement effective April 1, 2000, and the amended agreement was terminated at the Company’s request effective April 1, 2001. The Company’s commercial lines business is now reinsured through facultative, excess of loss, catastrophe and umbrella reinsurance.

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

NOTE 4. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the six months ended June 30, 2001 and 2000 were as follows:

	2001	2000

Deferred at the beginning of the period	$400	$1,373

Costs incurred and deferred during year:
Commissions and brokerage	8,724	10,084
Taxes, licenses and fees	1,745	2,017
Other	1,163	1,345

Total	11,632	13,446

Amortization charged to income during the period	(11,632)	(14,419)

Deferred at the end of the period	$400	$400

NOTE 5. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

Activity in the liability for unpaid losses and LAE for the six months ended June 30, 2001 and 2000 is summarized as follows:

	2001	2000

Liability at the beginning of the period:
Gross liability per balance sheet	$85,833	$113,850
Ceded reinsurance recoverable, classified as an asset	(50,012)	(74,017)

Net liability	35,821	39,833

Provision for claims occurring in the current year	4,590	9,132
Increase in estimated losses and LAE for claims occurring in prior years	436	1,680

	5,026	10,812

Losses and LAE payments for claims occurring during:
Current year	2,380	4,958
Prior years	6,127	11,994

	8,507	16,952

Liability for losses and LAE at the end of the year:
Net liability	32,340	33,693
Ceded reinsurance recoverable, classified as an asset	48,483	62,220

Gross liability per balance sheet	$80,823	$95,913

NOTE 6. DEBT

On March 31, 1998, the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Credit Facility and is calculated, at the Company's discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of June 30, 2001, December 31, 2000 and June 30, 2000 was 7.31%, 9.44% and 9.44%, respectively. The Credit Facility is secured by a lien on the assets of the Company. As of June 30, 2001 and December 31, 2000, the outstanding balance under the Credit Facility was $8,940 and $10,159, respectively. The underlying Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of June 30, 2001, the Company was in compliance with all amended covenants.

NOTE 7. SPECIAL STOCK

On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the Special Stock) in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $64 and $68 in special stock dividends for the six months ended June 30, 2001 and 2000, respectively. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares of the Company's common stock. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders.

On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the AFS Special Stock) in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $16 in special stock dividends for the six months ended June 30, 2001 and 2000. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the AFS Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the AFS Special Stock into 1.25 shares of the Company's common stock.

NOTE 8. EARNINGS PER SHARE

In accordance with SFAS 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the reporting period, as adjusted for the dilutive effect of stock options, warrants and convertible preferred stock. The following table shows the computation of earnings per share for the six months ended June 30, 2001 and 2000:

	Income (Numerator)	Shares (Denominator)	Share Amount

For the six months ended June 30, 2001:
Net income	$2,069
Less: Preferred stock dividends	(80)

Basic earnings per share	1,989	7,832	$0.25

Effect of dilutive securities:
Convertible preferred stock	80	324
Stock options and warrants	0	33

Diluted earnings per share	$2,069	8,189	$0.25

For the six months ended June 30, 2000:
Net loss	$(24,499)
Less: Preferred stock dividends	(84)

Basic and diluted loss per share	$(24,583)	7,831	$(3.13)

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

Activity in the restructuring accrual was as follows:

	Impairment of Long-Lived Assets	Severence and Benefits	Contractual Commitment Cancellation	All Other	Total

Initial restructuring plan charge	$15,678	$304	$304	$135	$16,421
Utilization during 2000	(15,678)	(207)	(63)	(141)	(16,089)
Estimate revision	0	(47)	(38)	29	(56)

Balance, December 31, 2000	0	50	203	23	276
Utilization during 2001	0	(50)	0	(10)	(60)

Balance, June 30, 2001	$0	$0	$203	$13	$216

All charges associated with the Restructuring Plan were determined based on the formal plans of management, and approved by the Board of Directors, using the best information available. The amounts ultimately incurred could change as the operations are run off over the rest of 2001.

NOTE 10. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes the personal lines components of UIC’s retained risk nonstandard automobile operations, the runoff operations of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the NFIP, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment includes other runoff operations of the Company, including worker’s compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared revenues and expenses. Shared revenues comprised approximately 3% of total revenues for the six months ended June 30, 2001 and 2000, and shared expenses comprised approximately 1% of total expenses for the six months ended June 30, 2001 and 2000. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Automobile	$5,145	$7,566	$11,823	$16,325
Flood	4,576	4,099	8,661	7,168
Commercial	2,355	800	3,699	1,476
Adjusting Services	2,609	3,557	5,020	6,819
All Other	324	177	552	545

Total revenue	$15,009	$16,199	$29,755	$32,333

Expenses:
Automobile	$3,333	$29,101	$9,766	$40,263
Flood	4,173	4,214	7,753	7,406
Commercial	3,939	1,081	4,512	1,821
Adjusting Services	2,432	2,841	4,520	5,985
All Other	82	547	1,135	1,357

Total expenses	$13,959	$37,784	$27,686	$56,832

Net income (loss):
Automobile	$1,812	$(21,535)	$2,057	$(23,938)
Flood	403	(115)	908	(238)
Commercial	(1,584)	(281)	(813)	(345)
Adjusting Services	177	716	500	834
All Other	242	(370)	(583)	(812)

Total net income (loss)	$1,050	$(21,585)	$2,069	$(24,499)

The Company's primary operations have historically centered around its Automobile segment, which includes its risk-bearing nonstandard automobile operations in North and South Carolina as well as its fee–based NC Facility, SC Facility and SCAAIP operations. In July 2000, the Company announced its withdrawal from the voluntary nonstandard automobile insurance market in South Carolina due to that operation's higher than acceptable loss ratios and continued strains on the Company's consolidated earnings and resources. As a result, the automobile segment recorded a restructuring charge of $16,421 and a related nonrecurring charge of $1,800 in the quarter ended June 30, 2000. The Company continues to operate the other components of its Automobile segment.

OVERVIEW

Financial Condition

	June 30, 2001	December 31, 2000

Total cash and investments	$47,803	$48,707
Total assets	162,993	170,666
Total liabilities	145,964	155,974
Special stock	2,590	2,700
Shareholders' equity	14,439	11,992
Book value per share	1.84	1.53

Results of Operations

	For the Three months Ended June 30,		For the Six months Ended June 30,

	2001	2000	2001	2000

Commission and service income	$9,457	$9,970	$18,608	$19,267
Premiums earned	3,855	4,299	7,729	8,763
Net investment income	647	604	1,298	1,357
Other interest income, net	41	281	610	561
Net realized loss	0	(123)	(218)	(227)
Policy fees and other income	1,009	1,168	1,728	2,612

Total revenue	$15,009	$16,199	$29,755	$32,333

Income (loss) from operations, before provision for income taxes	$1,050	$(21,585)	$2,069	$(24,499)
Provision for income taxes	0	0	0	0

Net income (loss)	$1,050	$(21,585)	$2,069	$(24,499)

Weighted average shares outstanding:
Basic	7,832	7,832	7,832	7,831
Diluted	8,219	7,832	8,189	7,831

The Company is a provider of a wide range of services to the insurance industry, as well as a provider of automobile, flood and other property and casualty insurance products, to customers located primarily in the southeastern United States. The Company is committed to providing quality customer service, building strong relationships with its customers, developing and capitalizing on territorial knowledge, and fostering the creativity and innovation of its associates.

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

The Company’s traditional insurance operations include its North Carolina nonstandard automobile subsidiary, UIC, and the commercial lines operations of SCIC. UIC writes nonstandard automobile insurance primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums to the NC Facility and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC’s retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. SCIC’s commercial lines insurance includes business owner’s policies, commercial package policies and commercial automobile policies. These “main street” policies are sold primarily to small businesses. SCIC currently reinsures its commercial lines through facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 and 2000

Commission and Service Income

Commission and service income decreased $659, or 3.4%, to $18,608 for the six months ended June 30, 2001 from $19,267 for the six months ended June 30, 2000. The automobile segment accounted for $491 of the overall net decrease, posting commission and service income of $5,618 for the six months ended June 30, 2001, versus $6,109 for the same period of 2000. The decrease is substantially the net result of two factors. First, the Company continues to experience a decrease in the number of policies in the SC Facility, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, are able to renew business in the SC Facility through February 2002. The new SCAAIP provides insurance to drivers unable to obtain coverage in the voluntary market. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date. Commission and service income generated through the SC Facility and the SCAAIP amounted to $1,858 for the six months ended June 30, 2001 and $2,565 for the six months ended June 30, 2000, a decrease of $707. Partially offsetting this decrease was an increase in the amount of business ceded to the NC Facility through the Company’s North Carolina domiciled subsidiary, UIC. Beginning in January 2001, UIC implemented an initiative designed on growing its book of business. As a result of this initiative, UIC’s written premium ceded to the NC Facility increased substantially for the six months ended June 30, 2001 over the same period of 2000. Commission and service income generated through the NC Facility amounted to $3,760 for the six months ended June 30, 2001 and $3,544 for the six months ended June 30, 2000, an increase of $216.

The adjusting services segment accounted for another $1,696 of the overall decrease, posting commission and service income of $3,998 for the six months ended June 30, 2001, versus $5,694 for the same period of 2000. The most notable cause of the decrease is the active late 1999 hurricane season compared to 2000, which was one of the Company’s lowest years for claims activity on record. Generally, the revenues associated with catastrophe loss administration and adjudication continue for several months past the initial catastrophe, depending upon the severity of the catastrophe. In 1999, hurricanes Floyd and Irene, which made landfall in mid September and mid October 1999, respectively, provided over 5,500 claims for the Company’s adjusting services segment to administer on behalf of third party insurance entities. During the fourth quarter of 1999, the adjusting services unit was operating five different catastrophe offices on the east coast ranging from Florida to New Jersey. The first quarter of 2000 included a significant amount of commission and service income as a result of these operations. However, there was no such activity during the same period of 2001.

Commission and service income for the flood segment was $8,597 for the six months ended June 30, 2001, versus $7,099 for the same period of 2000, an increase of $1,498. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes in the amount of 31.7% of gross written premium. Since the beginning of 2000, the Company’s NFIP written premium increased at a rate that surpassed that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company’s NFIP written premium increased $3,753 (21.0%) for the six months ended June 30, 2001 over the same period of 2000. Further, as a result of this premium growth and the retention of its NFIP book of business, the Company received an unanticipated marketing bonus from the NFIP of $553 in March 2001, which was recognized as income during the first quarter.

The remaining $30 increase in commission and service income came from all other operations.

Premiums Earned

Net premiums earned decreased $1,034, or 11.8%, to $7,729 for the six months ended June 30, 2001 from $8,763 for the six months ended June 30, 2000. The automobile segment accounted for $3,209 of the overall decrease, posting premiums earned of $4,454 for the six months ended June 30, 2001 versus $7,663 for the same period of 2000. The overall decrease is the net result of two actions taken by the Company. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the six months ended June 30, 2001 amounted to $2,136, a decrease of $3,157 over the $5,293 earned for the same period of 2000. Second, beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through its North Carolina domiciled subsidiary, UIC. As a result of this initiative, UIC’s premiums earned increased $508 for the six months ended June 30, 2001 over the same period of 2000. The remaining $560 decrease in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility, which is in runoff as previously discussed.

Premiums earned by the commercial segment amounted to $3,253 for the six months ended June 30, 2001, versus $1,058 for the same period of 2000, an increase of $2,195. The Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since June 30, 1999. For the six months ended June 30, 2000, the Company’s commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company’s request effective April 1, 2001. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the six months ended June 30, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the six months ended June 30, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

The remaining $20 decrease in premiums earned came from all other operations.

Net Investment Income

Net investment income decreased $59, or 4.3%, to $1,298 for the six months ended June 30, 2001 from $1,357 for the six months ended June 30, 2000. This decrease is substantially the result of the decrease in the Company’s cash and short-term investments and bond portfolio which averaged $42,091 for the six months ended June 30, 2001 versus the $46,047 averaged for the same period of 2000. The decrease is primarily due to the use of cash and the liquidation of a portion of the Company’s bond portfolio to fund its operations and pay claims over the last twelve months.

Other Interest Income, Net

Net other interest income increased $49, or 8.7%, to $610 for the six months ended June 30, 2001 from $561 for the six months ended June 30, 2000. The increase is substantially due to the increase in the number of premium financing contracts written by the Company’s North Carolina premium financing company, Premium Budget Plan, Inc. (PBP). PBP’s premium financing activities are directly correlated with the premium writings of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, the number of premium financing contracts written by PBP increased 6,905 to 25,577 contracts written for the six months ended June 30, 2001 from 18,672 contracts written for the same period of 2000.

Net Realized Loss

Net realized losses amounted to $218 for the six months ended June 30, 2001 due substantially to the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software. Sales of fully depreciated property and equipment during the six months ended June 30, 2000 resulted in realized gains of $9, while realized losses on the sale of investments amounted to $236 and resulted from the liquidation of a portion of the Company’s investment portfolio to fund its operations and investing activities.

Policy Fees and Other Income

Policy fees and other income decreased $884, or 33.8%, to $1,728 for the six months ended June 30, 2001 from $2,612 for the six months ended June 30, 2000. The Company’s primary source of policy fees revenues is its Nashville nonstandard automobile operations, which were placed into runoff in June 2000. As a result of this action, premiums written through the Nashville operation declined to a balance of $(33) for the six months ended June 30, 2001 from a balance of $8,527 for the same period in 2000. Because policy fees are directly correlated to premium writings, the operation’s policy fees decreased $976 to a balance of $41 for the six months ended June 30, 2001 versus $1,017 for the same period in 2000.

Also contributing to the overall decrease in policy fees and other income was the Company’s net $311 decrease in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding Corporation from a loss of $48 for the six months ended June 30, 2000 to a loss of $359 for the same period in 2001.

In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the six months ended June 30, 2001 is $315 of amortized gain.

Further offsetting the overall decrease in policy fees and other income was an increase in the revenues associated with the financing contracts written by PBP. PBP’s premium financing activities are directly correlated with the premium writings of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, the number of premium financing contracts written by PBP increased 6,905 to 25,577 contracts written for the six months ended June 30, 2001 from 18,672 contracts written for the same period of 2000. Policy fees associated with this business increased $155 to a balance of $554 for the six months ended June 30, 2001 from a balance of $399 for the same period in 2000.

The remaining decrease in policy fees and other income of $67 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $5,786, or 53.5%, to $5,026 for the six months ended June 30, 2001 from $10,812 for the six months ended June 30, 2000. The automobile segment accounted for $6,795 of the overall decrease, posting incurred losses and loss adjustment expenses of $2,311 for the six months ended June 30, 2001 versus $9,106 for the same period of 2000. The largest component of this decrease is the result of the aforementioned discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Secondarily, while UIC’s growth initiative has increased earned premium by $508 for the six months ended June 30, 2001 over the same period of 2000, the operation has experienced substantially improved claims experience during that time. Management attributes the improvement primarily to a shift away from retaining liability coverage written in North Carolina to ceding nearly 100% of this business to the NC Facility.

Largely offsetting the overall decrease in losses and LAE was the $1,046 increase posted by the commercial segment. As previously discussed, the Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since June 30, 1999. For the six months ended June 30, 2000, the Company’s commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company’s request effective April 1, 2001. By retaining a larger portion of its commercial book of business, the Company’s commercial operations experienced an increase in losses and LAE for the six months ended June 30, 2001 over the same period of 2000. Partially offsetting this increase were the effects of the previously mentioned mandate from the North Carolina Department of Insurance to cease writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

The remaining net decrease of $37 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs decreased $2,787, or 19.3%, to $11,632 for the six months ended June 30, 2001 from $14,419 for the six months ended June 30, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the six months ended June 30, 2001 amounted to $58,160, a $13,933, or 19.3%, decrease from the $72,093 written during the same period in 2000. See Premiums Earned for discussion concerning the decrease in premium volume for the six months ended June 30, 2001 versus the same period of 2000.

Interest Expense

Interest expense was $428 and $640 for the six months ended June 30, 2001 and 2000, respectively. The Company's Credit Facility bears interest at a pre–determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The decrease in interest expense for the six months ended June 30, 2001 as compared to the same period of 2000 is due to lower average interest rates in 2001 versus 2000 coupled with interest saved through the pay down of debt. The average interest rate of the Company’s debt was 8.38% between December 31, 2000 and June 30, 2001 versus 9.19% between December 31, 1999 and June 30, 2000. Further, at June 30, 2001, the outstanding balance of the Credit Facility was $8,940, a $2,533 decrease over the balance existing at June 30, 2000.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $3,940, or 27.1%, to $10,600 for the six months ended June 30, 2001 from $14,540 for the six months ended June 30, 2000. The most significant causes of the overall decrease are expense reductions directly associated with the Company’s discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina in the second and third quarters of 2000, respectively. Most notably, the Company experienced reductions in force between June 30, 2000 and 2001 that led to salary and benefit expense savings of over $3,303. In addition, when announcing the discontinuation of its Nashville operations in June 2000, the Company recorded goodwill and fixed asset impairment charges for assets associated with that operation. This resulted in reduced goodwill amortization and fixed asset depreciation charges of $782 for the six months ended June 30, 2001 over the same period of 2000. Further, in connection with the decision to discontinue the operations of Graward, the Company recorded a bad debt charge of $1,800 in the second quarter of 2000. There were no such charges in the second quarter of 2001. The Company also experienced a wide array of other expense reductions directly associated with the Company’s decreasing premium volume, including reduced insurance and agency licensing fees; bad debt expenses; maintenance, repair and occupancy costs; premium taxes; telephone expenses; and travel costs. Also contributing to the overall decrease in other operating costs and expenses was the decrease in settlement costs related to a lawsuit involving Wells Fargo Financial Resources, Inc. (Wells Fargo) (formerly known as Norwest Financial Resources, Inc.). During the three months ended June 30, 2001, the Company reduced its estimated settlement amount associated with this lawsuit by $370. Effective July 31, 2001, the Company settled the lawsuit at the estimated settlement amount. See Item 1. Legal Proceedings of Part II. Other Information.

Partially offsetting these expense reductions were increased municipal tax expenses during the six months ended June 30, 2001 over the same period of 2000. In March 2000, the Company settled a claim with the Municipal Association of South Carolina which claimed it had a potential deficiency of certain South Carolina municipality taxes. The claim was settled for $1,525, resulting in a reduction in expense of $902 that was recorded as an offset to municipal tax expense for the six months ended June 30, 2000.

Three months ended June 30, 2001 and 2000

Commission and Service Income

Commission and service income decreased $513, or 5.1%, to $9,457 for the three months ended June 30, 2001 from $9,970 for the three months ended June 30, 2000. The automobile segment accounted for $142 of the overall net decrease, posting commission and service income of $2,593 for the three months ended June 30, 2001, versus $2,735 for the same period of 2000. The decrease is substantially the net result of two factors. First, as discussed above, the Company continues to experience a decrease in the number of policies in the SC Facility and very little activity in the SCAAIP. Commission and service income generated through the SC Facility and the SCAAIP amounted to $871 for the three months ended June 30, 2001 and $1,749 for the three months ended June 30, 2000, a decrease of $878. Partially offsetting this decrease was an increase in the amount of business ceded to the NC Facility through the Company’s North Carolina domiciled subsidiary, UIC. Beginning in January 2001, UIC implemented an initiative designed on growing its book of business. As a result of this initiative, UIC’s written premium ceded to the NC Facility increased substantially for the three months ended June 30, 2001 over the same period of 2000. Commission and service income generated through the NC Facility amounted to $1,722 for the three months ended June 30, 2001 and $986 for the three months ended June 30, 2000, an increase of $736.

The adjusting services segment accounted for $916 of the overall decrease, posting commission and service income of $2,084 for the three months ended June 30, 2001, versus $3,000 for the same period of 2000. The most notable causes of the decrease were much lower claims volumes within the SC Facility and lower revenues associated with INS’ Claims Administration Services Agreement with QualSure Insurance Corporation.

Commission and service income for the flood segment was $4,565 for the three months ended June 30, 2001, versus $4,072 for the same period of 2000, an increase of $493. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes in the amount of 31.7% of gross written premium. Since the beginning of 2000, the Company’s NFIP written premium increased at a rate that surpassed that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company’s NFIP written premium increased $1,895 (17.9%) for the three months ended June 30, 2001 over the same period of 2000.

The remaining $52 increase in commission and service income came from all other operations.

Premiums Earned

Net premiums earned decreased $444, or 10.3%, to $3,855 for the three months ended June 30, 2001 from $4,299 for the three months ended June 30, 2000. The automobile segment accounted for $1,971 of the overall decrease, posting premiums earned of $1,705 for the three months ended June 30, 2001 versus $3,676 for the same period of 2000. The overall decrease is the net result of two actions taken by the Company. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the three months ended June 30, 2001 amounted to $607, a decrease of $1,877 over the $2,484 earned for the same period of 2000. Second, beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through its North Carolina domiciled subsidiary, UIC. As a result of this initiative, UIC’s premiums earned increased $231 for the three months ended June 30, 2001 over the same period of 2000. The remaining $325 decrease in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility, which is in runoff.

Premiums earned by the commercial segment amounted to $2,139 for the three months ended June 30, 2001, versus $607 for the same period of 2000, an increase of $1,532. The Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since June 30, 1999. For the three months ended June 30, 2000, the Company’s commercial lines were subject to a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was terminated at the Company’s request. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the three months ended June 30, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the three months ended June 30, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

The remaining $5 decrease in premiums earned came from all other operations.

Net Investment Income

Net investment income increased $43, or 7.1%, to $647 for the three months ended June 30, 2001 from $604 for the three months ended June 30, 2000. This increase is substantially the result of the increase in the Company’s cash and short-term investments and bond portfolio which averaged $42,100 for the three months ended June 30, 2001 versus the $37,140 averaged for the same period of 2000. The increase is primarily due to the overall improved operations of the Company between the indicated periods. Note that a generally lower level of market interest rates during the three months ending June 30, 2001 as compared to the same period of 2000 had a partially offsetting impact on the Company’s net investment income for the three months ended June 30, 2001 as compared to 2000.

Other Interest Income, Net

Net other interest income decreased $240, or 85.4%, to $41 for the three months ended June 30, 2001 from $281 for the three months ended June 30, 2000. The overall net decrease is substantially the net result of two factors. First, the Company experienced a $285 decrease in investment income received from the SC Facility, which is nearing the end stage of runoff at June 30, 2001. Second, and partially offsetting this decrease, PBP experienced an increase in the number of premium financing contracts written for the three months ended June 30, 2001 versus the corresponding period of 2000. PBP’s premium financing activities are directly correlated with the premium writings of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, the number of premium financing contracts written by PBP increased 1,587 to 11,061 contracts written for the three months ended June 30, 2001 from 9,474 contracts written for the same period of 2000. As a result, net other interest income provided by PBP’s operations amounted to $251 for the three months ended June 30, 2001 versus the $186 provided for the same period of 2000, an increase of $65. The remaining decrease in net other interest income of $20 came from all other operations.

Net Realized Loss

Net realized losses amounted to $123 for the three months ended June 30, 2000 due substantially to losses realized on the sale of investments resulting from the liquidation of a portion of the Company’s investment portfolio to fund its operations and investing activities. There were no realized gains or losses for the three months ended June 30, 2001.

Policy Fees and Other Income

Policy fees and other income decreased $159, or 13.6%, to $1,009 for the three months ended June 30, 2001 from $1,168 for the three months ended June 30, 2000. The Company’s primary source of policy fees revenues is its Nashville nonstandard automobile operations, which were placed into runoff in June 2000. As a result of this action, premiums written through the Nashville operation declined to a balance of $(5) for the three months ended June 30, 2001 from a balance of $2,696 for the same period in 2000. Because policy fees are directly correlated to premium writings, the operation’s policy fees decreased $450 to a balance of $8 for the three months ended June 30, 2001 versus $458 for the same period in 2000.

Partially offsetting the overall decrease in policy fees and other income was the Company’s net $130 increase in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding Corporation from a loss of $92 for the three months ended June 30, 2000 to income of $38 for the same period in 2001.

In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the three months ended June 30, 2001 is $158 of amortized gain.

Further offsetting the overall decrease in policy fees and other income was an increase in the revenues associated with the financing contracts written by PBP. PBP’s premium financing activities are directly correlated with the premium writings of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, the number of premium financing contracts written by PBP increased 1,587 to 11,061 contracts written for the three months ended June 30, 2001 from 9,474 contracts written for the same period of 2000. Policy fees associated with this business increased $63 to a balance of $257 for the three months ended June 30, 2001 from a balance of $194 for the same period in 2000.

The remaining decrease in policy fees and other income of $60 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $2,728, or 54.2%, to $2,307 for the three months ended June 30, 2001 from $5,035 for the three months ended June 30, 2000. The automobile segment accounted for $3,993 of the overall decrease, posting incurred losses and loss adjustment expenses of $152 for the three months ended June 30, 2001 versus $4,145 for the same period of 2000. The largest component of this decrease is the result of the aforementioned discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Secondarily, while UIC’s growth initiative has increased earned premium by $231 for the three months ended June 30, 2001 over the same period of 2000, the operation has experienced substantially improved claims experience during that time. Management attributes the improvement primarily to a shift away from retaining liability coverage written in North Carolina to ceding this business nearly 100% to the NC Facility.

Largely offsetting the overall decrease in losses and LAE was the $1,464 increase posted by the commercial segment. As previously discussed, the Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since June 30, 1999. For the three months ended June 30, 2000, the Company’s commercial lines were subject to a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was terminated at the Company’s request. By retaining a larger portion of its commercial book of business, the Company’s commercial operations experienced an increase in losses and LAE for the three months ended June 30, 2001 over the same period of 2000. Partially offsetting this increase were the effects of the previously mentioned mandate from the North Carolina Department of Insurance to cease writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

The remaining net decrease of $199 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs decreased $601, or 9.1%, to $5,993 for the three months ended June 30, 2001 from $6,594 for the three months ended June 30, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the three months ended June 30, 2001 amounted to $29,966, a $3,003, or 9.1%, decrease from the $32,969 written during the same period in 2000. See Premiums Earned for discussion concerning the decrease in premium volume for the three months ended June 30, 2001 versus the same period of 2000.

Interest Expense

Interest expense was $199 and $318 for the three months ended June 30, 2001 and 2000, respectively. The Company's Facility bears interest at a pre–determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The decrease in interest expense for the three months ended June 30, 2001 as compared to the same period of 2000 is due to lower average interest rates in 2001 versus 2000 coupled with interest saved through the pay down of debt. The average interest rate of the Company’s debt was 7.97% between March 31, 2001 and June 30, 2001 versus 9.07% between March 31, 2000 and June 30, 2000. Further, at June 30, 2001, the outstanding balance of the Credit Facility was $8,940, a $2,533 decrease over the balance existing at June 30, 2000.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $3,956, or 42.0%, to $5,460 for the three months ended June 30, 2001 from $9,416 for the three months ended June 30, 2000. The most significant causes of the overall decrease are expense reductions directly associated with the Company’s discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina in the second and third quarters of 2000, respectively. Most notably, the Company experienced reductions in force between June 30, 2000 and 2001 that led to salary and benefit expense savings of over $1,646 quarter over quarter. In addition, when announcing the discontinuation of its Nashville operations in June 2000, the Company recorded goodwill and fixed asset impairment charges for assets associated with that operation. This resulted in reduced goodwill amortization and fixed asset depreciation charges of $408 for the three months ended June 30, 2001 over the same period of 2000. Further, in connection with the decision to discontinue the operations of Graward, the Company recorded a bad debt charge of $1,800 in the second quarter of 2000. There were no such charges in the second quarter of 2001. The Company also experienced a wide array of other expense reductions directly associated with the Company’s decreasing premium volume, including reduced insurance and agency licensing fees; maintenance, repair and occupancy costs; premium taxes; telephone expenses; and travel costs. Also contributing to the overall decrease in other operating costs and expenses was the decrease in settlement costs related to an outstanding lawsuit. During the three months ended June 30, 2001, the Company reduced its estimated settlement amount associated with this lawsuit by $370. Effective July 31, 2001, the Company settled the lawsuit at the estimated settlement amount. See Item 1. Legal Proceedings of Part II. Other Information.

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

Net cash provided by operating activities through June 30, 2001 amounted to $292. Net income for the six months ended June 30, 2001 amounted to $2,069 (see “Results of Operations”). Other significant sources of cash include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $3,379 and the $3,826 reduction in reinsurance premiums prepaid to the Company’s reinsurers. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the six months ended June 30, 2001, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2000 surpassed new recoverables being generated through this business. Similarly, with substantially less business being subjected to reinsurance, the Company experienced a reduction in the level of reinsurance premiums it had to prepay to the reinsurers. Further, effective April 1, 2001, the 70% quota share reinsurance agreement for the Company’s commercial lines operations was cancelled at the Company’s request. With no quota share reinsurance agreement in place for the entire second quarter of 2001, the Company experienced a net collection of reinsurance recoverable on paid and unpaid losses and LAE and a reduction of reinsurance premiums prepaid under the agreement.

Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $5,010 and the liability for unearned premiums of $2,063. The primary cause of these reductions is the discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As the Nashville and South Carolina voluntary programs continued runoff during the six months ended June 30, 2001, the liabilities for losses and LAE and unearned premiums are being paid down and earned. Partially offsetting the reductions in the liability for losses and LAE and unearned premiums are increases in the liabilities associated with the cancellation of the 70% quota share reinsurance agreement on the Company’s commercial lines operations. With no quota share reinsurance agreement in place for the entire second quarter of 2001, the Company retained more reserves for losses and LAE and unearned premiums.

Another significant use of cash was the $873 net decrease in balances due other insurance companies. Effective February 19, 2001, the Company resolved certain arbitration claims with Generali-U.S. Branch relating to the Company’s acquisition of its Nashville operations. As a result of the settlement, preacquisition liabilities assumed by the Company in the acquisition were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share and an additional 75,000 shares of the Company’s common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527, which was recorded in December 2000.

Finally, another significant use of cash resulted from a significant increase in premiums financed by PBP. PBP’s premium financing activities are directly correlated with the premium writings of UIC. As a result of UIC’s aforementioned growth initiative, the number of premium financing contracts written by PBP increased 6,905 to 25,577 contracts written for the six months ended June 30, 2001 from 18,672 contracts written for the same period of 2000, resulting in an increase to premium notes receivable of $896 between December 31, 2000 and June 30, 2001.

Net cash used in investing activities through June 30, 2001 totaled $5,417 and is primarily related to the shifting of cash and short-term investments into the Company’s higher-yielding bond portfolio.

Net cash used in financing activities through June 30, 2001 totaled $1,299 and related to repayment of debt principal and payment of dividends on the Company's Special Stock.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10–Q are "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management's current knowledge, expectations, estimates, beliefs and assumptions. All forward–looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward–looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward–looking statements include, but are not limited to:

•	the possibility that the Company will be unable to meet its cash flow requirements; the Company has suffered losses in recent years and the Company may continue to experience losses in the future;
•	the ability to secure additional sources of revenue;
•	the ability to secure and maintain long–term relationships with customers and agents;
•	the effects of economic conditions and conditions which affect the market for property and casualty insurance, including, but not limited to, interest rate fluctuations and flood zone determination services;

•	the effects and impact of laws, rules and regulations which apply to insurance companies;
•	geographic concentrations of loss exposure, causing revenues and profitability to be subject to prevailing regulatory, demographic and other conditions in the area in which the Company operates;
•	the availability of reinsurance and the ability of the Company's reinsurance arrangements to balance the geographical concentrations of the Company's risks;
•	the impact of competition from new and existing competitors, which competitors may have superior financial and marketing resources than the Company;
•	the impact of the decisions to exit the Graward and South Carolina nonstandard automobile operations;
•	the risk that current initiatives may not be successful;
•	restrictions on the Company's ability to declare and pay dividends;
•	the fact that the Company has experienced, and can be expected in the future to experience, storm and weather–related losses, which may result in a material adverse effect on the Company's results of operations, financial condition and cash flows;

•	the uncertainty associated with estimating loss reserves, and the adequacy of such reserves, capital resources and other financial items;
•	the outcome of potential litigation and administrative proceedings involving the Company;
•	control of the Company by a principal shareholder, which shareholder has the ability to exert significant influence over the policies and affairs of the Company;
•	risks the Company faces in diversifying the services it offers and entering new markets; and
•	other risk factors listed from time to time in the Company's Securities and Exchange Commission filings.

Accordingly, there can be no assurance that the actual results will conform to the forward–looking statements discussed or incorporated by reference in this quarterly report on Form 10–Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001		December 31, 2000

	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Government, government agencies and authorities	$14,306	$14,610	$14,852	$15,009
States, municipalities and political subdivisions	375	384	375	383
Corporate bonds	22,336	22,802	16,369	16,598

Total	$37,017	$37,796	$31,596	$31,990

The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company’s debt securities by approximately $(1,202) and $1,225, respectively, as of June 30, 2001. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at market value as of June 30, 2001 and December 31, 2000. The weighted-average maturity of the fixed income investments as of June 30, 2001 was approximately 2.84 years.

Interest on the Company’s variable rate debt is calculated, at the Company's discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of June 30, 2001, December 31, 2000 and June 30, 2000 was 7.31%, 9.44% and 9.44%, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. (Norwest) that claimed indemnification from Premium Service Corporation of Columbia (Premium) and Seibels, Bruce & Company (SBC) pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SBC and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Effective July 31, 2001, the Company reached a settlement with Wells Fargo Financial Resources, Inc. (Wells Fargo) (formerly known as Norwest Financial Resources, Inc.) in which Wells Fargo agreed to dismiss the pending lawsuit. The Company in turn agreed to pay Wells Fargo $100.

The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders (the Meeting) of the Company was held on May 9, 2001. As of March 12, 2001, and for purposes of the Meeting, there were 7,831,685 shares of common stock of the Company, par value $1.00 per share (the Common Stock), issued and outstanding. At the Meeting, there were 5,986,230 shares (77.5% of the outstanding shares entitled to vote) represented in person or by proxy.

(c)	The Meeting was called for the following purposes and with the following results:
	1)	The election of one (1) director, A. Crawford Clarkson, Jr., to hold office until the 2002 Annual Meeting of Shareholders or until his successor shall be elected and shall qualify and the election of two (2) directors, Claude E. McCain and Kenneth W. Pavia, to hold office until the 2004 Annual Meeting of Shareholders or until his successor shall be elected and shall qualify. Each Director elected with at least 5,955,050 votes (99.5% of the votes cast).

Nominee	Votes Cast For	Votes Cast Against	Votes Abstained	Unvoted

A. Crawford Clarkson, Jr.	5,955,050	31,179	None	None
Claude E. McCain	5,955,050	31,179	None	None
Kenneth W. Pavia	5,955,050	31,179	None	None

2)	The ratification of the Board’s appointment of Arthur Andersen LLP to audit the Company’s books and records for the fiscal year ending December 31, 2001. Passed with 5,978,763 votes (99.9% of the votes cast) in favor, 3,120 against and 4,347 abstained.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8–K.

(a)	List of exhibits:
3.1	Articles of Incorporation of the Registrant, as restated, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998.

	3.2	By-laws of the Registrant, as amended and restated, dated February 4, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.2, for the year ended December 31, 1998.
4.1	The rights of the Company’s equity security holders are defined in the Company’s Articles of Incorporation, as restated, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1999. See Exhibit 3.1.

	4.2	Form of the certificate of the Company’s common stock, par value $1.00 per share, incorporated herein by reference to the Registrant’s Registration Statement on Form S-2 (File No. 333-24081).
(b)	Reports on Form 8-K:
(i)	Form 8-K filed with the Securities and Exchange Commission on February 21, 2001 to report the settlement with Generali U.S. Branch (Generali) related to claims arising under the April 1995 Agency Agreement between Generali and Graward General Companies, Inc.

	(ii)	Form 8-K filed with the Securities and Exchange Commission on August 1, 2001 to report the settlement of a lawsuit involving Wells Fargo Financial Resources, Inc. (f/k/a Norwest Financial Resources, Inc. (Norwest) related to certain loans of a subsidiary of the Company which were sold to Norwest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SEIBELS BRUCE GROUP, INC. (Registrant)
Date: August 9, 2001
John E. Natili President and Chief Executive Officer

Date: August 9, 2001
Bryan D. Rivers, CPA Controller (Principal Accounting Officer)