Form 10-Q
period 2001-09-30
SEIBELS BRUCE GROUP INC
filed 2001-11-13
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September  30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–8804

THE SEIBELS BRUCE GROUP, INC.

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57–0672136 (I.R.S. Employer Identification No.)
1501 Lady Street (PO Box 1), Columbia, SC (Address of principal executive offices)	29201(2) (Zip Code)

Registrant's telephone number, including area code (803) 748–2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at November 9, 2001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts shown in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2001	2000
ASSETS
Investments:
Debt securities, available–for–sale, at market (cost of $35,057 in 2001 and $31,596 in 2000)	$36,540	$31,990
Equity securities, at market (cost of $5,825 in 2001 and $6,344 in 2000)	5,907	6,307
Cash and short–term investments	5,953	10,410
Total cash and investments	48,400	48,707
Accrued investment income	564	749
Premiums and agents' balances receivable, net of allowance for doubtful accounts of $3,055 in 2001 and $4,780 in 2000	1,452	1,637
Premium notes receivable, net of allowance for doubtful accounts of $99 in 2001 and $400 in 2000	7,459	5,260
Reinsurance recoverable on paid losses and loss adjustment expenses	11,745	14,031
Reinsurance recoverable on unpaid losses and loss adjustment expenses	44,549	50,012
Property and equipment, net	470	917
Prepaid reinsurance premiums–ceded business	38,610	40,997
Deferred policy acquisition costs	400	400
Goodwill	4,544	4,638
Other assets	3,111	3,318
Total assets	$161,304	$170,666

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims – retained business	$23,052	$30,574
– ceded business	42,119	46,612
Adjustment expenses – retained business	5,274	5,247
– ceded business	2,430	3,400
Unearned premiums:
Property and casualty – retained business	6,439	5,056
– ceded business	38,610	40,997
Balances due other insurance companies	3,941	4,592
Debt	8,330	10,159
Restructuring accrual	0	276
Other liabilities and deferred items	12,185	9,061
Total liabilities	142,380	155,974

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 209,000 and 220,000 shares in 2001 and 2000, respectively, of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock, redemption value $2,090	2,090	2,200
Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable nonvoting, special preferred stock, redemption value $500	500	500
Total special stock	2,590	2,700

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares in 2001 and 2000	7,832	7,832
Additional paid–in–capital	61,989	61,989
Accumulated other comprehensive income	1,565	357
Accumulated deficit	(55,052)	(58,186)
Total shareholders' equity	16,334	11,992
Total liabilities and shareholders' equity	$161,304	$170,666

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts shown in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Commission and service income	$9,461	$9,740	$28,069	$28,085
Premiums earned	3,288	9,956	11,016	18,719
Net investment income	600	611	1,899	1,968
Other interest income, net	309	314	919	875
Net realized gain (loss)	51	0	(167)	(227)
Policy fees and other income	579	1,251	2,308	3,863

Total revenue	14,288	21,872	44,044	53,283

Expenses:
Losses and loss adjustment expenses	1,260	8,133	6,286	18,945
Policy acquisition costs	5,816	5,648	17,448	20,067
Interest expense	168	504	597	1,144
Other operating costs and expenses	5,984	7,359	16,584	20,976
Special items	(156)	0	(156)	16,421

Total expenses	13,072	21,644	40,759	77,553

Income (loss) from operations, before provision for income taxes	1,216	228	3,285	(24,270)
Provision for income taxes	30	0	30	0

Net income (loss)	1,186	228	3,255	(24,270)

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $51 and $0 for gains included in net income for the three months ended September 30, 2001 and 2000, respectively, and $51 and $(236) for gains (losses) included in net income (loss) for the nine months ended September 30, 2001 and 2000, respectively	750	329	1,208	375

Comprehensive net income (loss)	$1,936	$557	$4,463	$(23,895)

Basic earnings (loss) per share:
Net income (loss)	$0.15	$0.02	$0.40	$(3.12)
Weighted average shares outstanding	7,832	7,832	7,832	7,832

Diluted earnings (loss) per share:
Net income (loss)	$0.14	$0.02	$0.40	$(3.12)
Weighted average shares outstanding	8,233	7,832	8,204	7,832

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Amounts shown in thousands)

(Unaudited)

	2001	2000
Cash flows from operating activities:
Net income (loss)	$3,255	$(24,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss (earnings) of unconsolidated subsidiaries	519	(115)
(Recovery of) provision for losses on premium notes and premiums and agents’ balances receivable, net	(1,112)	1,562
Special items	0	16,421
Amortization of deferred policy acquisition costs	17,448	20,066
Depreciation and amortization	378	1,412
Realized (gain) loss on sale of investments, net	(51)	236
Realized loss (gain) on sale of property and equipment, net	218	(9)
Change in assets and liabilities:
Accrued investment income	185	257
Premiums and agents' balances receivable, net	886	3,502
Premium notes receivable, net	(1,898)	(1,332)
Reinsurance recoverable on losses and loss adjustment expenses	7,749	20,698
Prepaid reinsurance premiums–ceded business	2,387	13,105
Deferred policy acquisition costs	(17,448)	(19,093)
Unpaid losses and loss adjustment expenses	(12,958)	(23,628)
Unearned premiums	(1,004)	(9,302)
Balances due other insurance companies	(651)	(9,059)
Accrued restructuring charges	(276)	(289)
Other, net	3,304	(4,394)

Net cash provided by (used in) operating activities	931	(14,232)

Cash flows from investing activities:
Proceeds from investments sold or matured	7,083	10,311
Cost of investments acquired	(10,445)	(13,872)
Proceeds from property and equipment sold, net	2	9
Purchases of property and equipment	(78)	(212)

Net cash used in investing activities	(3,438)	(3,764)

Cash flows from financing activities:
Issuance of capital stock	0	2
Repayment of debt	(1,829)	(1,220)
Dividends paid	(121)	(127)

Net cash used in financing activities	(1,950)	(1,345)

Net decrease in cash and short–term investments	(4,457)	(19,341)
Cash and short–term investments, January 1	10,410	26,722

Cash and short–term investments, September 30	$5,953	$7,381

Supplemental cash flow information:
Interest paid	$597	$763
Income taxes paid	30	0

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

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents’ balances and direct billed balances receivable and premium notes receivable in the amount of approximately $3,154 and $5,180 at September 30, 2001 and December 31, 2000, respectively.

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

As of December 31, 2000, the Company has unused tax operating loss carryforwards and capital loss carryforwards of $104,857 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2001 are approximately $10,900 due to losses incurred in 1998, 1999 and 2000 after the change in ownership event occurred and carryover of previous years' unused limitations. The provision for income taxes recorded for the nine months ended September 30, 2001 results from estimated Alternative Minimum Tax arising from limitations on the use of net operating loss carryovers.

The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at September 30, 2001 and December 31, 2000.

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

Management Compensation Program

The Company has an incentive compensation plan covering certain members of its management team. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ending December 31. The provisions of the plan require recipients to use a portion of their individual award to purchase stock of the Company. The Company has accrued for its estimated obligations under the plan as of September 30, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement established accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. At September 30, 2001, the Company had unamortized goodwill totaling $4,544 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of Universal Insurance Company and Premium Budget Plan, Inc.) and Americas Flood Services, Inc., respectively. Annual amortization of goodwill which will cease to be recorded effective January 1, 2002 upon the adoption of SFAS No. 142 is $125. The Company currently does not expect that it will incur impairment to either component of the goodwill as a result of adopting SFAS No. 142 and the Company has no other material intangible assets falling under the scope of the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001 and the statement had no material impact on its financial position or results of operations.

NOTE 2. INVESTMENTS

The Company’s investments in debt securities are considered available-for-sale securities and carried at market value at September 30, 2001 and December 31, 2000. Unrealized gains and losses on debt securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity.

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

NOTE 4. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the nine months ended September 30,

2001 and 2000 were as follows:

	2001	2000

Deferred at the beginning of the period	$400	$1,373
Costs incurred and deferred during year:
Commissions and brokerage	13,086	14,320
Taxes, licenses and fees	2,617	2,864
Other	1,745	1,909
Total	17,448	19,093
Amortization charged to income during the period	(17,448)	(20,066)
Deferred at the end of the period	$400	$400

NOTE 5. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

Activity in the liability for unpaid losses and LAE for the nine months ended September 30, 2001 and 2000 is summarized as follows:

	2001	2000
Liability at the beginning of the period:
Gross liability per balance sheet	$85,833	$113,850
Ceded reinsurance recoverable, classified as an asset	(50,012)	(74,017)
Net liability	35,821	39,833

Provision for claims occurring in the current year	6,477	17,455
(Decrease) increase in estimated losses and LAE for claims occurring in prior years	(191)	1,490
	6,286	18,945

Losses and LAE payments for claims occurring during:
Current year	3,974	7,963
Prior years	9,807	13,878
	13,781	21,841

Liability for losses and LAE at the end of the year:
Net liability	28,326	36,937
Ceded reinsurance recoverable, classified as an asset	44,549	53,285
Gross liability per balance sheet	$72,875	$90,222

NOTE 6. DEBT

On March 31, 1998, the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest is due in June 2004. Accrued interest is payable monthly on the outstanding balance under the Credit Facility and is calculated, at the Company's discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of September 30, 2001, December 31, 2000 and September 30, 2000 was 6.19%, 9.44% and 9.38%, respectively. The Credit Facility is secured by a lien on the assets of the Company. As of September 30, 2001 and December 31, 2000, the outstanding balance under the Credit Facility was $8,330 and $10,159, respectively. The underlying Credit Agreement stipulates that the Company demonstrate compliance with a number of affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory surplus levels, ratios of debt to total capitalization and cash flow coverage. As of September 30, 2001, the Company was in compliance with all amended covenants. The underlying Credit Agreement further stipulates that the Company may not redeem any of its Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (see Note 7) until the Credit Facility has been repaid in its entirety.

NOTE 7. SPECIAL STOCK

On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the Special Stock) in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $97 and $103 in special stock dividends for the nine months ended September 30, 2001 and 2000, respectively. Prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. Prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares of the Company's common stock.

On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the AFS Special Stock) in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $24 in special stock dividends for the nine months ended September 30, 2001 and 2000. Prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the AFS Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. Prior to August 15, 2002, holders of the shares have the right to convert each share of the AFS Special Stock into 1.25 shares of the Company's common stock.

NOTE 8. EARNINGS PER SHARE

In accordance with SFAS 128, “Earnings Per Share,” the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the reporting period, as adjusted for the dilutive effect of stock options, warrants and convertible preferred stock. The following table shows the computation of earnings per share for the nine months ended September 30, 2001 and 2000:

	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2001:
Net income	$3,255
Less: Preferred stock dividends	(121)
Basic earnings per share	3,134	7,832	$0.40
Effect of dilutive securities:
Convertible preferred stock	121	324
Stock options and warrants	0	48
Diluted earnings per share	$3,255	8,204	$0.40

For the nine months ended September 30, 2000:
Net loss	$(24,270)
Less: Preferred stock dividends	(127)
Basic and diluted loss per share	$(24,397)	7,832	$(3.12)

For the three months ended September 30, 2001:
Net income	$1,186
Less: Preferred stock dividends	(40)
Basic earnings per share	1,146	7,832	$0.15
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	0	77
Diluted earnings per share	$1,186	8,233	$0.14

For the three months ended September 30, 2000:
Net income	$228
Less: Preferred stock dividends	(42)
Basic and diluted earnings per share	$186	7,832	$0.02

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

Activity in the restructuring accrual was as follows:

	Impairment	Severence	Contractual
	of Long-	and	Commitment
	Lived Assets	Benefits	Cancellation	All Other	Total
Initial restructuring plan charge	$15,678	$304	$304	$135	$16,421
Utilization during 2000	(15,678)	(207)	(63)	(141)	(16,089)
Estimate revision	0	(47)	(38)	29	(56)

Balance, December 31, 2000	0	50	203	23	276
Utilization during 2001	0	(50)	0	(70)	(120)
Estimate revision	0	0	(203)	47	(156)

Balance, September 30, 2001	$0	$0	$0	$0	$0

All charges associated with the Restructuring Plan were determined based on the formal plans of management, and approved by the Board of Directors, using the best information available. The amounts ultimately incurred could change as the operations are run off over the rest of 2001.

NOTE 10. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes the personal lines components of UIC’s retained risk nonstandard automobile operations, the runoff operations of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the NFIP, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment includes other runoff operations of the Company, including worker’s compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared revenues and expenses. Shared revenues comprised approximately 3.3% of total revenues for the nine months ended September 30, 2001 and 2000, and approximately 3.4% and 3.6% for the three months ended September 30, 2001 and 2000, respectively. Shared expenses comprised approximately 1.5% and 0.7% of total expenses for the nine months ended September 30, 2001 and 2000, respectively, and approximately 2.3% and 0.6% of total expenses for the three months ended September 30, 2001 and 2000, respectively. Shared revenues were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves while shared expenses were allocated on a basis proportionate with each reportable segment’s total revenues. The results of the reportable segments are included in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Automobile	$4,650	$13,688	$17,086	$31,403
Flood	4,698	4,424	13,359	11,592
Commercial	2,224	1,289	5,901	2,763
Adjusting Services	2,467	2,327	6,885	6,848
All Other	249	144	813	677

Total revenue	$14,288	$21,872	$44,044	$53,283

Expenses:
Automobile	$3,761	$14,070	$13,540	$54,345
Flood	4,555	4,231	12,364	11,668
Commercial	1,948	1,000	6,458	2,823
Adjusting Services	2,250	2,099	6,798	7,186
All Other	558	244	1,599	1,531

Total expenses	$13,072	$21,644	$40,759	$77,553

Net income (loss) before provision for income taxes:
Automobile	$889	$(382)	$3,546	$(22,942)
Flood	143	193	995	(76)
Commercial	276	289	(557)	(60)
Adjusting Services	217	228	87	(338)
All Other	(309)	(100)	(786)	(854)

Total net income (loss) before provision for income taxes	1,216	228	3,285	(24,270)
Provision for income taxes	30	0	30	0
Net income (loss)	$1,186	$228	$3,255	$(24,270)

The Company's primary operations have historically centered around its Automobile segment, which includes its risk-bearing nonstandard automobile operations in North and South Carolina as well as its fee–based NC Facility, SC Facility and SCAAIP operations. In July 2000, the Company announced its withdrawal from the voluntary nonstandard automobile insurance market in South Carolina due to that operation's higher than acceptable loss ratios and continued strains on the Company's consolidated earnings and resources. As a result, the automobile segment recorded a restructuring charge of $16,421 in the quarter ended June 30, 2000. The Company continues to operate the other components of its Automobile segment.

PART II. OTHER INFORMATION

OVERVIEW

Financial Condition

	September 30,		December 31,
	2001		2000

Total cash and investments		$48,400	$48,707
Total assets	161,304		170,666
Total liabilities	142,380		155,974
Special stock	2,590		2,700
Shareholders' equity	16,334		11,992
Book value per share	2.09		1.53

Results of Operations
	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2001	2000	2001	2000

Commission and service income	$9,461	$9,740	$28,069	$28,085
Premiums earned	3,288	9,956	11,016	18,719
Net investment income	600	611	1,899	1,968
Other interest income, net	309	314	919	875
Net realized gain (loss)	51	0	(167)	(227)
Policy fees and other income	579	1,251	2,308	3,863

Total revenue	$14,288	$21,872	$44,044	$53,283

Income (loss) from operations, before provision for income taxes	$1,216	$228	$3,285	$(24,270)
Provision for income taxes	30	0	30	0

Net income (loss)	$1,186	$228	$3,255	$(24,270)

Weighted average shares outstanding:
Basic	7,832	7,832	7,832	7,832
Diluted	8,233	7,832	8,204	7,832

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 and 2000

Commission and Service Income

Commission and service income decreased $16, or 0.1%, to $28,069 for the nine months ended September 30, 2001 from $28,085 for the nine months ended September 30, 2000. The automobile segment accounted for a decrease of $2,031, posting commission and service income of $8,858 for the nine months ended September 30, 2001, versus $10,889 for the same period of 2000. The decrease is substantially the result of the continuing runoff of the SC Facility, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, are able to renew business in the SC Facility through February 2002. The new SCAAIP provides insurance to drivers unable to obtain coverage in the voluntary market. Although the Company has an arrangement with the SCAAIP to handle 50% of the policies written, there has been very little activity to date. Commission and service income generated through the SC Facility and the SCAAIP amounted to $3,430 for the nine months ended September 30, 2001 and $5,387 for the nine months ended September 30, 2000, a decrease of $1,957. The remaining decrease of commission and service income within the automobile segment came from the Company’s North Carolina domiciled subsidiary, UIC ($63), and the Company’s South Carolina Motor Vehicles program ($11) which began runoff in July 2000.

The adjusting services segment accounted for an increase of $228, posting commission and service income of $5,397 for the nine months ended September 30, 2001, versus $5,169 for the same period of 2000. The increase is substantially attributable to the Company’s Claims Administration Services Agreement with QualSure Insurance Corporation, which began in February 2000. Therefore, the nine months ended September 30, 2001 included a full nine months of revenues under the agreement versus only eight months for the same period of 2000.

Commission and service income for the flood segment was $13,267 for the nine months ended September 30, 2001, versus $11,508 for the same period of 2000, an increase of $1,759. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the related claims it services in the amount of 31.0% of gross written premium and 3.3% of gross incurred losses, respectively. During the nine months ended September 30, 2001, the Company’s NFIP written premium has increased at a rate that surpasses that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company’s NFIP written premium increased $5,357 (18.1%) for the nine months ended September 30, 2001 over the same period of 2000. Further, as a result of this premium growth and the retention of its NFIP book of business, the Company received an unanticipated marketing bonus from the NFIP of $553 in March 2001, which was recognized as income during the first quarter of 2001. No such bonus was received during 2000.

The remaining $28 increase in commission and service income came from all other operations.

Premiums Earned

Net premiums earned decreased $7,703, or 41.2%, to $11,016 for the nine months ended September 30, 2001 from $18,719 for the nine months ended September 30, 2000. The automobile segment accounted for $10,988 of the overall decrease, posting premiums earned of $5,755 for the nine months ended September 30, 2001 versus $16,743 for the same period of 2000. The overall decrease is the result of three factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the nine months ended September 30, 2001 amounted to $2,469, a decrease of $9,658 over the $12,127 earned for the same period of 2000. Second, beginning in June 2000, the Company began running off its Second Tier rating program in North Carolina. This program was the only book of the Company’s business not subject to a quota share reinsurance agreement. As the Second Tier business came up for renewal during the runoff period, prevailing rates of UIC were offered to the insureds. Accepted renewals were subject to UIC’s 75% quota share reinsurance agreement. Therefore, UIC’s nine months ended September 30, 2000 included certain premiums that were not subject to the 75% quota share reinsurance agreement that was applicable to all of UIC’s premiums for the same period of 2001. This shift in UIC’s business more than offset the year to date increase in UIC’s premiums earned resulting from its successful premium growth initiative, which began in January 2001. The net affect of these two factors on UIC’s premiums earned was a decrease of $570 for the nine months ended September 30, 2001 versus the corresponding period of 2000. The third factor in the $10,988 decrease in premiums earned by the automobile segment during the nine months ended September 30, 2001 versus the same period of 2000 was the $760 reduction in premiums earned from business the Company is required to assume from the SC Facility, which is in the end stages of runoff as previously discussed.

Premiums earned by the commercial segment amounted to $5,234 for the nine months ended September 30, 2001, versus $2,141 for the same period of 2000, an increase of $3,093. The Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since September 30, 1999. For the nine months ended September 30, 2000, the Company’s commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company’s request effective April 1, 2001. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the nine months ended September 30, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings of $1,213 for the nine months ended September 30, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion. Further offsetting the increase in premiums earned was the impact of newly acquired excess of loss and catastrophe reinsurance agreements which were effective June 1, 2001.

The remaining $192 increase in premiums earned came from all other operations.

Net Investment Income

Net investment income decreased $69, or 3.5%, to $1,899 for the nine months ended September 30, 2001 from $1,968 for the nine months ended September 30, 2000. The Company’s bond portfolio averaged $34,265 for the nine months ended September 30, 2001, an increase of $3,230 over the $31,035 averaged for the same period of 2000. The increase in investment income attributable to the increase in the Company’s bond portfolio was more than offset by the sharp decrease in interest rates experienced by the Company during the same period of time.

Other Interest Income, Net

Net other interest income increased $44, or 5.0%, to $919 for the nine months ended September 30, 2001 from $875 for the nine months ended September 30, 2000. The increase is substantially due to two factors. First, there was an increase in the number of premium financing contracts written by the Company’s North Carolina premium financing company, Premium Budget Plan, Inc. (PBP). PBP’s premium financing activities are directly correlated with the premium writings of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, the number of premium financing contracts written by PBP increased 3,385 to 33,120 contracts written for the nine months ended September 30, 2001 from 29,735 contracts written for the same period of 2000. Partially offsetting this year to date increase in contracts written was a reduction in contracts written resulting from a shift away from UIC financing through PBP and toward unrelated finance companies which began in the third quarter of 2001. This transition was initiated for a variety of reasons, including profitability of PBP and assessments of the Company’s core competencies. Other interest income realized by PBP as a result of this net growth was $866 for the nine months ended September 30, 2001 versus $550 for the same period of 2000, an increase of $316. Second, and substantially offsetting the increase in other interest income experienced by PBP, the Company experienced decreases in other interest income from several other components of the automobile segment. The Company’s Nashville and South Carolina Motor Vehicle programs, which began runoff in June and July 2000, respectively, accounted for a decrease of $84 and other interest income received from the SC Facility, which is in the end stages of runoff, accounted for a decrease of $139. The remaining decrease of $49 came from the Company’s runoff operations.

Net Realized Gain (Loss)

Net realized losses amounted to $167 for the nine months ended September 30, 2001 due to $218 of losses realized on the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software partially offset by $51 in gains realized on the liquidation of a portion of the Company’s bond portfolio to fund its operations. Sales of fully depreciated property and equipment during the nine months ended September 30, 2000 resulted in realized gains of $9, while realized losses on the sale of investments amounted to $236 and resulted from the liquidation of a portion of the Company’s investment portfolio to fund its operations and investment in QualSure Holding Corporation.

Policy Fees and Other Income

Policy fees and other income decreased $1,555, or 40.3%, to $2,308 for the nine months ended September 30, 2001 from $3,863 for the nine months ended September 30, 2000. The Company’s primary source of policy fees revenues is its Nashville nonstandard automobile operations, which were placed into runoff in June 2000. As a result of this action, premiums written through the Nashville operation declined to a balance of $(31) for the nine months ended September 30, 2001 from a balance of $8,407 for the same period in 2000. Because policy fees are directly correlated to premium writings, the operation’s policy fees decreased $1,231 to a balance of $41 for the nine months ended September 30, 2001 versus $1,272 for the same period in 2000.

Also contributing to the overall decrease in policy fees and other income was the Company’s net $634 decrease in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding Corporation from income of $115 for the nine months ended September 30, 2000 to a loss of $519 for the same period in 2001.

Further contributing to the overall decrease in policy fees and other income was a decrease of $274 associated with a division of the adjusting services segment. The division posted policy fees and other income of $1,367 for the nine months ended September 30, 2001 versus $1,641 for the same period of 2000. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of certain customers from the state.

In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the nine months ended September 30, 2001 is $473 of amortized gain.

The remaining increase in policy fees and other income of $111 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $12,659, or 66.8%, to $6,286 for the nine months ended September 30, 2001 from $18,945 for the nine months ended September 30, 2000. The automobile segment accounted for $14,826 of the overall decrease, posting incurred losses and LAE of $2,361 for the nine months ended September 30, 2001 versus $17,187 for the same period of 2000. The largest component of this decrease is the $12,633 combined decrease resulting from the aforementioned discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Second, as previously mentioned, UIC’s nine months ended September 30, 2000 included certain risk bearing business that was not subject to its 75% quota share reinsurance agreement while all risk bearing business during the nine months ended September 30, 2001 was subject to the 75% quota share reinsurance agreement. This situation largely accounted for the $1,451 decrease in losses and LAE incurred by UIC for the nine months ended September 30, 2001 versus the same period of 2000. Finally, the Company experienced a $742 reduction in losses and LAE related to business the Company is required to assume from the SC Facility, which is in the end stages of runoff as previously discussed.

Largely offsetting the overall decrease in losses and LAE was the $1,587 increase posted by the commercial segment. As previously discussed, the Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since September 30, 1999. For the nine months ended September 30, 2000, the Company’s commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company’s request effective April 1, 2001. By retaining a larger portion of its commercial book of business, the Company’s commercial operations experienced an increase in losses and LAE for the nine months ended September 30, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the nine months ended September 30, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

Also offsetting the overall decrease in losses and LAE was the $577 increase posted by the Company’s runoff operations as a result of a general strengthening of the IBNR reserves on this runoff book of business.

The remaining net increase of $3 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs decreased $2,619, or 13.1%, to $17,448 for the nine months ended September 30, 2001 from $20,067 for the nine months ended September 30, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the nine months ended September 30, 2001 amounted to $87,242, a $13,091, or 13.0%, decrease from the $100,333 written during the same period in 2000. See Premiums Earned for discussion concerning the decrease in premium volume for the nine months ended September 30, 2001 versus the same period of 2000.

Interest Expense

Interest expense was $597 and $1,144 for the nine months ended September 30, 2001 and 2000, respectively. The Company's Credit Facility bears interest at a pre–determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The decrease in interest expense for the nine months ended September 30, 2001 as compared to the same period of 2000 is due to lower average interest rates in 2001 versus 2000 coupled with interest saved through the pay down of debt. The average interest rate of the Company’s debt was 7.82% between December 31, 2000 and September 30, 2001 versus 9.16% between December 31, 1999 and September 30, 2000. Further, at September 30, 2001, the outstanding balance of the Credit Facility was $8,330, a $2,736 decrease over the balance existing at September 30, 2000.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $4,392, or 20.9%, to $16,584 for the nine months ended September 30, 2001 from $20,976 for the nine months ended September 30, 2000. The most significant causes of the overall decrease are expense reductions directly associated with the Company’s discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina in the second and third quarters of 2000, respectively. Most notably, the Company experienced reductions in force between September 30, 2000 and 2001 that led to salary and benefit expense savings of over $4,111. In addition, when announcing the discontinuation of its Nashville operations in September 2000, the Company recorded goodwill and fixed asset impairment charges for assets associated with that operation. This resulted in reduced goodwill amortization and fixed asset depreciation charges of $1,000 for the nine months ended September 30, 2001 over the same period of 2000. Further, in connection with the decision to discontinue the operations of Graward, the Company recorded a bad debt charge of $1,800 in the second quarter of 2000. There were no such charges during 2001. The Company also experienced a wide array of other expense reductions directly associated with the Company’s decreasing premium volume, including reduced insurance and agency licensing fees; bad debt expenses; maintenance, repair and occupancy costs; premium taxes; telephone expenses; and travel costs. Also contributing to the overall decrease in other operating costs and expenses was the decrease in settlement costs related to a lawsuit involving Wells Fargo Financial Resources, Inc. (Wells Fargo) (formerly known as Norwest Financial Resources, Inc.). During the second quarter of 2001, the Company reduced its estimated settlement amount associated with this lawsuit by $370. Effective July 31, 2001, the Company settled the lawsuit at the estimated settlement amount. See Item 1. Legal Proceedings of Part II. Other Information.

Partially offsetting these expense reductions were increased salary and benefit expenses associated with the Company’s accrual of obligations under a newly approved incentive compensation plan for certain members of its management team. Further offsetting the overall reduction in other operating costs and expenses between periods were increased municipal tax expenses during the nine months ended September 30, 2001 over the same period of 2000. In March 2000, the Company settled a claim with the Municipal Association of South Carolina which claimed it had a potential deficiency of certain South Carolina municipality taxes. The claim was settled for $1,525, resulting in a reduction in expense of $902 that was recorded as an offset to municipal tax expense for the nine months ended September 30, 2000.

Special Items

During the quarter ended June 30, 2000, the Company recorded a special items charge in the amount of $16,421 associated with the discontinuation of its Nashville operations and the impairment of long-lived assets associated with those operations. As of September 30, 2001, the restructuring plan associated with the restructuring charge has been substantially completed, resulting in a final revision of the initial estimate of $156 that was taken into income in September 2001.

Three months ended September 30, 2001 and 2000

Commission and Service Income

Commission and service income decreased $279, or 2.9%, to $9,461 for the three months ended September 30, 2001 from $9,740 for the three months ended September 30, 2000. The automobile segment accounted for $766 of the overall decrease, posting commission and service income of $2,637 for the three months ended September 30, 2001, versus $3,403 for the same period of 2000. The decrease is substantially the result of the continuing runoff of the SC Facility and the low volume of activity in the SCAAIP as previously discussed.

Commission and service income for the flood segment was $4,670 for the three months ended September 30, 2001, versus $4,409 for the same period of 2000, an increase of $261. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the related claims it services in the amount of 31.0% of gross written premium and 3.3% of gross incurred losses, respectively. The Company’s NFIP written premium increased $1,603 (13.8%) for the three months ended September 30, 2001 over the same period of 2000. Partially offsetting the increase in commission and service income from the increased premium volume was a decrease in commission and service income resulting from lower claims volumes during the three months ended September 30, 2001 as compared to the same period of 2000 caused by an unusually quiet flood season.

Commission and service income for the adjusting services segment was $2,002 for the three months ended September 30, 2001, versus $1,775 for the same period of 2000, an increase of $227. The increase is substantially the result of deferred revenues being recognized as income related to the runoff of the claims of the Nashville operations ($108) as well as an increase in the customer base of the adjusting services segment ($119).

The remaining $1 decrease in commission and service income came from all other operations.

Premiums Earned

Net premiums earned decreased $6,668, or 67.0%, to $3,288 for the three months ended September 30, 2001 from $9,956 for the three months ended September 30, 2000. The automobile segment accounted for $7,779 of the overall decrease, posting premiums earned of $1,301 for the three months ended September 30, 2001 versus $9,080 for the same period of 2000. The overall decrease is the result of three factors. First, premiums earned from the Company’s Nashville and South Carolina Motor Vehicles operations for the three months ended September 30, 2001 amounted to $334, a decrease of $6,500 over the $6,834 earned for the same period of 2000. These operations were placed into runoff effective June and July 2000, respectively. Second, beginning in June 2000, the Company began running off its Second Tier rating program in North Carolina. This program was the only book of the Company’s business not subject to a quota share reinsurance agreement. As the Second Tier business came up for renewal during the runoff period, prevailing rates of UIC were offered to the insureds. Accepted renewals were subject to UIC’s 75% quota share reinsurance agreement. Therefore, UIC’s three months ended September 30, 2000 included certain premiums that were not subject to the 75% quota share reinsurance agreement that was applicable to all of UIC’s premiums for the same period of 2001. This shift in UIC’s business more than offset the year to date increase in UIC’s premiums earned resulting from its successful premium growth initiative, which began in January 2001. The net affect of these two factors on UIC’s premiums earned was a decrease of $1,079 for the three months ended September 30, 2001 versus the corresponding period of 2000. The third factor in the $7,779 decrease in premiums earned by the automobile segment during the three months ended September 30, 2001 versus the same period of 2000 was the $200 reduction in premiums earned from business the Company is required to assume from the SC Facility, which is in the end stages of runoff as previously discussed.

Premiums earned by the commercial segment amounted to $1,980 for the three months ended September 30, 2001, versus $1,084 for the same period of 2000, an increase of $896. The Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since September 30, 1999. For the three months ended September 30, 2000, the Company’s commercial lines were subject to a 70% quota share reinsurance agreement. The agreement was terminated at the Company’s request effective April 1, 2001. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the three months ended September 30, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings of $556 for the three months ended September 30, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion. Further offsetting the increase in premiums earned was the impact of newly acquired excess of loss and catastrophe reinsurance agreements which were effective June 1, 2001.

The remaining $215 increase in premiums earned came primarily from the Company’s runoff operations and resulted from net return premiums being posted for the three months ended September 30, 2000.

Net Investment Income

Net investment income decreased $11, or 1.8%, to $600 for the three months ended September 30, 2001 from $611 for the three months ended September 30, 2000. The Company’s bond portfolio averaged $37,168 for the three months ended September 30, 2001, an increase of $7,647 over the $29,521 averaged for the same period of 2000. The increase in investment income attributable to the increase in the Company’s bond portfolio was more than offset by the sharp decrease in interest rates experienced by the Company during the same period of time.

Other Interest Income, Net

Net other interest income decreased $5, or 1.6%, to $309 for the three months ended September 30, 2001 from $314 for the three months ended September 30, 2000. The decrease is substantially due to two factors. First, while there was a decrease in the number of premium financing contracts written by the Company’s North Carolina premium financing company, Premium Budget Plan, Inc. (PBP), the interest income from previously written contracts during the high growth period of January through June previously discussed carried through PBP’s third quarter. Beginning with the third quarter of 2001, the Company began shifting its financing options away from PBP and toward unrelated finance companies. The transition was initiated for a variety of reasons, including profitability of PBP and assessments of the Company’s core competencies. As a result of this initiative, the number of premium financing contracts written by PBP decreased 3,520 to 7,543 contracts written for the three months ended September 30, 2001 from 11,063 contracts written for the same period of 2000. Other interest income realized by PBP was $348 for the three months ended September 30, 2001 versus $193 for the same period of 2000, an increase of $155. Second, and substantially offsetting the increase in other interest income experienced by PBP, the Company’s Nashville and South Carolina Motor Vehicle programs, which began runoff in June and July 2000, respectively, accounted for a decrease of $141. The remaining decrease of $19 came from all other operations.

Net Realized Gain (Loss)

Net realized gains amounted to $51 for the three months ended September 30, 2000 due to gains realized on the liquidation of a portion of the Company’s investment portfolio to fund its operations. There were no realized gains or losses for the three months ended September 30, 2001.

Policy Fees and Other Income

Policy fees and other income decreased $672, or 53.7%, to $579 for the three months ended September 30, 2001 from $1,251 for the three months ended September 30, 2000. The Company’s primary source of policy fees revenues is its Nashville nonstandard automobile operations, which were placed into runoff in September 2000. As a result, the operation’s policy fees decreased $222 to a balance of $1 for the three months ended September 30, 2001 versus $223 for the same period in 2000.

Also contributing to the overall decrease in policy fees and other income was the Company’s net $324 decrease in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding Corporation from income of $164 for the three months ended September 30, 2000 to a loss of $160 for the same period in 2001.

Further contributing to the overall decrease in policy fees and other income was a decrease of $101 associated with a division of the adjusting services segment. The division posted policy fees and other income of $527 for the three months ended September 30, 2001 versus $426 for the same period of 2000. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of certain of its customers from the state.

In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the three months ended September 30, 2001 is $158 of amortized gain.

The remaining decrease in policy fees and other income of $183 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $6,873, or 84.5%, to $1,260 for the three months ended September 30, 2001 from $8,133 for the three months ended September 30, 2000. The automobile segment accounted for $7,820 of the overall decrease, posting incurred losses and LAE of $2 for the three months ended September 30, 2001 versus $7,822 for the same period of 2000. The largest component of this decrease is the $6,875 combined decrease resulting from the aforementioned discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Second, as previously mentioned, UIC’s three months ended September 30, 2000 included certain risk bearing business that was not subject to its 75% quota share reinsurance agreement while all risk bearing business during the three months ended September 30, 2001 was subject to the 75% quota share reinsurance agreement. This situation largely accounted for the $738 decrease in losses and LAE incurred by UIC for the three months ended September 30, 2001 versus the same period of 2000. Finally, the Company experienced a $207 reduction in losses and LAE related to business the Company is required to assume from the SC Facility, which is in the end stages of runoff as previously discussed.

Largely offsetting the overall decrease in losses and LAE was the $540 increase posted by the commercial segment. As previously discussed, the Company’s commercial lines have been reinsured primarily through quota share reinsurance agreements since September 30, 1999. For the three months ended September 30, 2000, the Company’s commercial lines were subject to a 70% quota share reinsurance agreement. The agreement was terminated at the Company’s request effective April 1, 2001. By retaining a larger portion of its commercial book of business, the Company’s commercial operations experienced an increase in losses and LAE for the three months ended September 30, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the three months ended September 30, 2001 over the same period of 2000. In accordance with a mandate from the North Carolina Department of Insurance, the Company ceased writing new commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing commercial business at its discretion.

Also offsetting the overall decrease in losses and LAE was the $414 increase posted by the Company’s runoff operations as a result of a general strengthening of the IBNR reserves on this runoff book of business.

The remaining net decrease of $7 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs increased $168, or 3.0%, to $5,816 for the three months ended September 30, 2001 from $5,648 for the three months ended September 30, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium. Direct written premium for the three months ended September 30, 2001 amounted to $29,082, a $843, or 3.0%, increase from the $28,239 written during the same period in 2000. See Premiums Earned for discussion concerning the increase in premium volume for the three months ended September 30, 2001 versus the same period of 2000.

Interest Expense

Interest expense was $168 and $504 for the three months ended September 30, 2001 and 2000, respectively. The Company's Facility bears interest at a pre–determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The decrease in interest expense for the three months ended September 30, 2001 as compared to the same period of 2000 is due to lower average interest rates in 2001 versus 2000 coupled with interest saved through the pay down of debt. The average interest rate of the Company’s debt was 6.75% between June 30, 2001 and September 30, 2001 versus 9.41% between June 30, 2000 and September 30, 2000. Further, at September 30, 2001, the outstanding balance of the Credit Facility was $8,330, a $2,736 decrease over the balance existing at September 30, 2000.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,375, or 18.7%, to $5,984 for the three months ended September 30, 2001 from $7,359 for the three months ended September 30, 2000. The most significant causes of the overall decrease are expense reductions directly associated with the Company’s discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina in the second and third quarters of 2000, respectively. Most notably, the Company experienced reductions in force between September 30, 2000 and 2001 that led to salary and benefit expense savings of over $808. The Company also experienced a wide array of other expense reductions directly associated with the Company’s decreasing premium volume, including reduced insurance and agency licensing fees; bad debt expenses; maintenance, repair and occupancy costs; premium taxes; telephone expenses; and travel costs. Partially offsetting these expense reductions were increased salary and benefit expenses associated with the Company’s accrual of obligations under a newly approved incentive compensation plan for certain members of its management team.

Special Items

During the quarter ended June 30, 2000, the Company recorded a special items charge in the amount of $16,421 associated with the discontinuation of its Nashville operations and the impairment of long-lived assets associated with those operations. As of September 30, 2001, the restructuring plan associated with the restructuring charge has been substantially completed, resulting in a final revision of the initial estimate of $156 that was taken into income in September 2001.

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

Net cash provided by operating activities through September 30, 2001 amounted to $931. Net income for the nine months ended September 30, 2001 amounted to $3,255 (see “Results of Operations”). Other significant sources of cash include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $7,749 and the $2,387 reduction in reinsurance premiums prepaid to the Company’s reinsurers. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the nine months ended September 30, 2001, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2000 surpassed new recoverables being generated through this business. Similarly, with substantially less business being subjected to reinsurance, the Company experienced a reduction in the level of reinsurance premiums it had to prepay to the reinsurers. Further, effective April 1, 2001, the 70% quota share reinsurance agreement for the Company’s commercial lines operations was cancelled at the Company’s request. With no quota share reinsurance agreement in place for the entire second quarter of 2001, the Company experienced a net collection of reinsurance recoverable on paid and unpaid losses and LAE and a reduction of reinsurance premiums prepaid under the agreement.

Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $12,958 and the liability for unearned premiums of $1,004. The primary cause of these reductions is the discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As the Nashville and South Carolina voluntary programs continued runoff during the nine months ended September 30, 2001, the liabilities for losses and LAE and unearned premiums are being paid down and earned. Partially offsetting the reductions in the liability for losses and LAE and unearned premiums are increases in the liabilities associated with the cancellation of the 70% quota share reinsurance agreement on the Company’s commercial lines operations. With no quota share reinsurance agreement in place for the entire second quarter of 2001, the Company retained more reserves for losses and LAE and unearned premiums.

Another significant use of cash was the $651 net decrease in balances due other insurance companies. Effective February 19, 2001, the Company resolved certain arbitration claims with Generali-U.S. Branch relating to the Company’s acquisition of its Nashville operations. As a result of the settlement, preacquisition liabilities assumed by the Company in the acquisition were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share and an additional 75,000 shares of the Company’s common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527, which was recorded in December 2000.

Finally, another significant use of cash resulted from a significant increase in premiums financed by PBP. PBP’s premium financing activities are directly correlated with the premium writings of UIC. As a result of UIC’s aforementioned growth initiative, partially offset by the aforementioned movement towards financing options through unrelated sources, the number of premium financing contracts written by PBP increased 3,385 to 33,120 contracts written for the nine months ended September 30, 2001 from 29,735 contracts written for the same period of 2000. The net increase in PBP’s premium financing activities resulted in an increase to premium notes receivable of $2,199 between December 31, 2000 and September 30, 2001.

Net cash used in investing activities through September 30, 2001 totaled $3,438 and is primarily related to the shifting of cash and short-term investments into the Company’s higher-yielding bond portfolio.

Net cash used in financing activities through September 30, 2001 totaled $1,950 and related to repayment of debt principal and payment of dividends on the Company's Special Stock.

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

•       the availability of new or additional sources of financing on acceptable terms to replace existing facilities and satisfy maturing obligations relating to our Credit Facility and the Special Stock;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of September 30, 2001 and December 31, 2000 are as follows:

	September 30, 2001		December 31, 2000
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

U.S. Government, government agencies and authorities	$14,296	$14,835	$14,852	$15,009
States, municipalities and political subdivisions	375	389	375	383
Corporate bonds	20,386	21,316	16,369	16,598

Total	$35,057	$36,540	$31,596	$31,990

The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company’s debt securities by approximately $(840) and $680, respectively, as of September 30, 2001. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at market value as of September 30, 2001 and December 31, 2000. The weighted-average maturity of the fixed income investments as of September 30, 2001 was approximately 2.68 years.

Interest on the Company’s variable rate debt is calculated, at the Company's discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate as of September 30, 2001, December 31, 2000 and September 30, 2000 was 6.19%, 9.44% and 9.38%, respectively.

Item 1. Legal Proceedings.

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

The Seibels Bruce Group, Inc.
(Registrant)

Date: November 9, 2001	/s/ John E. Natili
John E. Natili
President and Chief Executive Officer

Date: November 9, 2001	/s/ Bryan D. Rivers, CPA
Bryan D. Rivers, CPA
Controller (Principal Accounting Officer)