Form 10-K
period 2001-12-31
SEIBELS BRUCE GROUP INC
filed 2002-03-29
CIK 276380

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-8804

THE SEIBELS BRUCE GROUP, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0672136 (IRS employer identification no.)
1501 Lady Street (P.O. Box 1) Columbia, S.C. (Address of principal executive offices)	29201(2) (Zip code)

Registrant's telephone number, including area code (803) 748-2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $1.00 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2002, based on the closing sale price of the registrant's common stock, par value $1.00 per share, as reported on the National Association of Securities Dealers Over-the-Counter Bulletin Board on such date: $21,928,732.

        The number of shares outstanding of the registrant's common stock as of March 15, 2002: 7,831,690.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's proxy statement in connection with the annual meeting of shareholders to be held May 8, 2002 are incorporated by reference into Part III.

i

ABBREVIATIONS

        The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

AFS	America's Flood Services, Inc.
Catawba	Catawba Insurance Company
CAIC	Consolidated American Insurance Company
FEMA	Federal Emergency Management Administration
GAAP	Generally Accepted Accounting Principles
Generali	Generali-U.S. Branch
Graward	Graward General Companies, Inc.
INS	Insurance Network Services, Inc.
Investors	Investors National Life Insurance Company of South Carolina
JUA	Joint Underwriting Association
LAE	Loss Adjustment Expenses
MGA	Managing General Agent
NC Facility	North Carolina Reinsurance Facility
NAIC	National Association of Insurance Commissioners
NASDAQ	National Association of Securities Dealers Automated Quotation System
NCDOI	North Carolina Department of Insurance
NFIP	National Flood Insurance Program
Norwest	Norwest Financial Resources, Inc.
OTC Bulletin Board	National Association of Securities Dealers Over-the-Counter Bulletin Board
PBP	Premium Budget Plan, Inc.
Premium	Premium Service Corporation of Columbia
QualSure	QualSure Insurance Corporation
QualSure Holding	QualSure Holding Corporation
RAD	Regulatory Action Division
RBC	Risk-Based Capital
SAP	Statutory Accounting Principles
The Company	The Seibels Bruce Group, Inc.
SBC	Seibels, Bruce & Company
SCAAIP	South Carolina Associated Auto Insurers Plan
SCDOI	South Carolina Department of Insurance
SCIC	South Carolina Insurance Company
SC Facility	South Carolina Reinsurance Facility
SFAS	Statement of Financial Accounting Standards
UIC	Universal Insurance Company

ii

Part I

Item 1. Business

CORPORATE PROFILE AND DEVELOPMENT OF BUSINESS
(dollars in thousands except per share amounts)

        Tracing its roots to 1869, The Seibels Bruce Group, Inc. (the "Company"), a South Carolina corporation, is a provider of a wide range of services to the insurance industry, as well as a provider of automobile, flood and other property and casualty insurance products. The Company is committed to providing quality customer service, building strong relationships with its customers, developing and capitalizing on territorial knowledge, and fostering the creativity and innovation of its associates. The Company's headquarters is located at 1501 Lady Street, Columbia, South Carolina 29201 and its telephone number is (803) 748-2000.

        The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of Insurance Network Services, Inc. ("INS"), its flood operations, and its operations as a servicing carrier for the South Carolina Reinsurance Facility ("SC Facility") and the South Carolina Associated Auto Insurers Plan ("SCAAIP"). INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company's flood unit is a leading provider, and is an original participant, in the National Flood Insurance Program ("NFIP"), a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and offers excess flood insurance through Lloyd's of London and Wilshire National Corporation. As such, the Company receives commissions and fees from the NFIP, Lloyd's of London and Wilshire National Corporation, but retains no underwriting risk. The Company's flood operations also offers flood zone determinations and flood compliance tracking services through its subsidiary, America's Flood Services, Inc. ("AFS"). The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility is currently in runoff; however, the Company was permitted to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility commenced. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

        The Company's traditional insurance operations include its North Carolina nonstandard automobile subsidiary, Universal Insurance Company ("UIC"), and its commercial lines operations. UIC writes nonstandard automobile insurance primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums to the North Carolina Reinsurance Facility ("NC Facility") and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC's retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. The Company also writes commercial lines insurance, which includes business owner's policies, commercial package policies and commercial automobile policies. These "main street" policies are sold primarily to small businesses. The Company reinsures the retained risk operations of UIC and its commercial lines operations through quota share, facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

        The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

        The Company returned to profitability in 2001 after posting substantial net losses in 2000 and 1999 resulting primarily from the Nashville and South Carolina automobile components of its automobile segment. In June 2000, the Company announced the discontinuation of its Nashville operations under its subsidiary, Graward General Companies, Inc. ("Graward") and recorded $16,421 in special items charges in the second quarter of 2000. In July 2000, the Company announced its withdrawal from the South Carolina voluntary nonstandard automobile insurance market. In the fourth quarter of 2000, the Company recorded special items gains totaling $8,283 resulting from the settlement of purchase price disputes and the settlement of assumed liabilities, both of which were associated with the acquisition of Graward. During 2001, the Company continued its emphasis on fee-based operations begun in the third quarter of 2000, carefully balancing them with the risk-bearing business of its commercial and North Carolina automobile operations. Without the significant strain on earnings of the Nashville and South Carolina automobile operations, all of the Company's continued operations posted a profit for 2001. Although the All Other segment, which includes the Company's environmental, workers' compensation and general liability runoff operations, experienced a net loss for the year, the loss was substantially attributable to a strengthening of loss and loss adjustment expense ("LAE") reserves associated with the Company's environmental exposures. As these exposures near completion of runoff, management's estimation of the Company's ultimate liability and required loss and LAE reserves becomes less variable. Though management believes all of the Company's insurance reserves are adequate, establishing reserves is still an estimation process and adverse developments of its existing reserves in future years may occur and would be recorded in the year so determined.

        The following is a brief description of each of the Company's business segments:

Automobile

        The Automobile segment includes UIC's retained risk nonstandard automobile and premium finance operations, the runoff of the Company's Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations.

UIC Operations

        UIC writes nonstandard automobile insurance (principally liability and physical damage coverages) primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums, and the related claims, to the NC Facility, a state-sponsored plan for insuring North Carolina drivers outside of the voluntary market. UIC receives underwriting and claims commissions equal to approximately 28% and 14%, respectively, of premiums written in the NC Facility. Substantially all of UIC's retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. In February 2001, a new management team with extensive experience in the North Carolina nonstandard automobile market was hired to oversee the Company's North Carolina operations and charged with the tasks of: 1) increasing the operation's direct written premium; 2) reducing the loss ratio on the operation's retained risk physical damage program; and 3) lowering the operation's operating costs and expenses. As a result, UIC's operations showed substantial improvements in 2001 as compared to 2000. As a result of improved agent relations, customer service and overall business performance measures implemented by the new management team, coupled with the relative lack of severe weather in the state of North Carolina in 2001 as compared to 2000, the loss ratio of the UIC operations improved from approximately 75% during 2000 to approximately 55% during 2001. In the second quarter of 2001, the Company consolidated its policy and claims processing systems in North Carolina into its primary processing and claims systems located in the Company's Columbia, SC corporate headquarters. This move, coupled with a host of additional expense reduction initiatives instituted by new management, resulted in substantial reductions of UIC's other operating costs and expenses in 2001 over 2000.

        The majority of UIC's written premium has traditionally been financed through the Company's premium finance subsidiary, Premium Budget Plan, Inc. ("PBP"). PBP receives interest income from insureds on premiums it finances, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Additionally, UIC continues to offer premium finance alternatives to its insureds through a number of unaffiliated premium finance companies.

Nashville Operations

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

South Carolina Nonstandard Automobile Operations

        The Company has been a servicing carrier for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market, since its creation in 1974 and has historically generated significant amounts of fee-based income in this capacity. The Company receives underwriting and claims commissions equal to approximately 11% of premiums written in the SC Facility and paid losses ceded to the SC Facility, respectively. The SC Facility began its three-year run off March 1, 1999. The Company ceased ceding premiums to the SC Facility March 1, 2002; however, it is required to adjudicate claims related to policies ceded to the SC Facility during the final runoff for which it will receive commissions. The Company also issues nonstandard automobile policies and adjusts the related claims for the SCAAIP, a joint underwriting association ("JUA") formed to replace the SC Facility. The Company is one of two servicing carriers for the SCAAIP. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility the Company has not experienced significant activity in the SCAAIP. During 1997, in contemplation of the runoff of the SC Facility, the Company introduced a voluntary nonstandard automobile program in South Carolina. By the end of 1999, direct written premium volume under this voluntary program had escalated to approximately $28,288. Such rapid growth customarily strains earnings and results in higher than average loss ratios; however, the operation continued to experience substantial losses and substantially higher than acceptable loss ratios well into 2000, with no indication of reprieve. In July 2000, the Company concluded that the operation could not generate profits in the foreseeable future and, therefore, placed the business into runoff. The combined operations of the South Carolina voluntary nonstandard automobile program, the SC Facility and the SCAAIP posted net income in 2001 of $594 as a result of the same factors discussed above that lead to the 2001 net income of the Company's Nashville operations.

Flood

        The Company's flood product line includes flood insurance, excess flood insurance, flood zone determinations, claims processing and flood compliance tracking services. The Company's basic flood insurance product is ceded entirely to the NFIP, a federal government program that establishes premium rates and coverage limits, bears all risk of loss and pays claims. Working through its independent agents located across the United States, the Company issues policies and processes claims on behalf of the NFIP. In this capacity, the Company receives commissions for the policies it processes and the related claims it services of 31% of direct premiums written and 3.3% of direct incurred losses, respectively. NFIP policies only cover losses up to $250 for residential buildings and $100 for contents. Further, the NFIP commercial coverage is limited to $500 for both buildings and contents. The Company's excess flood insurance product provides a level of protection above the NFIP's limits for residential and commercial properties. The Company, as broker, receives commissions for placing this business. The Company also believes that offering the excess flood product allows it to improve its relationships with its agency force by offering them a broader product portfolio. During 2001, the Company's NFIP written premium once again increased at a rate that surpassed that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services.

        Claims processing for the NFIP has been a substantial source of revenues and earnings for the Company over the past several years and is a weather-dependent component of its flood operations. Whereas most property and casualty insurance companies suffer losses during hurricanes and floods, the Company benefits strongly as a fee-based processor of claims for the NFIP. Due to the relatively quiet 2000 and 2001 hurricane seasons, the revenue generated from flood claims handling is down significantly from prior years. AFS provides the Company a presence for flood claims processing on both coasts, an important element of diversification and scale for weather-dependent operations.

        The Company, through AFS, offers the additional flood-related services of flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to mortgage originators to determine whether or not homes are located in flood zones and, therefore, require flood insurance. These services allow the Company to offer a more complete flood portfolio to both agents and financial institutions, provide the Company with a stronger presence in the flood market and expand the channels of distribution for the Company's complementary products. AFS' revenues can be substantially affected by increasing or decreasing general market interest rates due to the impact these fluctuations have on the mortgage industry.

Commercial

        The Company reentered the risk-bearing commercial lines market in February 1998 when it converted a substantial amount of premiums written in a Managing General Agent ("MGA") capacity for another insurance carrier to retained risk premiums. Since that time, the Company has capitalized on the long-standing relationships of its commercial lines agents and benefited from the experience of its qualified underwriters. The Company's commercial lines have historically been reinsured primarily through quota share reinsurance agreements. From April 1, 1999 through March 31, 2000 the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. The Company's commercial lines are presently reinsured through facultative, excess of loss, catastrophe and umbrella coverages. Retaining a larger portion of its book of business had a positive impact on the operation's earnings in 2001 and was the primary reason for its turnaround over

2000. Further enhancing the results of the Company's commercial operations in 2001 was the introduction of a new technology initiative. This initiative centered on a web-based rating and underwriting system that allows the Company's agents to provide real time quotes on commercial business owners' policies, store those quotes and then submit the policy over the internet. During 2002, the Company looks to expand the use of this technology to other lines of its commercial operations.

Adjusting Services

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

        Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding Corporation ("QualSure Holding"), representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure"), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., an MGA for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. This investment capitalizes upon its considerable experience in claims adjudication and provides a substantial source of fee-based income to supplement its risk-bearing operations.

        The two most significant components of the segment's revenues are its Claims Administration Services Agreement with QualSure and the loss adjusting services provided in connection with the SC Facility. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Commission and service income from these two components of the adjusting services segment represent approximately 54% and 62% of the segment's total commission and service income in 2001 and 2000, respectively.

All Other

        The Company continues to maintain reserves and pay significant claims with respect to its runoff operations. These operations consist primarily of general liability policies that include contractors' liability and environmental coverages primarily in California and commercial (including workers' compensation) and personal lines policies in the Southeast. The runoff of claims on these policies has resulted in substantial losses to the Company over the past 10 years. In addition, the Company's runoff segment contains the management of runoff reserves from prior business in the 1980's and runoff from a nonstandard homeowners MGA book of business in Kentucky and Tennessee entered into in early

1997. The Company discontinued writing new business in this MGA book of business in October of 1998. Approximately 66% and 50% of the Company's total net reserves for losses and LAE at December 31, 2001 and 2000, respectively, relate to these runoff operations.

Reinsurance

        The Company utilizes reinsurance in certain business segments to reduce its exposure and to provide protection against large catastrophic occurrences. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency.

        The Company currently reinsures its North Carolina-based UIC nonstandard automobile business through a quota share reinsurance agreement with Scandinavian Re that became effective July 1, 2000. Under this arrangement, UIC cedes 75% of its risk-bearing premiums to the reinsurer, net of a ceding commission, and collects the same portion of claims payments from the reinsurer. This type of reinsurance is designed to increase a company's capacity to write new and renewal business.

        From April 1, 1999 through March 31, 2000 the Company's commercial lines were subject to a 90% quota share reinsurance agreement with Erie Insurance Exchange. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. The Company's commercial lines are presently reinsured through facultative, excess of loss, catastrophe and umbrella coverages.

        The Company issues a substantial number of automobile and flood insurance policies for, and fully reinsures those risks with, the NC Facility, the SC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes the balances due from the NC Facility, the SC Facility and the NFIP are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies.

Investment and Investment Results

        The Company's investment portfolio is managed by the Investment Committee of its Board of Directors. In addition to complying with regulatory guidelines, the Company's investment policy stresses preservation of capital, market liquidity and diversification of risk. The Company's cash and investments are as follows at December 31:

	2001 Asset Values	%	2000 Asset Values	%
U.S. Government, government agencies and authorities	$14,605	31.8	$15,009	30.8
States, municipalities and political subdivisions	388	0.9	383	0.8
Corporate bonds	18,545	40.4	16,598	34.1

Total debt securities	33,538	73.1	31,990	65.7
Equity securities	5,961	13.0	6,307	12.9
Cash and short-term investments	6,375	13.9	10,410	21.4

Total cash and investments	$45,874	100.0	$48,707	100.0

        Asset values represent market values at December 31, 2001 and 2000, respectively. Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding, representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. During the fourth quarter of 1997, the Company invested $854 in Sunshine State Holding Corporation for an ownership interest of 21.49%. Sunshine State Holding Corporation owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, are included in current earnings.

        The following table sets forth the consolidated investment results for the three years ended December 31:

	2001	2000	1999
Total average investments (1)	$47,841	$47,780	$60,531
Net investment income	$2,500	$2,660	$2,835
Average yield	5.2%	5.6%	4.7%
Net realized investment gain (loss)	$90	$(236)	$(91)

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

        Most states have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Three of the Company's insurance subsidiaries are domiciled in the state of South Carolina and are principally regulated by the South Carolina Department of Insurance ("SCDOI"). UIC is domiciled in North Carolina and is principally regulated by the North Carolina Department of Insurance ("NCDOI"). A fifth insurance company, Investors National Life Insurance Company of South Carolina ("Investors"), was dissolved effective December 1, 2000. Investors had been in runoff for several years and, effective October 1, 2000, executed a portfolio assumption agreement with an unaffiliated company for all remaining policy liabilities. Upon completion of the portfolio assumption agreement, and receiving approval from the SCDOI, Investors issued a liquidating dividend to its parent, South Carolina Insurance Company ("SCIC"), and returned its insurance license to the SCDOI.

        Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they conduct business. Their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles and compliance with insurance department rules and regulations. South Carolina and North Carolina law, rather than federal bankruptcy law, would apply to the liquidation or reorganization of any of the Company's insurance companies. An examination by the SCDOI of SCIC and its subsidiary companies, Consolidated American Insurance Company ("CAIC"), Catawba Insurance Company ("Catawba") and Investors, as of December 31, 1998 was completed during 1999 with no material findings. An examination by the NCDOI of UIC as of December 31, 2000 was begun in the fourth quarter of 2001 and has not yet been completed.

        Effective January 1, 2001, both the North and South Carolina Departments of Insurance adopted the Codification of Statutory Accounting Principles ("Codification") as the prescribed basis of accounting for insurance companies domiciled in their respective states. Accordingly, all of the Company's statutory subsidiaries adopted Codification effective January 1, 2001. Adoption of Codification did not have a material effect on the financial statements of any of the Company's statutory subsidiaries.

        Since before the Company's acquisition of UIC in 1997, UIC has operated, and continues to operate, under the Regulatory Action Division ("RAD") of the NCDOI. Under the requirements of the RAD, UIC is required to submit monthly financial statements to the NCDOI.

        NAIC Guidelines.    The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that may be inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 2001, all of the insurance subsidiaries have ratios in excess of the level which would prompt regulatory action.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

        The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of its special stock and principal and interest payments on its outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

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

        The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) the net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2001, SCIC had an accumulated deficit.

        The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2002, dividends of approximately $522 are available from UIC to the Company.

        Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors. If the ability of the Company's insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory or Credit Facility requirements, it could affect the Company's ability to service its debt and special stock and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

Required Participation

        State Residual Market Plans.    Most states in which the Company's property and casualty insurance subsidiaries write business have collective pools, underwriting associations, reinsurance facilities, assigned risk plans and/or other types of residual market plans, the largest being the NC Facility and the SC Facility, pursuant to which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's share of the voluntary market in a given state.

        South Carolina Automobile.    The SC Facility is an unincorporated, non-profit administrative state-sponsored plan. The SC Facility provides a mechanism for insurance companies conducting business in the state of South Carolina to cede mandated, high-risk coverages under automobile policies to the SC Facility and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina is required to participate in the SC Facility. When policyholders whose premiums have been ceded to the SC Facility incur a loss, the member company that issued the policy adjusts the loss and subsequently is reimbursed by the SC Facility for the loss and LAE incurred by the member company. The SC Facility has also created a pool of "Designated Agents," which are agencies usually comprised of a single independent agent who had lost his or her access to the voluntary automobile market. Designated Agents are assigned to one of the SC Facility's servicing carriers. Prior to October 1, 1996, the cession or retention of physical damage coverage was dictated by whether or not the risk was "pointed" or "clean." Prior to that date only clean risk physical damage could be ceded to the SC Facility. Effective October 1, 1996, however, physical damage was removed from the mandate and the SC Facility agreed to accept any physical damage, pointed or clean, provided that the SC Facility-filed premium rates were used.

        In 1997, the South Carolina General Assembly passed legislation that transforms the SC Facility into the SCAAIP, a JUA, effective March 1, 1999. As of March 1, 1999, insurance companies could no longer cede new business to the SC Facility. Non-servicing carriers continued to cede renewals to the SC Facility until October 1, 1999 and servicing carriers are permitted to cede renewals to the SC Facility until March 1, 2002. All renewals ceded after March 1, 1999 must be ceded at the rate level approved for the SC Facility. The SCAAIP began accepting business on March 1, 1999. The initial rate level for the JUA was approximately 150% of the then current SC Facility rate. The legislation also allowed the current Designated Agents of the SC Facility to receive voluntary contracts without jeopardizing their Designated Agent status.

        National Flood Insurance Program.    FEMA's Federal Insurance Administration manages the NFIP. The NFIP regulations established the Financial Assistance/Subsidy Arrangement pursuant to which the NFIP Administrator and private sector insurers participate in the Write-Your-Own Program. Under the Write Your Own Program, insurers that are party to a Financial Assistance/Subsidy Arrangement may issue, in the NFIP name, a Standard Flood Insurance Policy, the form and substance of which is approved by the NFIP Administrator. Insurers are responsible for all aspects of service, including policy issuance, endorsements and renewals of policies and the adjudication of claims brought under the policies, while the NFIP Administrator monitors the performance levels of all insurers participating in the Write Your Own Program. The Company is required to furnish FEMA such summaries and analyses of information, including claims information, as may be necessary to carry out the purposes of the National Flood Insurance Act of 1968, as amended.

Competition and Other Factors

        The Company operates in highly competitive industry markets. Many of its competitors have greater financial resources and are rated by A. M. Best. The Company has elected not receive a rating from A.M. Best. In general, the Company competes with both large national writers and smaller regional companies in each state in which it operates. These competitors include other companies that, like the Company, serve the agency market as well as companies that sell insurance directly to policyholders. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased customer base loyalty and, potentially, reduced acquisition costs.

        Nonstandard Automobile Insurance Business.    The Company competes in North Carolina with the major carriers for nonstandard voluntary automobile insurance business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management believes that it is generally not in its best interest to match such price decreases; choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds. Competition in the North Carolina market is driven not only by price, but also by premium financing. The North Carolina market is sensitive to the down payment required on a nonstandard automobile policy. For this reason, the Company offered premium financing through PBP, its premium finance company, through mid December 2001. In December 2001, the Company placed PBP into runoff and introduced an installment bill program directly administered by UIC. Under the program, UIC bills the insured monthly for premiums due and collects from the insured an installment fee. Additionally, UIC continues to offer premium finance alternatives to its insureds through a number of unaffiliated premium finance companies.

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

        Adjusting Services.    INS operates in an intensely competitive environment. Many of its competitors sustain regional, multi-regional and national operations capable of servicing claims for all lines of insurance coverage. INS' continuing challenge is to provide customer service superior to that of its competitors in order to retain its existing customer base and attract new customers. Further, revenues in INS' catastrophe adjusting operations are substantially dependent upon unpredictable coastal weather-related events. Therefore, INS must look to diversify and expand its catastrophe operations beyond its current concentration in the Atlantic and Gulf coastal regions of the United States into the interior and western regions of the country, which are prone to a variety of additional weather-related catastrophes such as tornadoes, hailstorms, earthquakes and floods.

        Commercial Lines.    The Company continues to focus on small businesses in developing its "Main Street" book of business, but competition in this market is intense. The Company competes with large national and regional carriers, many with higher A.M. Best ratings than the Company, which influences the decisions of many commercial insurance customers. In addition, companies offering workers' compensation coverage may hold some competitive advantage over the Company as the Company does not offer this coverage. The Company is reinsuring its book of business with A rated carriers in an attempt to minimize the effects of not having its own A.M. Best rating. The Company is also investigating certain niche markets in which it believes the competition will be less and the lack of an A.M. Best rating will have little impact.

Employees

        At December 31, 2001 and 2000, the Company and its subsidiaries employed a total of 296 and 329 employees, respectively. The Company believes that its relationship with its employees is good.

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

Item 3. Legal Proceedings

        (a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure Holding, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company's wholly-owned subsidiaries—SCIC, Catawba, and CAIC, who are the three defendants to the litigation and who collectively own 30.625% of the stock of QualSure Holding. There are five plaintiffs—QualSure Holding; QualSure and QualSure Underwriting Agencies, Inc., which are subsidiaries of QualSure Holding; and Fenelon Ventures II LLC and N.E.M. (West Indies) Insurance Ltd., two stockholders of QualSure Holding. The eight entities involved in the litigation are all parties to a January 20, 2000 Securities Purchase Agreement concerning the purchase of QualSure Holding stock, a January 21, 2000 Stockholders Agreement that governs the rights of the stockholders in, among other things, disposing of their stock in QualSure Holding, and numerous other documents that provide for the management and control of QualSure Holding.

        In or about June 2001, SCIC, Catawba, and CAIC entered into negotiations to sell their investments in QualSure Holding to an unrelated third party. On November 2, 2001, the plaintiffs initiated the litigation against SCIC, Catawba, and CAIC by filing a Complaint, a motion for a preliminary injunction, and a motion for expedited discovery. Plaintiffs filed their First Amended Complaint on December 13, 2001; the allegations in the First Amended Complaint are substantially similar to the allegations in the original Complaint. The First Amended Complaint alleges that SCIC, Catawba and CAIC improperly divulged confidential information belonging to QualSure Holding in their negotiations with the third party. Plaintiffs generally allege that defendants' dissemination of certain information regarding QualSure Holding's policyholders and QualSure Holding's calculations of "Probable Maximum Loss" injured QualSure Holding in its efforts to obtain reinsurance for 2002. The First Amended Complaint alleges claims for breach of contract (based on a confidentiality provision in the Stockholders' Agreement), breach of fiduciary duties (for defendants' alleged dissemination of the confidential information), and misappropriation of confidential and proprietary information and trade secrets (under Florida's Uniform Trade Secrets Act). Plaintiffs seek compensatory damages in excess of $75, punitive damages, and preliminary and permanent injunctive relief.

        Defendants filed a motion to disqualify plaintiffs' lead law firm, which was representing the Company in certain matters at the time the plaintiffs initiated the litigation. The Court granted the motion on December 13, 2001. In addition, defendants filed a motion to dismiss the First Amended Complaint on December 14, 2001, on the ground that the First Amended Complaint fails to state claims against SCIC, Catawba, and CAIC upon which relief may be granted. That motion is now fully briefed and is pending a decision. Meanwhile, each side has propounded and responded to written discovery requests. SCIC, Catawba and CAIC have not as yet filed their answers to the First Amended Complaint, nor have they filed their response to plaintiffs' motion for a preliminary injunction.

        Management believes SCIC, Catawba and CAIC have meritorious defenses to the foregoing action and it will be vigorously contested.

        (b) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America's Flood Service, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS, and is in its very earliest stages, with appearances and responsive pleadings due by early April. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act ("TCPA"). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA.

        (c) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders by the Company during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

        (a) Market Information

        The Company's common stock is quoted and traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTC Bulletin Board") under the symbol "SBIG." In November 2000, the Company announced that it had been delisted from the National Association of Security Dealers Automated Quotation System ("NASDAQ") for failing to meet the minimum bid price, market value of public float and net tangible asset requirements set forth in NASDAQ Marketplace Rules. The following table sets forth the range of high and low closing bid prices as reported on either NASDAQ or the OTC Bulletin Board. Such bid prices represent inter-dealer quotations, without retailer mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 15, 2002 the last reported bid price of the Company's common stock on the OTC Bulletin Board was $2.80 per share.

	High	Low
2002
First quarter (through March 15, 2002)	$2.80	$1.75

2001
First quarter	$1.88	$0.59
Second quarter	3.10	1.70
Third quarter	2.74	2.00
Fourth quarter	2.70	2.00

2000
First quarter	$2.00	$1.50
Second quarter	2.00	0.94
Third quarter	1.44	0.56
Fourth quarter	1.00	0.55

        (b) Holders

        There were approximately 4,381 shareholders of record as of March 15, 2002.

        (c) Dividends

        There have been no dividends declared by the Company on its common stock during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends on common stock in the foreseeable future. The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of its special stock and principal and interest payments on its outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates. The Company's insurance subsidiaries are regulated as to their payment of dividends by their respective state of domicile's insurance laws. The Company's payment of cash dividends is at the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other relevant factors.

        The Company has 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock and 209,000 shares of $0.620 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock issued and outstanding at December 31, 2001. These obligations pay quarterly dividends at an annual rate of $0.625 per share and $0.62 per share, respectively. The Company paid a total of $161, $168 and $168 in dividends on these obligations in 2001, 2000 and 1999, respectively. Each issue of the Special Stock has a redemption date of August 15, 2002.

        On March 28, 2002, the Company issued 800,000 shares of $10 par value Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock will pay quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock was issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 6. Selected Financial Data

        The following selected historical financial data for each of the five years ended December 31, 2001 is derived from the Company's audited consolidated financial statements. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the consolidated financial statements and accompanying notes (Item 8) included elsewhere herein.

	2001	2000	1999	1998	1997
FINANCIAL CONDITION:
Total cash and investments	$45,874	$48,707	$59,614	$64,250	$51,793
Total assets	150,638	170,666	254,803	295,563	234,618
Total debt	7,721	10,159	14,986	16,250	3,036
Special stock	2,590	2,700	2,700	2,700	2,200
Shareholders' equity	16,974	11,992	26,557	35,588	37,544
Shareholders' equity per share	2.17	1.53	3.39	4.58	4.86

RESULTS OF OPERATIONS:
Revenues:
Commission and service income	$36,272	$35,890	$45,652	$49,298	$44,105
Property and casualty premiums earned	14,433	25,137	53,344	22,762	6,580
Credit life premiums earned	—	—	—	13	156
Net investment and other interest income	3,901	4,627	4,220	4,645	3,887
Net realized (loss) gain	(211)	(225)	338	54	529
Policy fees and other income	2,913	4,693	4,779	4,645	112

Total revenues	$57,308	$70,122	$108,333	$81,417	$55,369

Income (loss) before effect of change in accounting principle	$4,366	$(15,361)	$(7,536)	$(2,293)	$4,003
Effect of change in accounting principle	—	—	—	(601)	—
Net income (loss)	$4,366	$(15,361)	$(7,536)	$(2,894)	$4,003

Basic earnings (loss) per share before change in accounting principle	$0.54	$(1.98)	$(0.99)	$(0.31)	$0.57
Basic loss per share effect of change in accounting principle	—	—	—	(0.08)	—

Basic earnings (loss) per share after change in accounting principle	$0.54	$(1.98)	$(0.99)	$(0.39)	$0.57

Diluted earnings (loss) per share before change in accounting principle	$0.53	$(1.98)	$(0.99)	$(0.31)	$0.55
Diluted loss per share effect of change in accounting principle	—	—	—	(0.08)	—

Diluted earnings (loss) per share after change in accounting principle	$0.53	$(1.98)	$(0.99)	$(0.39)	$0.55

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The selected financial data and consolidated financial statements and related notes thereto should be read in conjunction with the following discussion as they contain important information for evaluation of the Company's financial condition and operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following policies as critical in understanding and evaluating the Company's reported financial results:

Revenue Recognition

        The Company derives a substantial portion of its income through commissions received as a servicing carrier and claims adjuster for the NFIP, the NC Facility, the SC Facility and various other customers. Commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income and fees related to claims processing and the Company's other fee-based services are recognized on an accrual basis as earned.

        Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including amounts related to business produced through the NC Facility, the SC Facility and the NFIP.

        Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable. Other interest income is recognized on an accrual basis as earned.

Policy Acquisition Costs

        Policy acquisition costs attributable to property and casualty operations represent the portion of the cost of writing business that varies with, and is primarily related to, the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues, if any, are expensed. The Company considers anticipated investment income in determining whether premium deficiencies exist.

Property and Casualty Unpaid Loss and LAE Reserves

        The liability for property and casualty unpaid losses and LAE includes:

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

Legal Contingencies

        The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions, or the effectiveness of its strategies, related to legal proceedings. Management consults with the Company's legal counsel in developing estimates of ranges of potential loss and in estimating any required legal reserves.

Allowance for Uncollectable Accounts

        The Company routinely evaluates the collectability of its premiums and agents' balances receivable and its premium notes receivable based upon past experience and known economic trends or conditions and establishes reserves for estimated uncollectable accounts. The Company believes its current estimated allowances for doubtful accounts are adequate. However, it is possible that the accuracy of the estimation process could be materially impacted as current economic trends or conditions change or develop.

Goodwill

        Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. Goodwill is continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that its value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statements of operations. Effective January 1, 2002, the Company will cease to amortize $4,513 of goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In lieu of amortization, management is required to perform an initial impairment review of the Company's goodwill in 2002 and an annual impairment review thereafter. Management expects to complete its initial impairment review prior to June 30, 2002, but does not expect to record an impairment charge. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Income Taxes

        Over the last 10 to 15 years the Company has generated substantial net operating losses, which have resulted in a sizeable federal tax operating loss carryforwards and capital loss carryforwards of $103,921. In addition, the Company has experienced three "change in ownership" events since June 1998, which limit the Company's ability to fully utilize the benefit of these carryforwards. Due to its history of unprofitable operations and uncertainties surrounding its current operations, the Company has placed a full valuation reserve against its net deferred tax asset at December 31, 2001. Subsequent revisions to the net realizeable value of the net deferred tax asset could cause the Company's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the federal net operating loss carryforward expires or is utilized.

Other

        The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See Item 8 for the Company's audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

OVERVIEW

        The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of INS, its flood operations, and its operations as a servicing carrier for the SC Facility and the SCAAIP. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company's flood unit is a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and offers excess flood insurance through Lloyd's of London. As such, the Company receives commissions and fees from the NFIP and Lloyd's of London, but retains no underwriting risk. The Company's flood operations also offers flood zone determinations and flood compliance tracking services through its subsidiary, AFS. The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility is currently in runoff; however, the Company was permitted to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility commenced. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

        The Company's traditional insurance operations include its North Carolina nonstandard automobile subsidiary, UIC, and its commercial lines operations. UIC writes nonstandard automobile insurance primarily in the state of North Carolina. UIC cedes substantially all of its liability premiums to the NC Facility and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC's retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. The Company also writes commercial lines insurance, which includes business owner's policies, commercial package policies and commercial automobile policies. These "main street" policies are sold primarily to small businesses. The Company reinsures the retained risk operations of UIC and its commercial lines operations through quota share, facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

        The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company's value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

        The Company's net income (loss) by business segment for 2001 and 2000 is as follows:

	2001	2000
Automobile*	$2,332	$(15,245)
Flood	912	(142)
Commercial	792	(247)
Adjusting services	1,100	1,768
All other	(770)	(1,495)

Net income (loss)	$4,366	$(15,361)

Per share	$0.54	$(1.98)

  *
  2000 includes a net special items charge of $8,138 related to the discontinuation of the Company's Nashville operations and the settlement of related preacquisition liabilities.

        The Company returned to profitability in 2001 after posting substantial net losses in 2000 and 1999 resulting primarily from the Nashville and South Carolina automobile components of its automobile segment. In June 2000, the Company announced the discontinuation of its Nashville operations under its subsidiary, Graward and recorded $16,421 in special items charges in the second quarter of 2000. In July 2000, the Company announced its withdrawal from the South Carolina voluntary nonstandard automobile insurance market. In the fourth quarter of 2000, the Company recorded special items gains totaling $8,283 resulting from the settlement of purchase price disputes and the settlement of assumed liabilities, both of which were associated with the acquisition of Graward. During 2001, the Company continued its emphasis on fee-based operations begun in the third quarter of 2000, carefully balancing them with the risk-bearing business of its commercial and North Carolina automobile operations. Without the significant strain on earnings of the Nashville and South Carolina automobile operations, all of the Company's continued operations posted a profit for 2001. Although the all other segment, which includes the Company's environmental, workers' compensation and general liability runoff operations, experienced a net loss for the year, the loss was substantially attributable to a strengthening of loss and LAE reserves associated with the Company's environmental exposures. As these exposures near completion of runoff, management's estimation of the Company's ultimate liability and required loss and LAE reserves becomes less variable. Though management believes all of the Company's insurance reserves are adequate, establishing reserves is still an estimation process and adverse developments of its existing reserves in future years may occur and would be recorded in the year so determined.

        The following table sets forth the sources of the Company's direct and net written premiums for the years ended December 31, 2001 and 2000:

	2001
	Auto	Flood	Commercial	All Other	Totals
Direct written premium	$54,955	$44,724	$12,578	$25	$112,282
Net written premium	4,991	—	10,454	48	15,493

	2000
	Auto	Flood	Commercial	All Other	Totals
Direct written premium	$73,021	$38,348	$13,854	$(205)	$125,018
Net written premium	20,195	7	4,071	124	24,397

        During 2001, the Company's primary sources of direct written premium were its fee-based NC Facility, SC Facility and NFIP operations and its risk-based commercial and UIC operations. During

2000, additional sources of significant direct written premium included the Company's Nashville and South Carolina automobile risk-bearing operations that were discontinued in the second and third quarters of 2000, respectively. The increase in net written premiums of the Company's commercial lines segment, despite a decrease in direct written premiums, is due to the cancellation of the operation's 70% quota share reinsurance agreement effective April 1, 2001. The Company's commercial lines operations are now reinsured through facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

Automobile

        The Automobile segment includes UIC's retained risk nonstandard automobile and premium finance operations, the runoff of the Company's Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations.

UIC Operations

        Of the $2,332 net income posted by the automobile segment in 2001, approximately $1,990 is attributable to the North Carolina nonstandard automobile operations of UIC, including its fee-based NC Facility operations. This represents a substantial improvement over its loss of approximately $714 in 2000. In February 2001, a new management team with extensive experience in the North Carolina nonstandard automobile market was hired to oversee the Company's North Carolina operations and charged with the tasks of: 1) increasing the operation's direct written premium; 2) reducing the loss ratio on the operation's retained risk physical damage program; and 3) lowering the operation's operating costs and expenses. As a result, UIC recorded direct written premium during 2001 of approximately $42,613, an increase of approximately $5,639 over 2000. Further, approximately 58% of these premiums were ceded to the NC Facility, a state-sponsored plan for insuring North Carolina drivers outside of the voluntary market. UIC receives underwriting and claims commissions equal to approximately 28% and 14%, respectively, of premiums written in the NC Facility. As a result of improved agent relations, customer service and overall business performance measures implemented by the new management team, coupled with the relative lack of severe weather in the state of North Carolina in 2001 as compared to 2000, the loss ratio of the UIC operations improved from approximately 75% during 2000 to approximately 55% during 2001. In the second quarter of 2001, the Company consolidated its policy and claims processing systems in North Carolina into its primary processing and claims systems located in the Company's Columbia, SC corporate headquarters. This move, coupled with a host of additional expense reduction initiatives instituted by new management, resulted in substantial reductions of UIC's other operating costs and expenses in 2001 over 2000.

        The majority of UIC's written premium has traditionally been financed through the Company's premium finance subsidiary, PBP. PBP receives interest income from insureds on premiums it finances, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. Included in the $2,332 net income posted by the automobile segment in 2001 are losses of approximately $1,868 attributable to PBP. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Additionally, UIC continues to offer premium finance alternatives to its insureds through a number of unaffiliated premium finance companies.

Nashville operations

        During 2000, the Company discontinued its Nashville operations and placed all of this business into runoff. Due to high loss ratios and an extremely high expense structure, this operation had suffered substantial operating losses in 1998 and 1999, with indications that the losses would continue throughout 2000 without expectation that it could become profitable in the foreseeable future. In the second quarter of 2000, the Company took a special items charge to earnings of $16,421, $15,678 of which were non-cash items, including impairment of goodwill associated with the Graward acquisition of $14,915. Other special items charges associated with exiting the operation included the write-down of certain fixed and operating assets, accrual of closure costs and accrual of severance and other personnel-related costs. On August 1, 2000, the Company moved all remaining business of the operation to its South Carolina headquarters to complete the runoff of this book of business. In the fourth quarter of 2000, the Company recorded special items gains totaling $8,283 resulting from the settlement of purchase price disputes and the settlement of assumed liabilities, both of which were associated with the acquisition of Graward. Direct written premiums associated with the Nashville operations during 2001 were insignificant; however, earned premiums associated with Graward as a result of running off the unearned premiums existing at December 31, 2000 amounted to approximately $1,026. Further, the operation experienced insignificant incurred losses during 2001 primarily as a result of effective reserving practices at December 31, 2000 and the minimal claims activity experienced during 2001. Finally, as the Nashville operations were in runoff for the full year of 2001, the operating costs and expenses experienced substantial reductions over 2000. As a result of these factors, the Nashville operations posted net income of $1,616 in 2001.

South Carolina Nonstandard Automobile Operations

        The Company has been a servicing carrier for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market, since its creation in 1974 and has historically generated significant amounts of fee-based income in this capacity. The Company receives underwriting and claims commissions equal to approximately 11% of premiums written in the SC Facility and paid losses ceded to the SC Facility, respectively. The SC Facility began its three-year run off March 1, 1999. The Company ceased ceding premiums to the SC Facility March 1, 2002; however, it is required to adjudicate claims related to policies ceded to the SC Facility during the final runoff for which it will receive commissions. The Company also issues nonstandard automobile policies and adjusts the related claims for the SCAAIP, a JUA formed to replace the SC Facility. The Company is one of two servicing carriers for the SCAAIP. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility the Company has not experienced significant activity in the SCAAIP. During 1997, in contemplation of the runoff of the SC Facility, the Company introduced a voluntary nonstandard automobile program in South Carolina. By the end of 1999, direct written premium volume under this voluntary program had escalated to approximately $28,288. Such rapid growth customarily strains earnings and results in higher than average loss ratios; however, the operation continued to experience substantial losses and substantially higher than acceptable loss ratios well into 2000, with no indication of reprieve. In July 2000, the Company concluded that the operation could not generate profits in the foreseeable future and, therefore, placed the business into runoff. The combined operations of the South Carolina voluntary nonstandard automobile program, the SC Facility and the SCAAIP posted net income in 2001 of $594 as a result of the same factors discussed above that lead to the 2001 net income of the Company's Nashville operations.

Flood

        The Company's flood product line includes flood insurance, excess flood insurance, flood zone determinations, claims processing and flood compliance tracking services. The Company's basic flood insurance product is ceded entirely to the NFIP, a federal government program that establishes premium rates and coverage limits, bears all risk of loss and pays claims. Working through its independent agents located across the United States, the Company issues policies and processes claims on behalf of the NFIP. In this capacity, the Company receives commissions for the policies it processes and the related claims it services of 31% of direct premiums written and 3.3% of direct incurred losses, respectively. NFIP policies only cover losses up to $250 for residential buildings and $100 for contents. Further, the NFIP commercial coverage is limited to $500 for both buildings and contents. The Company's excess flood insurance product provides a level of protection above the NFIP's limits for residential and commercial properties. The Company, as broker, receives commissions for placing this business. The Company also believes that offering the excess flood product allows it to improve its relationships with its agency force by offering them a broader product portfolio. During 2001, the Company's NFIP written premium once again increased at a rate that surpassed that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company's NFIP written premium amounted to approximately $44,724 in 2001, an increase of $6,413 (16.7%) over 2000. As a result of its premium growth and the retention of its NFIP book of business, the Company received a marketing bonus from the NFIP of $553 in March 2001. Such bonuses are unpredictable and are not guaranteed.

        Claims processing for the NFIP has been a substantial source of revenues and earnings for the Company over the past several years and is a weather-dependent component of its flood operations. Whereas most property and casualty insurance companies suffer losses during hurricanes and floods, the Company benefits strongly as a fee-based processor of claims for the NFIP. Due to the relatively quiet 2000 and 2001 hurricane seasons, the revenue generated from flood claims handling is down significantly from prior years. AFS provides the Company a presence for flood claims processing on both coasts, an important element of diversification and scale for weather-dependent operations.

        The Company, through AFS, offers the additional flood-related services of flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to mortgage originators to determine whether or not homes are located in flood zones and, therefore, require flood insurance. These services allow the Company to offer a more complete flood portfolio to both agents and financial institutions, provide the Company with a stronger presence in the flood market and expand the channels of distribution for the Company's complementary products. AFS' revenues can be substantially affected by increasing or decreasing general market interest rates due to the impact these fluctuations have on the mortgage industry.

Commercial

        The Company reentered the risk-bearing commercial lines market in February 1998 when it converted a substantial amount of premiums written in an MGA capacity for another insurance carrier to retained risk premiums. Since that time, the Company has capitalized on the long-standing relationships of its commercial lines agents and benefited from the experience of its qualified underwriters. The Company's commercial lines have historically been reinsured primarily through quota share reinsurance agreements. From April 1, 1999 through March 31, 2000 the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. The Company's commercial lines are presently reinsured through facultative, excess of loss, catastrophe and umbrella coverages. Retaining a larger portion of its book of business had a positive impact on the operation's earnings in 2001 and was the primary reason for its turnaround over 2000. Further enhancing the results of the Company's commercial operations in 2001 was the introduction of a new technology initiative. This initiative centered on a web-based rating and underwriting system that allows the Company's agents to provide real time quotes on commercial business owners' policies, store those quotes and then submit the policy over the internet. During 2002, the Company looks to expand the use of this technology to other lines of its commercial operations.

Adjusting Services

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

        Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding, representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., an MGA for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. This investment capitalizes upon its considerable experience in claims adjudication and provides a substantial source of fee-based income to supplement its risk-bearing operations.

        Though still profitable in 2001, the adjusting services segment experienced a significant decline in profitablity over 2000. The two most significant components of the segment's revenues are its Claims Administration Services Agreement with QualSure and the loss adjusting services provided in connection with the SC Facility. Commission and service income earned by INS under its Claims Administration Services Agreement with QualSure amounted to $3,915 and $3,458 in 2001 and 2000, respectively. QualSure experienced a full twelve months of operations during 2001 as compared to approximately eleven months of operations in 2000. Commission and service income generated by the adjusting services segment through the SC Facility was approximately $1,065 and $2,277 in 2001 and 2000, respectively. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Commission and service income from these two components of the adjusting services segment represent approximately 54% and 62% of the segment's total commission and service income in 2001 and 2000, respectively. The decline in profitability experienced by the adjusting services segment in 2001 is a direct result of the net decrease in revenues generated through QualSure and the SC Facility.

All Other

        The Company continues to maintain reserves and pay significant claims with respect to its runoff operations. These operations consist primarily of general liability policies that include contractors' liability and environmental coverages primarily in California and commercial (including workers' compensation) and personal lines policies in the Southeast. The runoff of claims on these policies has resulted in substantial losses to the Company over the past 10 years. In addition, the Company's runoff segment contains the management of runoff reserves from prior business in the 1980's and runoff from a nonstandard homeowners MGA book of business in Kentucky and Tennessee entered into in early 1997. The Company discontinued writing new business in this MGA book of business in October of 1998. Approximately 66% and 50% of the Company's total net reserves for losses and LAE at December 31, 2001 and 2000, respectively, relate to these runoff operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

Commission and Service Income

        Commission and service income increased $382 or 1.1%, to $36,272 for the year ended December 31, 2001 from $35,890 for the year ended December 31, 2000. The flood segment accounted for an increase of $2,193, posting commission and service income of $16,984 for the year ended December 31, 2001, versus $14,791 for the same period of 2000. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the related claims it services in the amount of 31.0% of gross written premium and 3.3% of gross incurred losses, respectively. During the year ended December 31, 2001, the Company's NFIP written premium has increased at a rate that surpassed that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company's product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company's NFIP written premium for the years ended December 31, 2001 and 2000 amounted to $44,724 and $38,348, respectively, an increase of $6,376, or 16.6%. Further, as a result of its premium growth and the retention of its NFIP book of business, the Company received an unanticipated marketing bonus from the NFIP of $553 in March 2001. No such bonus was received during 2000.

        The commercial segment accounted for a further increase of $35, posting commission and service income of $689 for the year ended December 31, 2001, versus $654 for the same period of 2000. The overall increase is substantially attributable to the net effect of two factors. First, in accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. Though the Company may, however, continue renewing existing risk-bearing commercial business at its discretion, any new commercial business generated is ceded to the NC Facility. Commission and service income generated through the NC Facility amounted to $371 and $298 for the years ended December 31, 2001 and 2000, respectively, an increase of $73. Second, commission and service income generated through the SC Facility amounted to $318 and $356 for the years ended December 31, 2001 and 2000, respectively, a decrease of $38. The SC Facility has been in runoff since March 1, 1999 and entered the final stage of runoff effective March 1, 2002.

        Commission and service income for the automobile segment was $10,089 for the year ended December 31, 2001, versus $11,194 for the same period of 2000, a decrease of $1,105. The decrease is substantially the result of the continuing runoff of the SC Facility, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, are able to renew business in the SC Facility through

March 1, 2002. Commission and service income generated through the SC Facility and the SCAAIP amounted to $3,146 for the year ended December 31, 2001 and $4,019 for the year ended December 31, 2000, a decrease of $873. The operations of the Company's North Carolina domiciled subsidiary, UIC, accounted for another $220 decrease in commission and service income, resulting entirely from business ceded to the NC Facility. Though the Company experienced an increase in premium writings within the NC Facility during the year ended December 31, 2001 versus the same period of 2000, claims commissions earned from the NC Facility actually decreased. This is attributable to a reduction in losses ceded to the NC Facility resulting from much lower weather-related claims activities during 2001 as compared to 2000. The remaining $12 decrease in commission and service income came from the Company's Nashville and South Carolina nonstandard automobile operations, which began runoff in the second and third quarters of 2000, respectively.

        Commission and service income for the adjusting services segment was $8,435 for the year ended December 31, 2001, versus $9,249 for the same period of 2000, a decrease of $814. The overall decrease is substantially attributable to the net effect of two factors. First and foremost, commission and service income generated from the SC Facility amounted to $1,065 and $2,284 for the years ended December 31, 2001 and 2000, respectively, a decrease of $1,219. The SC Facility has been in runoff since March 1, 1999 and entered the final stage of runoff effective March 1, 2002. Second, in connection with the Company's $4,900 investment in QualSure Holding, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. Commission and service income earned under this agreement amounted to $3,915 and $3,458 for the years ended December 31, 2001 and 2000, respectively, an increase of $457. The remaining decrease of $52 came from the other activities of the adjusting services segment.

        The remaining $73 increase in commission and service income came from all other operations.

Property and Casualty Premiums Earned

        Net premiums earned decreased $10,704, or 42.6%, to $14,433 for the year ended December 31, 2001 from $25,137 for the year ended December 31, 2000. The automobile segment accounted for $14,930 of the overall decrease, posting premiums earned of $7,004 for the year ended December 31, 2001 versus $21,934 for the same period of 2000. The overall decrease is the result of three factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the year ended December 31, 2001 amounted to $2,722, a decrease of $12,952 over the $15,674 earned for the same period of 2000. Second, in June 2000 the Company began running off its Second Tier rating program in North Carolina. This program was the only book of the Company's business not subject to a quota share reinsurance agreement. As the Second Tier business came up for renewal during the runoff period, prevailing rates of UIC were offered to the insureds. Accepted renewals were subject to UIC's 75% quota share reinsurance agreement. Therefore, UIC's year ended December 31, 2001 included a significant amount of premiums that were subject to its 75% quota share reinsurance agreement that were not subject to the agreement for the same period of 2000. Premiums earned from UIC's operations for the year ended December 31, 2001 amounted to $4,393, a decrease of $1,155 over the $5,548 earned for the same period of 2000. The third factor in the decrease in premiums earned by the automobile segment was the $823 reduction in premiums earned from business the Company is required to assume from the SC Facility. The SC Facility has been in runoff since March 1, 1999 and entered the final stage of runoff effective March 1, 2002.

        Premiums earned by the commercial segment amounted to $7,379 for the year ended December 31, 2001, versus $3,040 for the same period of 2000, an increase of $4,339. The Company's commercial lines have been reinsured primarily through quota share reinsurance agreements since December 31, 1999. For the year ended December 31, 2000, the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. Premiums ceded to reinsurers by the commercial segment amounted to $2,067 for the year ended December 31, 2001 versus $10,525 for the same period of 2000, a decrease of $8,458. Retaining a larger portion of its commercial book of business had a positive impact on the Company's premiums earned for the year ended December 31, 2001 over the same period of 2000. Partially offsetting this increase was the impact of a decrease in direct commercial writings of $1,276 for the year ended December 31, 2001 over the same period of 2000. In accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing risk-bearing commercial business at its discretion.

        The remaining $113 decrease in premiums earned came from all other operations.

Net Investment Income

        Net investment income decreased $160, or 6.0%, to $2,500 for the year ended December 31, 2001 from $2,660 for the year ended December 31, 2000. The principal cause of the decrease was the gradual decrease throughout 2001 of the general level of market interest rates. For the year ended December 31, 2001, the Company's investment portfolio yielded an average return of 5.2%, a slight deterioration over the 5.6% averaged for the same period of 2000.

Other Interest Income, Net

        Net other interest income decreased $566, or 28.8%, to $1,401 for the year ended December 31, 2001 from $1,967 for the year ended December 31, 2000. The decrease is substantially due to the net effect of two factors. First, net other interest income was unusually high in 2000 as a result of the Company's recording $800 from the SC Facility related to the time value of money consideration on recoupment premiums the Company writes for the SC Facility. The Company's mandatory participation in the numerous residual market pools and associations of the 46 states in which the Company's insurance subsidiaries are licensed, including the SC Facility, is calculated by and communicated to the Company on a quarterly basis by a centralized statistical processing agency. Second, and partially offsetting this decrease, there was an increase in net other interest income earned by the Company's North Carolina premium financing company, PBP. Because the majority of UIC's written premium is financed through PBP, interest income associated with PBP's premium financing activities will fluctuate with the premium volume of UIC. Beginning in January 2001, the Company implemented an initiative designed on growing its book of business written through UIC. As a result of that initiative, UIC's direct written premium increased 15.3% for the year ended December 31, 2001 over the same period of 2000, driving similar increases in interest income on premiums financed by PBP. Partially offsetting PBP's increase in interest income related to UIC's premium growth was the effect of a reduction in UIC premiums financed through PBP and toward unrelated finance companies that began in the third quarter of 2001 and culminated in December 2001 with the Company placing PBP in runoff. This transition was initiated for a variety of reasons, including the operating losses generated by PBP and overall reassessments of the Company's core competencies. Other interest income realized by PBP as a result of this net growth was $1,132 for the year ended December 31, 2001 versus $779 for the same period of 2000, an increase of $353. The Company also experienced decreases in net other interest income from the Nashville and South Carolina nonstandard automobile components of its automobile segment of $48 as a result of the runoff of these operations which began in the second and third quarters of 2000. The remaining decrease of $71 came from all other operations.

Net Realized Gain (Loss)

        Net realized losses amounted to $211 for the year ended December 31, 2001 due to $301 of losses realized on the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software partially offset by $90 in gains realized on the liquidation of a portion of the Company's bond portfolio to fund its operations. Sales of fully depreciated property and equipment during the year ended December 31, 2000 resulted in realized gains of $11, while realized losses on the sale of investments amounted to $236 and resulted from the liquidation of a portion of the Company's investment portfolio to fund its operations and investment in QualSure Holding.

        In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback (see Policy Fees and Other Income).

Policy Fees and Other Income

        Policy fees and other income decreased $1,780, or 37.9%, to $2,913 for the year ended December 31, 2001 from $4,693 for the year ended December 31, 2000. This overall decrease is the net result of several significant factors. The Company's primary source of policy fees revenues is its Nashville nonstandard automobile and PBP premium finance operations. The Nashville nonstandard automobile operations were placed into runoff in June 2000. As a result of this action, direct premiums written through the Nashville operation declined to a balance of $(13) for the year ended December 31, 2001 from a balance of $8,129 for the same period in 2000. Because policy fees are directly correlated to premium writings, the operation's policy fees decreased $1,340 to a balance of $41 for the year ended December 31, 2001 versus $1,381 for the same period in 2000. Further, PBP receives a variety of set up, maintenance and other policy-related fees associated with the premiums it finances for insureds of UIC. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. Under the contract, all policy related fees previously retained by PBP now belong to the vendor. Policy fees associated with PBP's operations decreased $161 to a balance of $697 for the year ended December 31, 2001 versus $858 for the same period in 2000.

        Also contributing to the overall decrease in policy fees and other income was the Company's net $615 decrease in equity in earnings of its unconsolidated subsidiaries, Sunshine State Holding Corporation and QualSure Holding from income of $129 for the year ended December 31, 2000 to a loss of $486 for the same period in 2001. The Company invested $854 and $4,900 in Sunshine State Holding Corporation and QualSure Holding, respectively, for ownership interests of 21.49% and 30.625%, respectively. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, are included in current earnings.

        Further contributing to the overall decrease in policy fees and other income was a decrease of $371 associated with a division of the adjusting services segment. The division posted policy fees and other income of $1,657 for the year ended December 31, 2001 versus $2,028 for the same period of 2000. The decrease is attributable to a general decrease in business volumes within the division's primary market of South Carolina resulting from the runoff of the SC Facility, the Company's withdrawal of its voluntary operations in the state, and the withdrawal of other key customers' automobile programs in the state.

        In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the

Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the year ended December 31, 2001 is $631 of amortized gain.

        The remaining net increase in policy fees and other income of $76 came from all other operations.

Losses and Loss Adjustment Expenses

        Losses and LAE decreased $16,705, or 68.3%, to $7,740 for the year ended December 31, 2001 from $24,445 for the year ended December 31, 2000. The automobile segment accounted for $18,255 of the overall decrease, posting incurred losses and LAE of $2,928 for the year ended December 31, 2001 versus $21,183 for the same period of 2000. The largest component of this decrease is the $15,737 combined decrease resulting from the aforementioned discontinuation of the Company's Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Further, as previously mentioned, UIC's year ended December 31, 2000 included certain risk-bearing business that was not subject to its 75% quota share reinsurance agreement while all risk-bearing business during the year ended December 31, 2001 was subject to its 75% quota share reinsurance agreement. This situation largely accounted for the $1,739 decrease in losses and LAE incurred by UIC for the year ended December 31, 2001 versus the same period of 2000. Finally, the Company experienced a $779 reduction in losses and LAE related to business the Company is required to assume from the SC Facility, which has been in runoff since March 1, 1999 and entered the final stage of runoff effective March 1, 2002.

        Partially offsetting the overall decrease in losses and LAE was the $1,472 increase posted by the commercial segment. As previously discussed, the Company's commercial lines have been reinsured primarily through quota share reinsurance agreements since December 31, 1999. For the year ended December 31, 2000, the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. By retaining a larger portion of its commercial book of business, the Company's commercial operations experienced an increase in losses and LAE for the year ended December 31, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the year ended December 31, 2001 over the same period of 2000. In accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing risk-bearing commercial business at its discretion.

        The remaining net increase of $78 came from all other operations.

Policy Acquisition Costs

        Policy acquisition costs decreased $1,841, or 7.4%, to $23,162 for the year ended December 31, 2001 from $25,003 for the year ended December 31, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium of each of the Company's business segments. Direct written premium for the year ended December 31, 2001 amounted to $112,282, a $12,736, or 10.2%, decrease from the $125,018 written during the same period in 2000. See Premiums Earned for discussion concerning the decrease in premium volume for the year ended December 31, 2001 versus the same period of 2000.

Interest Expense

        Interest expense was $728 and $1,436 for the years ended December 31, 2001 and 2000, respectively, a decrease of $708. The Company's Credit Facility bears interest at a pre-determined spread over LIBOR or the prime interest rate of the lending institution, at the Company's discretion. The decrease in interest expense for the year ended December 31, 2001 as compared to the same period of 2000 is due to lower average interest rates in 2001 versus 2000, coupled with interest saved through the pay down of debt. The average interest rate of the Company's debt was 6.89% between December 31, 2000 and December 31, 2001 versus 9.24% between December 31, 1999 and December 31, 2000. Further, at December 31, 2001, the outstanding balance of the Credit Facility was $7,721, a $2,438 decrease over the balance existing at December 31, 2000.

Other Operating Costs and Expenses

        Other operating costs and expenses decreased $5,023, or 19.0%, to $21,438 for the year ended December 31, 2001 from $26,461 for the year ended December 31, 2000. The most significant causes of the overall decrease are expense reductions directly associated with the Company's discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina in the second and third quarters of 2000, respectively. Most notably, the Company experienced reductions in force between December 31, 2000 and 2001 that led to consolidated salary and benefit expense savings of $4,309. In addition, when announcing the discontinuation of its Nashville operations in September 2000, the Company recorded goodwill and fixed asset impairment charges for assets associated with that operation. This was the leading cause of reduced goodwill amortization and fixed asset depreciation charges of $1,259 for the year ended December 31, 2001 over the same period of 2000. The Company has also experienced a wide array of other expense reductions directly associated with the Company's decreasing premium volume, including reduced licensing fees ($123); data processing costs ($158); premium taxes ($264); telephone expenses ($164); and postage costs ($305). Also contributing to the overall decrease in other operating costs and expenses was the decrease in settlement costs related to a lawsuit involving Wells Fargo Financial Resources, Inc. (Wells Fargo) (formerly known as Norwest Financial Resources, Inc.). During the second quarter of 2001, the Company reduced its estimated settlement amount associated with this lawsuit by $370. Effective July 31, 2001, the Company settled the lawsuit at the revised estimated settlement amount.

        Partially offsetting these expense reductions were $852 in increased salary and benefits expenses associated with the Company's accrual of obligations under a newly approved incentive compensation plan for certain members of its management team. Further offsetting the overall reduction in other operating costs and expenses between periods were increased municipal tax expenses during the year ended December 31, 2001 over the same period of 2000. In March 2000, the Company settled a claim with the Municipal Association of South Carolina which claimed it had a potential deficiency of certain South Carolina municipality taxes. The claim was settled for $1,525, resulting in a reduction in expense of $902 that was recorded as an offset to municipal tax expense for the year ended December 31, 2000. In addition, on December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Lease expense incurred under this related party lease amounted to $458 and $13 for the years ended December 31, 2001 and 2000, respectively, an increase of $445. Finally, as a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. Management fees paid to the vendor amounted to $669 for the year ended December 31, 2001. No such fees were incurred for the same period of 2000.

        Though the Company's bad debt expenses remained relatively consistent for the years ended December 31, 2001 and 2000, the sources of the expenses did not. Of the $1,716 total bad debt expense incurred for the year ended December 31, 2000, approximately $1,148 related to the operations of PBP, $266 related to the rest of the automobile segment, and $302 related to all other operations combined. Of the $1,835 total bad debt expense incurred for the year ended December 31, 2001, approximately $2,666 related to the operations of PBP, a recovery of $678 related to the rest of the automobile segment, and a recovery of $153 related to all other operations combined. The bad debt expenses experienced by the PBP operation was the primary factor leading to the aforementioned PBP management contract and eventual discontinuation of the operation. The significant recovery of bad debt expense by the other components of the automobile segment came substantially from the Nashville operation and resulted from policy cancellations during 2001 related to fully reserved receivables at December 31, 2000. Neither of the sources of the Company's unusual bad debt expense results (PBP and Nashville) are expected to be material in the Company's future operations.

Special Items

        During the quarter ended June 30, 2000, the Company recorded a special items charge in the amount of $16,421 associated with the discontinuation of its Nashville operations and the impairment of long-lived assets associated with those operations. As of December 31, 2001, the restructuring plan associated with the restructuring charge has been completed, resulting in a final revision of the initial estimate of $156 that was taken into income in September 2001.

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

        The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements:

	2001	2000	1999
Liability for losses and LAE at the beginning of the year:
Gross liability per balance sheet	$85,833	$113,850	$119,976
Ceded reinsurance recoverable, classified as an asset	(50,012)	(74,017)	(83,654)

Net liability	35,821	39,833	36,322

Provision for losses and LAE for claims occurring in the current year	7,717	22,090	47,250
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	23	2,355	(1,240)

	7,740	24,445	46,010

Loss and LAE payments for claims occurring during:
Current year	5,060	11,608	30,827
Prior years	12,458	16,849	11,672

	17,518	28,457	42,499

Liability for losses and LAE at the end of the year:
Net liability	26,043	35,821	39,833
Ceded reinsurance recoverable, classified as an asset	40,832	50,012	74,017

Gross liability per balance sheet	$66,875	$85,833	$113,850

        The ceded reinsurance recoverable on paid and unpaid losses and LAE, classified as an asset, includes $39,383, $46,160 and $66,371 at December 31, 2001, 2000 and 1999, respectively, of balances recoverable from the SC Facility, the NC Facility and the NFIP.

        The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that reported in accordance with Statutory Accounting Principles ("SAP") was as follows for the years ended December 31:

	2001	2000
Net liability on a SAP basis as filed in annual statements	$26,248	$36,360
Established salvage and subrogation recoveries recorded on a cash basis for SAP and on an accrual basis for GAAP	(205)	(539)

Net liability on a GAAP basis, at year end	26,043	35,821
Ceded reinsurance recoverable classified as an asset	40,832	50,012

Gross liability on a GAAP basis, at year end	$66,875	$85,833

        The following table reflects the loss and LAE balances and development for 2001 and 2000 on a GAAP basis:

		Unpaid losses and LAE	Re-estimated as of one year later	Cumulative Redundancy (Deficiency)
2001:	Gross liability	$66,875
	Less reinsurance recoverable	40,832

	Net liability	$26,043

2000:	Gross liability	$85,833	$85,997	$(164)
	Less reinsurance recoverable	50,012	49,871	141

	Net liability	$35,821	$36,126	$(305)

        The following analysis reflects loss and LAE development, net of ceded reinsurance recoverable, for a ten year period for retained business only for year ended December 31 (in millions):

	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
Liability for unpaid losses and LAE	$112	$118	$120	$80	$62	$48	$39	$36	$40	$36	$26
Cumulative liability paid through:
One year later	$63	$30	$65	$26	$16	$9	$11	$6	$11	$6
Two years later	50	84	86	42	29	17	11	7	14
Three years later	91	102	99	52	35	17	11	8
Four years later	104	112	108	58	35	17	11
Five years later	111	120	114	58	35	17
Six years later	117	125	114	58	35
Seven years later	122	126	114	58
Eight years later	122	126	115
Nine years later	122	126
Ten years later	122
Liability re-estimated as of:
One year later	$119	$129	$138	$85	$63	$45	$40	$39	$41	$36
Two years later	124	139	144	87	62	45	40	39	40
Three years later	134	151	143	85	62	45	40	39
Four years later	145	149	141	85	62	45	40
Five years later	143	150	141	85	62	45
Six years later	145	149	141	85	62
Seven years later	145	149	142	85
Eight years later	145	149	141
Nine years later	145	149
Ten years later	145
Cumulative (deficiency) redundancy	$(33)	$(31)	$(21)	$(5)	$—	$3	$(1)	$(3)	$—	$—

        The preceding table presents the development of balance sheet liabilities on a GAAP basis for 1991 through 2001. The top line of the preceding table shows the initial estimated liability for each accident year. This liability represents the estimated amount of losses and LAE for claims arising in past and current years that are unpaid as of each balance sheet date, including losses that have been incurred but not yet reported. The next portion of the table reflects the cumulative payments made subsequent to and for each of the indicated years as they have developed through time.

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

        A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute related to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20 million in losses and LAE. As of December 31, 2001 and 2000, $15.0 million and $14.3 million, respectively, of claims payments have been made by the other company since the settlement date.

        Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 2001 and 2000:

	2001	2000
Pending, January 1	40	44
New claims advised	7	5
Claims settled	(9)	(9)

Pending, December 31	38	40

        The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and between $250 and $500 thereafter. The claims are reserved as follows as of December 31, 2001 and 2000:

	2001	2000
Case reserves	$2,614	$2,660
IBNR reserves	1,610	2,540
LAE reserves	1,770	1,249

Total	$5,994	$6,449

        The claims involve four Superfund sites, eight asbestos or toxic claims, four underground storage tanks and twenty-two miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

        Because only thirty-eight claims remain open as of December 31, 2001, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Liquidity relates to the Company's ability to produce sufficient cash to fulfill its contractual obligations. In addition to payments for its routine and recurring operating expenses, the Company's principal contractual obligations include the payment of liabilities to its policyholders for unpaid losses, LAE and unearned premiums, the repayment of its Credit Facility, the redemption of its special stock in August 2002, and the future lease payments under its various operating leases. The Company is not party to, or contingently liable for, any off balance sheet financing arrangements or guarantees of any related or unaffiliated third party debt.

        The Company's principal sources of liquidity include the collection of commission and service fees, including substantial amounts received from the NFIP, NC Facility, SC Facility and QualSure; premium collections on insurance policies issued; the collection of policy fees and interest income on insurance policies financed; collections of balances due from its reinsurers; and the collection of net investment income and proceeds received from the sale or maturity of investments. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Though the Company may no longer cede premiums to the SC Facility after March 1, 2002, it is required to adjudicate claims ceded to the SC Facility during the final runoff. The Company's cash outflows can vary greatly because of the uncertainties regarding settlement dates for liabilities for unpaid losses and LAE and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

        The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of its special stock and principal and interest payments on its outstanding debt, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

        The Company believes that its existing sources of funds are adequate to enable it to conduct its business as described in this Annual Report on Form 10-K for the foreseeable future.

Sources and Uses of Cash Flows

Operating Activities

        Net cash used in operations was $90 for 2001, compared to net cash used of $13,797 in 2000. Net income for the year ended December 31, 2001 amounted to $4,366 (see "Results of Operations"). Other significant sources of cash include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $12,965 and the $4,449 reduction in reinsurance premiums prepaid to the Company's reinsurers. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the year ended December 31, 2001, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2000 surpassed new recoverables being generated through this business. Similarly, with substantially less business being subjected to reinsurance, the Company experienced a reduction in the level of reinsurance premiums it had to prepay to the reinsurers. Further, effective April 1, 2001, the 70% quota share reinsurance agreement for the Company's commercial lines operations was cancelled at the Company's request. With no quota share reinsurance agreement in place for the entire second quarter of 2001, the Company experienced a net collection of reinsurance recoverable on paid and unpaid losses and LAE and a reduction of reinsurance premiums prepaid under the agreement.

        Another significant source of cash was the $1,592 net decrease in premium notes receivable. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff.

        Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $18,958 and the liability for unearned premiums of $3,389. The primary cause of these reductions is the discontinuation of the Company's Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As the Nashville and South Carolina voluntary programs continued runoff during the year ended December 31, 2001, the liabilities for losses and LAE and unearned premiums are being paid down and earned. Partially offsetting the reductions in the liability for losses and LAE and unearned premiums are increases in the liabilities associated with the cancellation of the 70% quota share reinsurance agreement on the Company's commercial lines operations. With no quota share reinsurance agreement in place for the final three quarters of 2001, the Company retained more reserves for losses and LAE and unearned premiums.

        Another significant use of cash was the $1,220 net decrease in balances due other insurance companies. Effective February 19, 2001, the Company resolved certain arbitration claims with Generali-U.S. Branch relating to the Company's acquisition of its Nashville operations. As a result of the settlement, preacquisition liabilities assumed by the Company in the acquisition were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527, which was recorded in the fourth quarter of 2000.

Investing Activities

        Investing activities for the year ended December 31, 2001 used cash in the amount of $1,346. Net cash expended in the purchase and sale of fixed assets amounted to $581. Approximately $311 of the expenditures related to the purchase of a document imaging system and an upgraded telephone switch, both of which have provided increased policy and claims processing efficiency and customer service effectiveness. The remaining fixed asset purchases related to leasehold improvements associated with the Company's corporate headquarters, which is leased from its majority shareholder and Chairman of the Board of Directors, and the routine replacement of obsolete computer equipment and software. Cash expended in the net acquisition of the Company's debt securities portfolio amounted to $765 for the year ended December 31, 2001, primarily as a result of the Company's net income for the year.

        In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. Total cash and investments at December 31, 2001 and 2000 were $45,874 and $48,707, respectively. All debt securities are considered available for sale and are carried at market value as of December 31, 2001 and 2000. The weighted-average maturity of the fixed income investments as of December 31, 2001 was approximately 2.17 years. Average net investment yields on the Company's cash and investments were 5.2% in 2001 and 5.6% in 2000.

Financing Activities

        Financing activities for the year ended December 31, 2001 used $2,599 as a result of the repayment of debt ($2,438) and the payment of dividends on the Company's special stock ($161).

Restrictions on Dividends and Distributions

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

        The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) the net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2001, SCIC had an accumulated deficit.

        The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2002, dividends of approximately $522 are available from UIC to the Company.

        Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors. If the ability of the Company's insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory or Credit Facility requirements, it could affect the Company's ability to service its debt and special stock and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

        The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 2001, all of the insurance subsidiaries have ratios in excess of the level that would prompt regulatory action.

TRANSACTIONS WITH RELATED PARTIES

        Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment totaling $4,900 in the common stock of QualSure Holding, representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., an MGA for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. During the fiscal years ended December 31, 2001 and 2000, INS recorded commission and service income of $3,915 and $3,458, respectively, in connection with its Claims Administration Services Agreement with QualSure.

        The Company's majority shareholder and Chairman of the Board of Directors is an owner and operator of SADISCO Corporation ("SADISCO"), a provider of salvage and disposal services for the Company. During the fiscal years ended December 31, 2001, 2000 and 1999, the Company paid a total of $242, $225 and $350, respectively, to SADISCO.

        In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in policy fees and other income for the year ended December 31, 2001 is $631 of amortized gain. Lease expense incurred under this related party lease amounted to $458 and $13 in 2001 and 2000, respectively.

        During the years ended December 31, 2001, 2000 and 1999, the Company paid a total of $61, $110 and $2 to FHI, Inc. ("FHI"), respectively, for services related to the settlement of certain outstanding litigation. A member of the Company's Board of Directors is the owner of FHI. For this Director's personal services related to the settlement of certain outstanding litigation, the Company paid FHI an additional $373 in 2001.

        On March 28, 2002, the Company issued 800,000 shares of $10 par value Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock will pay quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR.

UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

        The Company has unused tax operating loss carryforwards and capital loss carryforwards of $103,921 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2002 are approximately $12,177 due to losses incurred after the June 1998 change in ownership event occurred and the carryover of previous years' unused limitations. The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 2001 and 2000.

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

  •
  the availability of new or additional sources of financing on acceptable terms to replace existing facilities and satisfy maturing obligations related to the Company's Special Stock;

  •
  the ability to secure additional sources of revenue;

  •
  the ability to secure and maintain long-term relationships with customers and agents;

  •
  the effects of economic conditions and conditions which affect the market for property and casualty insurance, including, but not limited to, interest rate fluctuations and flood zone determination services;

  •
  the effects and impact of laws, rules and regulations which apply to insurance companies;

  •
  the effects if estimated reserves for losses and LAE established by the Company are deficient;

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

  •
  the continuing impact of the decisions to exit the Nashville and South Carolina nonstandard automobile operations;

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

  •
  the costs of defending pending litigation and administrative proceedings and the risk of material adverse outcomes of pending and potential litigation and administrative proceedings involving the Company;

  •
  control of the Company by a principal shareholder, which shareholder has the ability to exert significant influence over the policies and affairs of the Company;

  •
  risks the Company faces in diversifying the services it offers and entering new markets, including risks associated with the Company's development and deployment of new management information systems to develop and deploy new strategies; and

  •
  other risk factors listed from time to time in the Company's Securities and Exchange Commission filings.

        Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements discussed or incorporated by reference in this annual report on Form 10-K.

Item 7a. Market Risk

        A substantial portion of the Company's cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of December 31, 2001 and 2000 are as follows:

	2001		2000
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Government, government agencies and authorities	$14,202	$14,605	$14,852	$15,009
States, municipalities and political subdivisions	375	388	375	383
Corporate bonds	17,930	18,545	16,369	16,598

Total	$32,507	$33,538	$31,596	$31,990

        The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company's debt securities by approximately $(898) and $902, respectively, as of December 31, 2001. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at market value as of December 31, 2001 and 2000. The weighted-average maturity of the fixed income investments as of December 31, 2001 was approximately 2.17 years.

        The Company incurs interest expense on its Credit Facility based upon the LIBOR or the prime interest rate, as described in Note 5 of Item 8 in Part II.

Item 8. Financial Statements and Supplementary data (continued on following page).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Seibels Bruce Group, Inc.:

        We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (the Parent Company—a South Carolina corporation) and subsidiaries (collectively the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, II, III, IV, V and VI listed in Part IV, Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Columbia, South Carolina,
March 7, 2002, except for Note 17, as to
        which the date is March 28, 2002.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

As of December 31,
(Dollars shown in thousands)

	2001	2000
ASSETS
Cash and investments:
Debt securities, available-for-sale, at market (cost of $32,507 at 2001 and $31,596 at 2000)	$33,538	$31,990
Equity securities, at market (cost of $5,858 at 2001 and $6,344 at 2000)	5,961	6,307
Cash and short-term investments	6,375	10,410

Total cash and investments	45,874	48,707
Accrued investment income	702	749
Premiums and agents' balances receivable, net of allowance for doubtful accounts of $3,013 in 2001 and $4,780 in 2000	2,604	1,637
Premium notes receivable, net of allowance for doubtful accounts of $750 in 2001 and $400 in 2000	3,668	5,260
Reinsurance recoverable on paid losses and loss adjustment expenses	10,246	14,031
Reinsurance recoverable on unpaid losses and loss adjustment expenses	40,832	50,012
Property and equipment, net	807	917
Prepaid reinsurance premiums—ceded business	36,548	40,997
Deferred policy acquisition costs	1,200	400
Goodwill	4,513	4,638
Other assets	3,644	3,318

Total assets	$150,638	$170,666

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims—retained business	$21,334	$30,574
51;ceded business	38,785	46,612
Adjustment expenses—retained business	4,709	5,247
1;ceded business	2,047	3,400
Unearned premiums—retained business	6,116	5,056
1;ceded business	36,548	40,997
Balances due other insurance companies	3,372	4,592
Debt	7,721	10,159
Restructuring accrual	—	276
Other liabilities and deferred items	10,442	9,061

Total liabilities	131,074	155,974

COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 209,000 and 220,000 shares in 2001 and 2000, respectively, of cumulative $0.62, convertible, redeemable, nonvoting special preferred stock, redemption value $2,090 and $2,200 in 2001 and 2000, respectively	2,090	2,200
Issued and outstanding 50,000 shares of cumulative $0.625, convertible, redeemable, nonvoting special preferred stock, redemption value $500	500	500

Total special stock	2,590	2,700

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares	7,832	7,832
Additional paid-in-capital	61,989	61,989
Accumulated other comprehensive income	1,134	357
Accumulated deficit	(53,981)	(58,186)

Total shareholders' equity	16,974	11,992

Total liabilities and shareholders' equity	$150,638	$170,666

The accompanying notes are an integral part of these consolidated financial statements.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,
(Dollars and weighted average shares outstanding shown in thousands, except per share amounts)

	2001	2000	1999
Commission and service income	$36,272	$35,890	$45,652
Property and casualty premiums earned	14,433	25,137	53,344
Net investment income	2,500	2,660	2,835
Other interest income, net	1,401	1,967	1,385
Net realized (loss) gain	(211)	(225)	338
Policy fees and other income	2,913	4,693	4,779

Total revenue	57,308	70,122	108,333

Expenses:
Losses and loss adjustment expenses	7,740	24,445	46,010
Policy acquisition costs	23,162	25,003	33,721
Interest expense	728	1,436	1,216
Other operating costs and expenses	21,438	26,461	34,885
Special items	(156)	8,138	—

Total expenses	52,912	85,483	115,832

Income (loss) from operations, before provision for income taxes	4,396	(15,361)	(7,499)
Provision for income taxes	(30)	—	(37)

Net income (loss)	4,366	(15,361)	(7,536)
Other comprehensive income:
Change in value of marketable securities, less reclassification adjustment of $90, $(236) and $(91) for net gains (losses) included in net income (loss) of 2001, 2000 and 1999, respectively	777	962	(1,512)

Comprehensive net income (loss)	$5,143	$(14,399)	$(9,048)

Basic income (loss) per share:
Net loss	$0.54	$(1.98)	$(0.99)
Weighted average shares outstanding	7,832	7,832	7,774

Diluted income (loss) per share:
Net loss	$0.53	$(1.98)	$(0.99)
Weighted average shares outstanding	8,206	7,832	7,774

The accompanying notes are an integral part of these consolidated financial statements.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the year ended December 31,
(Dollars shown in thousands)

	2001	2000	1999
Common stock:
Beginning of year	$7,832	$7,831	$7,773
Stock issued under stock option plans	—	1	58

End of year	$7,832	$7,832	$7,831

Additional paid-in-capital:
Beginning of year	$61,989	$61,988	$61,861
Stock issued under stock option plans	—	1	127

End of year	$61,989	$61,989	$61,988

Accumulated other comprehensive income:
Beginning of year	$357	$(605)	$907
Change during the year	777	962	(1,512)

End of year	$1,134	$357	$(605)

Accumulated deficit:
Beginning of year	$(58,186)	$(42,657)	$(34,953)
Net income (loss)	4,366	(15,361)	(7,536)
Dividends on special stock	(161)	(168)	(168)

End of year	$(53,981)	$(58,186)	$(42,657)

Total shareholders' equity	$16,974	$11,992	$26,557

The accompanying notes are an integral part of these consolidated financial statements.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,
(Dollars shown in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$4,366	$(15,361)	$(7,536)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Special items	—	7,510	—
Equity in loss (earnings) of unconsolidated affiliates	485	(191)	(11)
Amortization of deferred policy acquisition costs	23,162	25,003	33,721
Depreciation and amortization	496	1,847	2,552
Realized (gain) loss on sale of investments, net	(90)	236	91
Realized loss (gain) on sale of property and equipment	301	(11)	(186)
Realized gain on sale of subsidiary	—	—	(243)
Change in assets and liabilities:
Accrued investment income	47	86	(21)
Premiums and agents' balances receivable, net	(1,077)	6,519	6,572
Premium notes receivable, net	1,592	(1,825)	1,171
Reinsurance recoverable on losses and loss adjustment expenses	12,965	28,502	21,081
Prepaid reinsurance premiums—ceded business	4,449	15,727	2,895
Deferred policy acquisition costs	(23,962)	(24,030)	(32,622)
Unpaid losses and loss adjustment expenses	(18,958)	(28,017)	(6,126)
Unearned premiums	(3,389)	(16,467)	(10,018)
Balances due other insurance companies	(1,220)	(10,341)	(18,564)
Accrued restructuring charges	(276)	276	—
Other, net	1,019	(3,260)	6,229

Net cash used in operating activities	(90)	(13,797)	(1,015)

Cash flows from investing activities:
Proceeds from investments sold or matured	12,315	11,335	20,343
Cost of investments acquired	(13,080)	(15,837)	(16,565)
Proceeds from property and equipment sold	3	4,492	499
Purchases of property and equipment	(584)	(212)	(1,506)
Proceeds from sale of subsidiary, net of cash transferred of $3,382	—	—	3,072

Net cash (used in) provided by investing activities	(1,346)	(222)	5,843

Cash flows from financing activities:
Issuance of capital stock	—	2	185
Repayment of debt	(2,438)	(2,127)	(1,264)
Dividends paid	(161)	(168)	(168)

Net cash used in financing activities	(2,599)	(2,293)	(1,247)

Net (decrease) increase in cash and short-term investments	(4,035)	(16,312)	3,581
Cash and short-term investments, beginning of year	10,410	26,722	23,141

Cash and short-term investments, end of year	$6,375	$10,410	$26,722

Supplemental cash flow information:
Interest paid	$728	$1,077	$1,076
Income taxes paid	30	—	—

Non-cash investing, financing and other activities:
Elimination of special stock or debt in connection with the settlement of purchase price adjustments	$(110)	$(2,700)	$—
Settlement of obligations in connection with the resolution of preacquisition liabilities	—	(5,527)	—

The accompanying notes are an integral part of these consolidated financial statements.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except per share amounts)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the "Company") and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

  Description of the Business

        The Company provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. A significant source of revenue for the Company includes premiums earned from its retained risk property and casualty insurance operations. During 2000, however, the Company shifted its emphasis of operations away from its risk-bearing property and casualty insurance operations towards its fee-based products and services, which include the following:

•
South Carolina Reinsurance Facility ("SC Facility")

  One of the Company's insurance subsidiaries, Catawba Insurance Company ("Catawba"), is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility but retains no underwriting risk. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Approximately 12.6%, 18.5% and 31.6% of the Company's commission and service income for the years ended December 31, 2001, 2000 and 1999, respectively, was earned from the SC Facility. The South Carolina Associated Auto Insurers Plan ("SCAAIP") became effective in March 1999 and will survive the SC Facility. The SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk. However, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

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

•
Claims Adjusting and Management Services

  The Company receives fee-based income from its catastrophe, property and casualty and automobile claims adjusting services and liability runoff management services. The Company's premium concentration in the catastrophe-heavy Southeast led to the creation of a catastrophe adjusting business, Insurance Network Services, Inc. ("INS"), to manage the Company's internal claims volume. INS has since extended its services to third party affiliated and unaffiliated customers and currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting.

•
Flood Zone Determinations and Compliance Tracking Services

  One of the Company's subsidiaries, America's Flood Services, Inc. ("AFS"), located in Rancho Cordova, California, offers fee-based flood zone determinations and compliance tracking services to a variety of customers and institutions located throughout the United States.

  Operations and Business Plan

        The net losses experienced in 2000 and 1999 were primarily related to the Company's automobile segment, which includes its Nashville and North Carolina operations, South Carolina voluntary automobile operations, the SC Facility and the NC Facility. The overall automobile segment incurred net losses of $15,245 and $12,761 in 2000 and 1999, respectively. Within the overall automobile segment, the Nashville and South Carolina automobile operations accounted for the most significant portion of the losses, losing approximately $13,325 and $2,076, respectively, in 2000 and approximately $4,235 and $4,845, respectively, in 1999.

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

        After enduring its results of operations for the years ended December 31, 1999 and 2000, the Company began 2001 with a variety of challenges. First, the Company would have to continue the runoff of its Nashville and South Carolina automobile operations. Further, the SC Facility would continue its runoff and have an adverse affect on the Company's commission and service income opportunities. Finally, the Company's Credit Facility stipulates that the Company demonstrate compliance with a number of amended affirmative and negative covenants on a quarterly basis. Significant financial covenants include minimum statutory capital and surplus levels, ratios of debt to total capitalization and cash flow coverage.

        During 2001, the results of the Company's runoff Nashville and South Carolina automobile operations developed more favorably than expected and, therefore, did not exhibit a significant strain on its earnings. Further, commission and service income actually increased during the year ended December 31, 2001, despite the continued runoff of the SC Facility, as the Company continued its emphasis on fee-based revenue growth through the NC Facility and the NFIP. Additionally, INS' Claims Administration Services Agreement with QualSure Insurance Corporation (see Note 8) continued to provide substantial fee-based income for the Company. Finally, the Company was in compliance with all amended Credit Facility covenants for each quarter of 2001. On March 28, 2002, the Company issued 800,000 shares of $10 par value Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility (see Notes 5 and 17).

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

        Premiums and agents' balances receivable and premium notes receivable are carried at historical cost which approximates fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts. Premium notes receivable are generally short-term in nature, with a duration of approximately six months.

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

  Allowance for Uncollectable Accounts

        The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for premiums and agents' balances receivable and premium notes receivable in the amount of approximately $3,763 and $5,180 at December 31, 2001 and 2000, respectively.

  Property and Equipment

        Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

  Intangible Assets

        Intangible assets consist primarily of goodwill and deferred loan costs. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. Through December 31, 2001, the Company amortized its goodwill using the straight-line method over a period of 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Recent Accounting Pronouncements) . Deferred loan costs are the costs associated with issuing the Company's Credit Facility and are amortized over the life of the debt. Intangible assets are continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statements of operations. During 2000, the Company concluded that the goodwill associated with the acquisition of Graward General Companies, Inc. ("Graward") was fully impaired (see Special Items).

  Property and Casualty Unpaid Loss and Loss Adjustment Expense

        The liability for property and casualty unpaid losses and loss adjustment expenses ("LAE") includes:

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

  Commission and Service Income and Policy Fees

        Commission and service income is predominately derived from servicing carrier, managing general agent and claims processing activities. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income and fees related to claims processing are recognized on an accrual basis as earned.

  Property and Casualty Premiums Earned

        Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including amounts related to business produced through the NC Facility, the SC Facility and the NFIP.

  Other Interest Income

        Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable. Other interest income is recognized on an accrual basis as earned.

  Policy Acquisition Costs

        Policy acquisition costs attributable to property and casualty operations represent the portion of the cost of writing business that varies with, and is primarily related to, the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues, if any, are expensed. The Company considers anticipated investment income in determining whether premium deficiencies exist.

  Management Compensation Program

        During 2001, the Compensation Committee of the Company's Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company's performance during the prior year ended December 31. The provisions of the plan require recipients to achieve a designated market value based ownership level in the Company in order to participate in the plan for the following year. The Company has accrued $852 for its obligations under the plan at December 31, 2001.

  Special Items

        In June 2000, the Company's Board of Directors approved and the Company announced a restructuring plan (the "Restructuring Plan") centering on the discontinuation of its Nashville operations, Graward General Companies, Inc. ("Graward"). The Restructuring Plan, which was completed by September 30, 2001, included approximately $16,421 in special charges related primarily to the impairment of long-lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. The cash requirements of the Restructuring Plan were estimated to be approximately $743. Restructuring costs included all costs directly related to the Restructuring Plan. Employee termination costs were recognized when benefit arrangements were communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other exit costs resulting from the exit plan that were not associated with and that did not benefit continued activities were recognized at the date of commitment to the exit plan. Other costs directly related to the discontinuation of the Nashville operations that were not eligible for recognition at the commitment date, such as relocation costs and estimated operating costs to be incurred during the runoff period, were expensed as incurred.

        Of the $16,421 total restructuring charge, approximately $15,678 related to the impairment of long-lived assets, including $14,915 of goodwill, $580 of fixed assets directly associated with the Nashville operation and $183 of deferred financing costs. The Company evaluated the recoverability of long-lived assets by determining the recoverability of long-lived assets not held for sale. Management measured the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The recoverability of long-lived assets held for sale was then compared to the asset's carrying amount less estimated selling costs.

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

        Following is a summary of the special items charge included in the consolidated statements of operations for the year ended December 31, 2000:

Initial restructuring plan charge	$16,421
Estimate revision	(56)
Settlement of purchase price adjustments and elimination of related note	(2,700)
Resolution of preacquisition liabilities	(5,527)

$8,138

        Following is a summary of the restructuring plan charge included in the consolidated balance sheet at December 31, 2000 and 2001:

	Impairment of Long-Lived Assets	Severance and Benefits	Contractual Commitment Cancellation	All Other	Total
Initial restructuring plan charge	$15,678	$304	$304	$135	$16,421
Utilization during 2000	(15,678)	(207)	(63)	(141)	(16,089)
Estimate revision	—	(47)	(38)	29	(56)

Balance, December 31, 2000	—	50	203	23	276
Utilization during 2001	—	(50)	—	(70)	(120)
Estimate revision	—	—	(203)	47	(156)

Balance, December 31, 2001	$—	$—	$—	$—	$—

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

  Earnings Per Share

        In accordance with SFAS No. 128, "Earnings Per Share", the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants and/or convertible preferred stock, unless common equivalent shares are antidilutive.

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

  Reclassifications

        Certain prior year balances have been reclassified to conform with the current year presentation

  Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. The effective date of this statement was amended by SFAS Nos. 137 and 138 and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001 and the statement had no material impact on its financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. At December 31, 2001, the Company had unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and Premium Budget Plan, Inc. ("PBP")) and AFS, respectively. Annual amortization of goodwill, which will cease to be recorded effective January 1, 2002 upon the adoption of SFAS No. 142, is $125. The Company currently does not expect that it will incur impairment to either component of the goodwill as a result of adopting SFAS No. 142 and the Company has no other material intangible assets falling under the scope of the statement.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition, as a component of asset cost, the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Under this statement, the liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS No. 144 will have on its consolidated financial position and results of operations.

NOTE 2 INVESTMENTS

        Investments in debt and equity securities are considered available-for-sale securities and are carried at market value at December 31, 2001 and 2000. Short-term investments are carried at cost, which approximates market value.

        Unrealized gains and losses on debt and equity securities are credited or charged directly to accumulated other comprehensive income and included in shareholders' equity. Realized gains and losses on investments included in the results of operations are determined using the "identified certificate" cost method. The Company's net realized gain (loss) and the change in its net unrealized gain (loss) on investments are summarized as follows:

	Debt Securities	Equity Securities	Total
Realized:
2001	$90	$—	$90
2000	(236)	—	(236)
1999	(91)	—	(91)

Change in unrealized:
2001	$637	$140	$777
2000	999	(37)	962
1999	(1,512)	—	(1,512)

        Net accretion of bond discount and amortization of bond premium charged to income for the years ended December 31, 2001, 2000 and 1999 was not significant.

        Unrealized gains and losses reflected in equity are as follows:

	2001	2000	1999
Gross unrealized gains	$1,192	$477	$24
Gross unrealized losses	(58)	(120)	(629)

Net unrealized gain (loss)	$1,134	$357	$(605)

        Proceeds from sales of debt and equity securities and the related realized gains and losses are as follows:

	2001	2000	1999
Proceeds from sales	$12,315	$11,335	$20,343
Gross realized gains	90	—	2
Gross realized losses	—	236	93

        Excluding investments in the U.S. Government, government agencies and authorities, the only investments exceeding 10% of shareholders' equity at December 31, 2001 were the Company's equity investments in Sunshine State Holding Corporation and QualSure Holding Corporation ("QualSure Holding") totaling $5,961 and the Company's $1,850 corporate bond investment in Westdeutsche Landesbk (rated AA+).

        There were no non-income producing debt securities for the 12 months ended December 31, 2001, 2000 and 1999. Debt securities with an amortized cost of $16,648 at December 31, 2001 and $16,486 at December 31, 2000 were on deposit with regulatory authorities.

        The amortized cost and estimated market values of investments in debt and equity securities were as follows:

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Grossd Unrealized Losses	Estimated Market Value
U.S. Government, government agencies and authorities	$14,202	$451	$(48)	$14,605
States, municipalities and political subdivisions	375	13	—	388
Corporate bonds	17,930	625	(10)	18,545

Total debt securities	32,507	1,089	(58)	33,538
Equity securities	5,858	103	—	5,961

Total	$38,365	$1,192	$(58)	$39,499

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Grossd Unrealized Losses	Estimated Market Value
U.S. Government, government agencies and authorities	$14,852	$161	$(4)	$15,009
States, municipalities and political subdivisions	375	8	—	383
Corporate bonds	16,369	284	(55)	16,598

Total debt securities	31,596	453	(59)	31,990
Equity securities	6,344	24	(61)	6,307

Total	$37,940	$477	$(120)	$38,297

        The equity securities consist of investments in Sunshine State Holding Corporation and QualSure Holding. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the affiliates, using a computed equity method, are included in the Company's current earnings.

        Actual maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are as follows:

	Amortized Cost	Market Value
Due in one year or less	$5,263	$5,400
Due after one year through five years	17,131	17,778
Due after five years through ten years	3,589	3,685
Due after ten years	6,524	6,675

Total	$32,507	$33,538

        Net investment income as of December 31 consists of the following:

	2001	2000	1999
Debt securities	$2,203	$2,460	$2,415
Short-term investments	384	286	432
Other	79	46	86

Total investment income	2,666	2,792	2,933
Investment expenses	(166)	(132)	(98)

Net investment income	$2,500	$2,660	$2,835

NOTE 3 PROPERTY AND EQUIPMENT

        A summary of property and equipment is as follows:

Description	Estimated Life	2001	2000
Leasehold improvements	2-10 years	$1,639	$1,649
Data processing equipment and software	1-7 years	8,384	9,092
Furniture, fixtures and equipment	2-10 years	6,451	6,850
Automobiles	5 years	46	60

		16,520	17,651
Accumulated depreciation		(15,713)	(16,734)

		$807	$917

        Depreciation expense charged to operations was $390 in 2001, $1,451 in 2000 and $1,800 in 1999.

        In December 2000, the Company sold its corporate headquarters with a net book value of $2,589 to its majority shareholder and Chairman of the Board of Directors for $4,500, resulting in a gain of $1,892. Expenses incurred in connection with the sale were $19. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal (see Notes 15 and 16). The gain resulting from this transaction has been deferred and is being amortized into income evenly over the term of the leaseback.

NOTE 4 DEFERRED POLICY ACQUISITION COSTS

        Policy acquisition costs incurred and amortized to income on property and casualty business were as follows:

	2001	2000
Deferred at beginning of year	$400	$1,373

Costs incurred and deferred during year:
Commissions and brokerage	17,147	18,023
Taxes, licenses and fees	4,052	3,604
Other	2,763	2,403

Total	23,962	24,030

Amortization charged to income during year	(23,162)	(25,003)

Deferred at end of year	$1,200	$400

NOTE 5 DEBT

        Effective March 31, 1998 the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisitions activity and other general corporate purposes. Security for the Credit Facility includes substantially all of the Company's assets. Principal payments are due quarterly beginning March 1999 with a final payment of all remaining principal and accrued interest due in June 2004. Accrued interest is payable monthly on the outstanding balance of the Credit Facility and is calculated, at the Company's discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. The effective interest rate was 5.44% at December 31, 2001 and 9.44% on December 31, 2000. The outstanding balance of the Credit Facility was $7,721 and $10,159 at December 31, 2001 and 2000, respectively.

        On March 28, 2002, the Company issued 800,000 shares of $10 par value Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock will pay quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR.

NOTE 6 INCOME TAXES

        The Company files a consolidated federal income tax return that includes all subsidiaries. A formal tax-sharing agreement has been established by the Company with its subsidiaries.

        The Company uses the liability method in accounting for income taxes. A reconciliation of the income tax provision to that computed by applying the statutory federal income tax rate to the income (loss) before provision for income taxes is as follows:

	2001	2000	1999
Federal income tax provision (benefit) at statutory rates	$1,495	$(5,223)	$(2,550)
(Decrease) increase in taxes due to:
Tax exempt interest income	(7)	(6)	(12)
Non-deductible special items charges	—	4,325	—
Limitation of net operating loss carryforward due to changes in control	—	—	523
Changes in valuation allowances	(1,530)	831	1,872
Other	72	73	204

Provision for income taxes	$30	$—	$37

        The provision for income taxes on income from operations consists primarily of current income taxes resulting from alternative minimum tax. The change in deferred amounts has been offset by the valuation allowance.

        Deferred tax liabilities and assets at December 31, 2001 and 2000 are comprised of the following:

	2001 Tax Effect	2000 Tax Effect
Deferred tax liabilities:
Deferred acquisition costs	$408	$136
Property and equipment	304	243
Net unrealized investing gains	386	121
Other	439	408

Total deferred tax liabilities	1,537	908

Deferred tax assets:
Net operating loss carryforwards	(11,688)	(12,002)
Insurance reserves	(1,006)	(1,310)
Bad debts	(500)	(1,011)
Deferred gain on sale of property	(413)	(643)
Other	(330)	(464)

Total deferred tax assets	(13,937)	(15,430)

Valuation allowance	12,400	14,522

Net deferred tax liabilities	$—	$—

        The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 2001 and 2000.

        The Company has unused tax operating loss carryforwards and capital loss carryforwards of $103,921 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2002 are approximately $12,177 due to losses incurred after the June 1998 change in ownership event occurred and the carryover of previous years' unused limitations.

        The years of expiration of the tax carryforwards are as follows:

Year of Expiration	Net Operating Loss	Capital Loss
2002	$—	$110
2004	11,902	—
2006	20,411	—
2007	31,931	—
2009	19,342	—
2010	3,918	—
2011	1,764	—
2012	690	—
2018	3,988	—
2019	7,265	—
2020	2,600	—

	$103,811	$110

NOTE 7 PROPERTY AND CASUALTY UNPAID LOSSES AND LAE

        A part of the Company's reserve for losses and LAE is set aside for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute related to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20,000 in losses and LAE. As of December 31, 2001 and 2000, approximately $15,000 and $14,300, respectively, of claims payments have been made by the other company since the settlement date.

        Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 2001 and 2000:

	2001	2000
Pending, January 1	40	44
New claims advised	7	5
Claims settled	(9)	(9)

Pending, December 31	38	40

        The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and between $250 and $500 thereafter. The claims are reserved as follows as of December 31, 2001 and 2000:

	2001	2000
Case reserves	$2,614	$2,660
IBNR reserves	1,610	2,540
LAE reserves	1,770	1,249

Total	$5,994	$6,449

        The claims involve four Superfund sites, eight asbestos or toxic claims, four underground storage tanks and twenty-two miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

        Because only thirty-eight claims remain open as of December 31, 2001, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

        Losses incurred are reduced by recoveries made and estimated to be made from reinsurers based on projected ultimate losses. Such amounts also include substantial amounts related to the business produced as a servicing carrier. Estimated reinsurance recoveries are as follows:

	2001	2000	1999
Losses incurred	$62,487	$70,776	$137,252
LAE incurred	4,536	2,330	4,396

Total	$67,023	$73,106	$141,648

        The following table summarizes net property and casualty losses and LAE incurred:

	2001	2000	1999
Estimated losses and LAE incurred	$74,763	$97,551	$187,658
Estimated reinsurance recoveries on losses and LAE incurred	(67,023)	(73,106)	(141,648)

	$7,740	$24,445	$46,010

        Activity in the liability for unpaid losses and LAE is summarized as follows:

	2001	2000	1999
Liability for losses and LAE at the beginning of the year:
Gross liability per balance sheet	$85,833	$113,850	$119,976
Ceded reinsurance recoverable, classified as an asset	(50,012)	(74,017)	(83,654)

Net liability	35,821	39,833	36,322

Provision for losses and LAE for claims occurring in the current year	7,717	22,090	47,250
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	23	2,355	(1,240)

	7,740	24,445	46,010

Loss and LAE payments for claims occurring during:
Current year	5,060	11,608	30,827
Prior years	12,458	16,849	11,672

	17,518	28,457	42,499

Liability for losses and LAE at the end of the year:
Net liability	26,043	35,821	39,833
Ceded reinsurance recoverable, classified as an asset	40,832	50,012	74,017

Gross liability per balance sheet	$66,875	$85,833	$113,850

NOTE 8 SALE, MERGERS AND ACQUISITIONS

        Effective January 21, 2000, three of the Company's insurance subsidiaries made investments totaling $4,900 in the common stock of QualSure Holding, representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure"), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., a managing general agent for QualSure. QualSure was formed to take out approximately 44,000 homeowners policies from the Florida Windstorm Underwriting Association and approximately 40,000 homeowners policies from the Florida Residential Property & Casualty Joint Underwriting Association. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium.

        Effective October 14, 1999, the Company sold Kentucky Insurance Company ("Kentucky"), one of its insurance company subsidiaries, to an unrelated party for $6,454, resulting in a realized gain of $243. The operations of Kentucky generated net income of $113 in 1999.

NOTE 9 SPECIAL STOCK AND DIVIDEND RESTRICTIONS

  Special Stock

        On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("$0.625 Special Stock") in connection with its acquisition of AFS. The Company determined the value of the $0.625 Special Stock at the issuance date to be $500. The $0.625 Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $31 in special stock dividends in 2001 and 2000. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the $0.625 Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the $0.625 Special Stock into 1.25 shares, or a total of 62,500 shares, of the Company's common stock.

        On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("Special Stock") in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. In January 2001, the holders of the Special Stock surrendered, and the company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $130 and $137 in special stock dividends in 2001 and 2000. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares, or a total of 275,000 shares, of the Company's common stock.

  Dividend Restrictions

        The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of its special stock, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

        The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer's surplus as regarding policyholders as shown in the insurer's most recent annual statement or (ii) the net income, not including realized capital gains or losses as shown in the insurer's most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2001, SCIC had an accumulated deficit.

        The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer's surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2002, dividends of approximately $522 are available from UIC to the Company.

NOTE 10 EARNINGS PER SHARE

        The following table shows the computation of the Company's income (loss) per share:

	Income (Numerator)	Shares (Denominator)	Share Amount
For the year ended December 31, 2001:
Net income	$4,366
Less: Preferred stock dividends	(161)

Basic EPS	4,205	7,832	$0.54
Effect of dilutive securities:
Convertible preferred stock	161	324
Stock options and warrants	—	50

Diluted EPS	$4,366	8,206	$0.53

For the year ended December 31, 2000:
Net loss	$(15,361)
Less: Preferred stock dividends	(168)

Basic and diluted EPS	$(15,529)	7,832	$(1.98)

For the year ended December 31, 1999:
Net loss	$(7,536)
Less: Preferred stock dividends	(168)

Basic and diluted EPS	$(7,704)	7,774	$(0.99)

        At December 31, 2000 and 1999, all common stock equivalents were anti-dilutive.

NOTE 11 STATUTORY REPORTING

        The Company's insurance subsidiaries' assets, liabilities and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are found in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) acquisition costs for policies are expensed as incurred, while they may be deferred and amortized over the estimated life of the policies under GAAP, (3) no provision is made for deferred income taxes, (4) the gain on the sale-leaseback of property is not deferred and (5) valuation allowances are established against investments. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "Annual Statement" which reports, among other items, net income (loss) and shareholders' equity (called "surplus as regards policyholders" in statutory reporting).

        A reconciliation between the GAAP net income (loss) and the statutory net income (loss) of the insurance subsidiaries is as follows for the year ended December 31:

	2001	2000	1999
GAAP net income (loss)	$4,366	$(15,361)	$(7,536)
(Decrease) increase due to:
(Amortization) deferral of gain on sale of property	(631)	1,892	—
Realized gain on liquidation of subsidiary	—	(893)	—
Equity in loss (earnings) of unconsolidated subsidiary	578	(66)	—
(Increase) decrease in deferred policy acquisition costs	(800)	973	1,099
Decrease (increase) in salvage/subrogation recoverable	334	369	(278)
GAAP-only items and other non-statutory subsidiaries	(1,218)	1,982	4,673
Excess of SAP over GAAP gain on sale of subsidiary	—	—	663
Other, net	—	21	(20)

Statutory net income (loss)	$2,629	$(11,083)	$(1,399)

        A reconciliation between GAAP shareholders' equity and surplus as regards policyholders, at December 31, is as follows:

	2001	2000
GAAP shareholders' equity	$16,974	$11,992
Increase (decrease) due to:
Deferred gain on sale of property	1,261	1,892
Deferred policy acquisition costs	(1,200)	(400)
GAAP-only items and other non-statutory companies' shareholders' equity	3,455	5,132
Adjustments to premiums and loss reserves	(205)	(539)
Assets nonadmitted for statutory surplus	(150)	(415)

Surplus as regards policyholders	$20,135	$17,662

        Since before the Company's acquisition of UIC in 1997, UIC has operated, and continues to operate, under the Regulatory Action Division ("RAD") of the North Carolina Department of Insurance ("NCDOI"). Under the requirements of the RAD, UIC is required to submit monthly financial statements to the NCDOI.

        Effective January 1, 2001, both the North and South Carolina Departments of Insurance adopted the Codification of Statutory Accounting Principles ("Codification") as the prescribed basis of accounting for insurance companies domiciled in their respective states. Accordingly, all of the

Company's statutory subsidiaries adopted Codification effective January 1, 2001. Significant changes to the Company's statutory accounting and reporting resulting from Codification include the following:

  •
  The due date for premiums is governed by the effective date of the underlying contract and not the agent and Company's contractual relationship;

  •
  Codification requires the recognition of deferred tax balances, as defined by Codification;

  •
  Electronic data processing equipment and software are considered admitted assets with depreciable lives not to exceed 3 years in North Carolina and 5 years in South Carolina;

  •
  Impairment losses are required to be recorded as realized losses;

  •
  Amounts received on deposit-type contracts are recorded as policy reserves and not as income; and

  •
  Codification requires the recording of premium revenue beginning with the effective date of coverage, except for workers compensation, and the recognition of a premium deficiency reserve, if necessary.

        Adoption of Codification did not have a material effect on the financial statements of any of the Company's statutory subsidiaries.

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

        The 1996 Stock Option Plan for Employees ("Employee Plan") became effective on November 1, 1995. The Employee Plan reserved 2,500,000 shares of the Company's common stock for issuance under the plan as options and incentive stock to employees and consultants of the Company. Activity in the Employee Plan is summarized as follows:

	2001	2000	1999
Shares under options outstanding, beginning of year	676,257	1,306,559	1,053,480
Granted during the year	—	—	333,295
Exercised during the year	—	—	—
Canceled or expired during the year	(239,738)	(630,302)	(80,216)

Shares under options outstanding, end of year	436,519	676,257	1,306,559

Shares under options exercisable, end of year	436,519	601,581	831,187

        All grants made under the Employee Plan have exercise prices no lower than the market price at the date of grant. At December 31, 2001, 1,875,994 shares of the Company's common stock have been reserved for future grants. Following is a summary of options outstanding and exercisable by price range as of December 31, 2001:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price
$3.38-$4.40	170,000	2.1	$3.41	170,000	$3.41
$4.40-$6.60	17,875	2.5	5.07	17,875	5.07
$6.60-$8.80	207,399	1.2	7.46	207,399	7.46
$8.80-$11.00	41,245	0.4	10.00	41,245	10.00

	436,519	1.5	$6.02	436,519	$6.02

        The 1995 Stock Option Plan for Non-Employee Directors ("Directors Plan") became effective June 15, 1995, with 250,000 shares of the Company's common stock reserved for grants. Under the Directors Plan, all non-employee directors holding office on June 15 of each year are granted 1,250 options to purchase the Company's common stock. The exercise price of the options is the market value on the date of grant. On June 15, 1999, 2000 and 2001, 12,500, 8,750 and 8,750 shares were granted, respectively, at exercise prices of $4.75, $1.09 and $2.55, respectively.

        The 1995 Stock Option Plan for Independent Agents ("Agents Plan") became effective December 21, 1995, with 125,000 common shares of the Company's stock reserved for grants. Activity in the Agents Plan is summarized as follows:

	2001	2000	1999
Shares under options outstanding, beginning of year	37,675	49,325	36,205
Granted during the year	2,500	3,950	13,120
Exercised during the year	—	(300)	—
Canceled or expired during the year	(14,055)	(15,300)	—

Shares under options outstanding, end of year	26,120	37,675	49,325

        Options granted during 1999, 2000, and 2001 were granted at average exercise prices of $4.68, $1.83, and $2.01, respectively. At December 31, 2001, 94,331 shares of the Company's common stock have been reserved for future grants.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its three stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of

SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

	2001	2000	1999
As reported:
Net income (loss)	$4,366	$(15,361)	$(7,536)
Income (loss) per share:
Basic	0.54	(1.98)	(0.99)
Diluted	0.53	(1.98)	(0.99)
Pro forma:
Net income (loss)	$4,358	$(15,367)	$(8,053)
Income (loss) per share:
Basic	0.54	(1.98)	(1.04)
Diluted	0.53	(1.98)	(1.04)

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001
	Employee Plan	Directors Plan	Agents Plan
Expected dividend yield	0%	0%	0%
Expected stock price volatility	—	7.79%	7.79%
Risk-free interest rate	—	5.27%	4.78%
Expected life of options	—	7.83 years	3.09 years

	2000
	Employee Plan	Directors Plan	Agents Plan
Expected dividend yield	0%	0%	0%
Expected stock price volatility	—	7.65%	7.65%
Risk-free interest rate	—	6.26%	6.75%
Expected life of options	—	7.54 years	3.08 years

  Other Benefit Plans

        The Company sponsors the South Carolina Insurance Company Employees' Profit-Sharing and Savings Plan (the "Plan"), which provides both a profit-sharing and a 401(k) element for the employees of the Company, its subsidiaries and affiliates. As of December 31, 2001, the amount of assets available in the Plan, based on information currently available, was $10,568. The profit-sharing element of the Plan covers all full-time employees who have met minimum eligibility requirements. There were no contributions to this part of the Plan in 2001, 2000 or 1999. Under the 401(k) element of the Plan, employees may elect to have a portion of their salary withheld from pre-tax wages for investment in the Plan, subject to limitations imposed by IRS regulations. The Company matches 50% of the first 6% of the employee's contribution to the Plan. The Company's contributions to the Plan on behalf of the participating employees was $244, $310, and $271 in 2001, 2000 and 1999 respectively.

        The Company currently provides certain health care and life insurance benefits for certain retired employees. The projected future cost of providing post-retirement benefits is reflected as an expense as employees render services instead of when the benefits are paid. The net transition obligation is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. Post-retirement benefit expense was approximately $70 in 2001, $110 in 2000, and $115 in 1999.

	2001	2000
Benefit obligation, beginning of year	$850	$922
Service cost	7	9
Interest cost	37	64
Plan participants' contributions	23	27
Actuarial gain	(348)	(110)
Benefits paid	(49)	(62)

Benefit obligation, end of year	520	850
Fair value of plan assets	—	—

Funded status of plan	520	850
Unrecognized actuarial gain (loss)	202	(141)
Unrecognized net transition obligation	(345)	(376)

Net obligation	$377	$333

Weighted-average assumed discount rate	7.25%	7.50%

	2001	2000
Components of net periodic benefit cost:
Service cost	$7	$9
Interest cost	37	64
Amortization of unrecognized transitional liability	31	31
Recognition of net actuarial (gain) loss	(5)	6

	$70	$110

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 11.0% for 2001 (5.5% for 2000 and 6.0% for 1999) and is assumed to decrease to a 5% ultimate trend (5% in 2000 and 1999) with a duration to ultimate trend of six years (one year in 2000 and two years in 1999). Increasing or decreasing the assumed health care cost trend rate by one percentage point would have no significant effect on the post-retirement benefit obligation as of December 31, 2001.

NOTE 13 SEGMENT REPORTING

        Reportable segments are determined based on management's internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes UIC's retained risk nonstandard automobile and premium finance operations, the runoff of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment contains other runoff operations of the Company, including worker's compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared other income and other expenses. Shared other income comprised approximately 35%, 35% and 36% of total other income in fiscal 2001, 2000 and 1999, respectively, and shared other expenses comprised approximately 2%, 2% and 8% of total other expenses in fiscal 2001, 2000 and 1999, respectively. These shared amounts were allocated on a basis proportionate with each reportable segment's total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following tables:

	For the year ended December 31, 2001
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$10,089	$16,984	$689	$8,435	$75	$36,272
Property and casualty premiums earned	7,004	—	7,379	—	50	14,433
All other income	3,233	106	310	1,797	1,157	6,603

Total revenues	20,326	17,090	8,378	10,232	1,282	57,308

Expenses:
Losses and loss adjustment expenses	2,928	385	3,039	—	1,388	7,740
Special items	(156)	—	—	—	—	(156)
All other expenses	15,206	15,787	4,542	9,124	669	45,328

Total expenses	17,978	16,172	7,581	9,124	2,057	52,912

Income (loss) from operations before (provision) benefit for income taxes	2,348	918	797	1,108	(775)	4,396
(Provision) benefit for income taxes	(16)	(6)	(5)	(8)	5	(30)

Net income (loss)	$2,332	$912	$792	$1,100	$(770)	$4,366

	As of December 31, 2001
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Total assets	$53,429	$44,925	$22,021	$26,894	$3,369	$150,638

Liabilities:
Losses and loss adjustment expenses	$38,448	$1,472	$3,686	$—	$23,269	$66,875
Unearned premiums	12,714	23,840	6,090	—	20	42,664
All other liabilities	7,638	6,422	3,148	3,845	482	21,535

Total liabilities	$58,800	$31,734	$12,924	$3,845	$23,771	$131,074

	For the year ended December 31, 2000
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$11,194	$14,791	$654	$9,249	$2	$35,890
Property and casualty premiums earned	21,934	45	3,040	—	118	25,137
All other income	5,128	52	175	2,094	1,646	9,095

Total revenues	38,256	14,888	3,869	11,343	1,766	70,122

Expenses:
Losses and loss adjustment expenses	21,183	402	1,567	—	1,293	24,445
Special items	8,138	—	—	—	—	8,138
All other expenses	24,180	14,628	2,549	9,575	1,968	52,900

Total expenses	53,501	15,030	4,116	9,575	3,261	85,483

(Loss) income from operations before provision for income taxes	(15,245)	(142)	(247)	1,768	(1,495)	(15,361)
Provision for income taxes	—	—	—	—	—	—

Net (loss) income	$(15,245)	$(142)	$(247)	$1,768	$(1,495)	$(15,361)

	As of December 31, 2000
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Total assets	$93,108	$36,236	$9,418	$27,607	$4,297	$170,666

Liabilities:
Losses and loss adjustment expenses	$55,572	$1,061	$4,074	$—	$25,126	$85,833
Unearned premiums	16,522	22,741	6,483	—	307	46,053
All other liabilities	13,141	5,114	1,329	3,897	607	24,088

Total liabilities	$85,235	$28,916	$11,886	$3,897	$26,040	$155,974

	For the year ended December 31, 1999
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$25,303	$15,031	$1,079	$4,239	$—	$45,652
Property and casualty premiums earned	49,984	27	3,172	—	161	53,344
All other income	6,106	38	290	875	2,028	9,337

Total revenues	81,393	15,096	4,541	5,114	2,189	108,333

Expenses:
Losses and loss adjustment expenses	47,961	176	1,504	—	(3,631)	46,010
All other expenses	46,173	13,853	2,427	3,801	3,568	69,822

Total expenses	94,134	14,029	3,931	3,801	(63)	115,832

(Loss) income from operations before provision for income taxes	(12,741)	1,067	610	1,313	2,252	(7,499)
Provision for income taxes	(20)	(1)	(2)	(1)	(13)	(37)

Net (loss) income	$(12,761)	$1,066	$608	$1,312	$2,239	$(7,536)

	As of December 31, 1999
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Total assets	$191,441	$35,506	$10,679	$12,029	$5,148	$254,803
Liabilities:
Losses and loss adjustment expenses	$68,068	$12,392	$2,419	$—	$30,971	$113,850
Unearned premiums	33,436	23,121	5,954	—	9	62,520
All other liabilities	36,948	6,853	2,061	2,321	993	49,176

Total liabilities	$138,452	$42,366	$10,434	$2,321	$31,973	$225,546

NOTE 14 REINSURANCE

        The Company's property and casualty insurance operations include a retained risk component and a servicing carrier component. A significant percentage of the risk business is ceded through several reinsurance programs including quota share, excess of loss and catastrophe coverages. In its servicing carrier operations, premiums are ceded entirely to the applicable state's reinsurance facility or to the NFIP. A reconciliation of direct to net premiums, on both a written and an earned basis is as follows:

	2001		2000		1999
	Written	Earned	Written	Earned	Written	Earned
Direct	$112,282	$115,387	$125,018	$141,243	$168,606	$177,749
Assumed	(454)	(169)	1,185	1,426	4,863	5,233
Ceded	(96,335)	(100,785)	(101,806)	(117,532)	(127,248)	(129,638)

Net	$15,493	$14,433	$24,397	$25,137	$46,221	$53,344

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

	2001	2000
Unearned premiums	$36,548	$40,997
Unpaid losses and LAE	40,832	50,012
Paid losses and LAE	10,246	14,031

        A summary of the Company's reinsurance recoverable on paid and unpaid losses and LAE, as well as its prepaid reinsurance premiums at December 31, 2001 is as follows:

	Reinsurance Recoverable	Prepaid Reinsurance
NC Facility	$28,145	$5,541
SC Facility	9,766	4,354
Swiss Reinsurance Corporation	6,078	—
Scandinavian Reinsurance	1,615	2,719
Erie Insurance Exchange	1,590	5
NFIP	1,472	23,840
American Reinsurance Company	601	89
Dorinco Reinsurance Company	340	—
GE Reinsurance Company	328	—
Insurance Corporation of Hannover	317	—
All others	826	—

Totals	$51,078	$36,548

        The Company believes that the balances due from the NC Facility, the SC Facility and the NFIP are fully collectable due to the governmental agency's ability to assess policyholders and member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies are also considered fully collectable by the Company.

        With respect to credit concentrations, most of the Company's business activity is with agents and policyholders located within the southeastern United States. There are no other material credit concentrations related to premiums receivable, agents' balances receivable, and premium notes receivable.

NOTE 15 COMMITMENTS AND CONTINGENCIES

        (a) In December 2000, the Company sold its corporate headquarters with a net book value of $2,589 to its majority shareholder and Chairman of the Board of Directors for $4,500, resulting in a gain of $1,892. Expenses incurred in connection with the sale were $19. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the leaseback. Lease expense incurred under this related party lease amounted to $458 and $13 in 2001 and 2000, respectively. Approximate minimum future lease payments are $293 in 2002 and $285 in 2003.

        The Company and its subsidiaries lease various other office space, computer equipment and automobiles under several operating leases that expire at various times. Lease expense amounted to $1,027, $1,320, and $1,451 in 2001, 2000, and 1999 respectively. Approximate minimum future lease payments under these operating leases at December 31, 2001 are as follows:

2002	$676
2003	603
2004	514
2005	354
2006	61

Total	$2,208

        (b) A contingent liability exists with respect to reinsurance placed with other companies (See Note 14).

        (c) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure Holding, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company's wholly-owned subsidiaries—SCIC, Catawba, and CAIC, who are the three defendants to the litigation and who collectively own 30.625% of the stock of QualSure Holding. There are five plaintiffs—QualSure Holding; QualSure and QualSure Underwriting Agencies, Inc., which are subsidiaries of QualSure Holding; and Fenelon Ventures II LLC and N.E.M. (West Indies) Insurance Ltd., two stockholders of QualSure Holding. The eight entities involved in the litigation are all parties to a January 20, 2000 Securities Purchase Agreement concerning the purchase of QualSure

Holding stock, a January 21, 2000 Stockholders Agreement that governs the rights of the stockholders in, among other things, disposing of their stock in QualSure Holding, and numerous other documents that provide for the management and control of QualSure Holding.

        In or about June 2001, SCIC, Catawba, and CAIC entered into negotiations to sell their investments in QualSure Holding to an unrelated third party. On November 2, 2001, the plaintiffs initiated the litigation against SCIC, Catawba, and CAIC by filing a Complaint, a motion for a preliminary injunction, and a motion for expedited discovery. Plaintiffs filed their First Amended Complaint on December 13, 2001; the allegations in the First Amended Complaint are substantially similar to the allegations in the original Complaint. The First Amended Complaint alleges that SCIC, Catawba and CAIC improperly divulged confidential information belonging to QualSure Holding in their negotiations with the third party. Plaintiffs generally allege that defendants' dissemination of certain information regarding QualSure Holding's policyholders and QualSure Holding's calculations of "Probable Maximum Loss" injured QualSure Holding in its efforts to obtain reinsurance for 2002. The First Amended Complaint alleges claims for breach of contract (based on a confidentiality provision in the Stockholders' Agreement), breach of fiduciary duties (for defendants' alleged dissemination of the confidential information), and misappropriation of confidential and proprietary information and trade secrets (under Florida's Uniform Trade Secrets Act). Plaintiffs seek compensatory damages in excess of $75, punitive damages, and preliminary and permanent injunctive relief.

        Defendants filed a motion to disqualify plaintiffs' lead law firm, which was representing the Company in certain matters at the time the plaintiffs initiated the litigation. The Court granted the motion on December 13, 2001. In addition, defendants filed a motion to dismiss the First Amended Complaint on December 14, 2001, on the ground that the First Amended Complaint fails to state claims against SCIC, Catawba, and CAIC upon which relief may be granted. That motion is now fully briefed and is pending a decision. Meanwhile, each side has propounded and responded to written discovery requests. SCIC, Catawba and CAIC have not as yet filed their answers to the First Amended Complaint, nor have they filed their response to plaintiffs' motion for a preliminary injunction.

        Management believes SCIC, Catawba and CAIC have meritorious defenses to the foregoing action and it will be vigorously contested.

        (d) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America's Flood Service, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS, and is in its very earliest stages, with appearances and responsive pleadings due by early April. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act ("TCPA"). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA.

        (e) The Company was served with a complaint dated November 19, 1997 by Norwest Financial Resources, Inc. ("Norwest") that claimed indemnification from Premium Service Corporation of Columbia ("Premium") and Seibels, Bruce & Company ("SBC") pursuant to the Asset Purchase Agreement dated as of July 2, 1993 by and among Premium, SBC and Norwest. The indemnification claim relates to certain loans of Premium which later were discovered to be incorrectly recorded as realizable assets. Effective July 31, 2001, the Company reached a settlement with Wells Fargo Financial Resources, Inc. ("Wells Fargo") (formerly known as Norwest Financial Resources, Inc.) in which Wells Fargo agreed to dismiss the pending lawsuit. The Company in turn agreed to pay Wells Fargo $100.

        (f) On May 1, 1998, the Company completed its acquisition of Graward. In completing the Final Balance Sheet in accordance with the related purchase agreement, the Company identified purchase price adjustments totaling approximately $6,000 that it believes were known to certain of the sellers, but were not disclosed to the Company during its due diligence process. On November 29, 2000, the Company reached a settlement with the sellers of Graward related to certain of these adjustments. In the settlement, the sellers of Graward agreed to cancel four Subordinated Purchase Notes dated May 1, 1998 in the aggregate face amount of $2,700. The Company in turn agreed to dismiss a pending motion and an arbitration demand. Additionally, the Company agreed to issue to the sellers of Graward warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The settlement of these purchase price disputes resulted in a special items gain of $2,700 recorded in the fourth quarter of 2000.

        (g) On March 1, 2000, the Company received a demand from Generali-U.S. Branch ("Generali") for arbitration of claims arising under the April 1995 Agency Agreement between Generali and Graward. Effective February 19, 2001, the Company resolved these arbitration claims. As a result of the settlement, the remaining liabilities assumed upon the acquisition of Graward recorded in the amount of $6,527 were discharged in exchange for $1,000 in cash and the issuance of warrants to purchase 75,000 shares of the Company's common stock at $1.00 per share and an additional 75,000 shares of the Company's common stock at $2.00 per share. The resolution and ultimate quantification of these preacquisition liabilities resulted in a special items gain of $5,527 recorded in the fourth quarter of 2000.

        (h) Catawba was served with a complaint dated November 7, 1997 by the Municipal Association of South Carolina, which claimed it had a potential deficiency of certain South Carolina municipality taxes. Effective April 10, 2000, the Company settled this complaint for $1,525. After reviewing the related reserves established for this potential deficiency, the Company recorded a gain of $902 recorded in the first quarter of 2000.

        (i) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

NOTE 16 RELATED PARTY TRANSACTIONS

        During the fiscal years ended December 31, 2001 and 2000, INS recorded commission and service income of $3,915 and $3,458, respectively, in connection with its Claims Administration Services Agreement with QualSure. Three of the Company's insurance subsidiaries hold a combined ownership interest of 30.625% in QualSure's parent.

        During the fiscal years ended December 31, 2001, 2000 and 1999, the Company paid a total of $242, $225 and $350, respectively, to SADISCO Corporation ("SADISCO") for salvage and disposal services. The Company's majority shareholder and Chairman of the Board of Directors is an owner and operator of SADISCO.

        On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Lease expense incurred under this related party lease amounted to $458 and $13 in 2001 and 2000, respectively.

        During the years ended December 31, 2001, 2000 and 1999, the Company paid a total of $61, $110 and $2 to FHI, Inc. ("FHI"), respectively, for services related to the settlement of certain outstanding litigation. A member of the Company's Board of Directors is the owner of FHI. For this Director's personal services related to the settlement of certain outstanding litigation, the Company paid FHI an additional $373 in 2001.

NOTE 17 SUBSEQUENT EVENTS

        On March 28, 2002, the Company issued 800,000 shares of $10 par value Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock will pay quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR (see Note 5).

        In February 2002, the Company sold previously nonmarketable equity securities back to the issuer of the securities for a gain of $2,117.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

(dollars in thousands except per share amounts)

        The following is a summary of unaudited quarterly information for the years ended December 31, 2001 and 2000:

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Commission and service income	$9,152	$9,457	$9,461	$8,202
Premiums earned	3,873	3,855	3,288	3,417
Net investment income	651	647	600	602
Other interest income	569	41	309	482
Net realized (loss) gain	(218)	—	51	(44)
Policy fees and other income	720	1,009	579	605
Special items	—	—	(156)	—
Net income	1,019	1,050	1,186	1,111

Basic income per share	$0.12	$0.13	$0.15	$0.14
Diluted income per share	0.12	0.13	0.14	0.14

        Commission and service income showed an overall modest increase over 2000. While the Company endured continuing decreases in its commission and service income related to the SC Facility, it also experienced significant premium growth in its NFIP operations. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Commission and service income attributable to the Company's NFIP operations increased 14.8% for the year ended December 31, 2001 as compared to the same period of 2000. The increase is primarily due to obtaining several large books of flood business from independent insurance agents across the United States that was facilitated by the introduction of new technology. During the second and third quarters of 2001, overall commission and service income exhibited modest increases primarily due to normal cyclical fluctuations of the Company's underwriting operations for the NFIP. However, as there was very little hurricane-related claims activity for the 2001 season, commission and service income related to the NFIP decreased sharply in the fourth quarter of 2001.

        Premiums earned continued to show substantial overall quarterly reductions when compared to the quarterly results of 2000. This is primarily attributable to the discontinuation of the Company's Nashville and South Carolina automobile operations at the beginning of the third quarter of 2000. Marginally offsetting the significant decrease in premiums earned through the Company's Nashville and South Carolina automobile operations was an increase in premiums earned through its Commercial operations. From April 1, 2000 through March 31, 2001, the Company ceded 70% of its written and earned premium to a reinsurer under a quota share reinsurance agreement. Effective April 1, 2001 this agreement was canceled and replaced with excess of loss and catastrophe reinsurance coverages.

        Net investment income exhibited gradual decreases throughout 2001 resulting primarily from steady decreases in the general level of market interest rates and fluctuations in the Company's investment portfolio.

        Other interest income experienced widely fluctuating results throughout 2001 as a result of the Company's mandatory participation in the numerous residual market pools and associations of the 46 states in which the Company's insurance subsidiaries are licensed. The Company's participation in each of these pools and associations is calculated by and communicated to the Company on a quarterly basis by a centralized statistical processing agency. Similar to the unusual fourth quarter fluctuation of other interest income in 2000, the second and third quarter fluctuations in 2001 are directly related to the time value of money consideration on recoupment premiums the Company writes for the SC Facility. The tendency for large fluctuations in this activity is heightened as the SC Facility is nearing the end stages of runoff. Excluding the effects of the mandatory residual market pools and associations, other interest income is substantially comprised of interest income on premium notes receivable earned by the Company's premium finance subsidiary, PBP. For a variety of reasons, including PBP's continuing operating losses and reassessments of the Company's strategic direction, PBP was placed into runoff in mid December 2001. Other interest income earned by PBP for the first through fourth quarters of 2001 was $266, $251, $348 and $266, respectively.

        Net realized losses of $211 for the year ended December 31, 2001 resulted from the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software partially offset by gains realized on the liquidation of a portion of the Company's bond portfolio to fund its operations.

        A substantial source of policy fees and other income for the Company has historically been its Nashville and PBP operations. Policy fees and other income showed substantial overall quarterly reductions in 2001 as compared to the quarterly results of 2000. This is largely attributable to the net effect of several factors. First, at the beginning of the third quarter of 2000, the Nashville operations were discontinued. During 2001, premium activity related to the Nashville operations, upon which its policy fees are based, was insignificant. Second, as a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. As such, policy setup and the related fee income previously retained by PBP became the responsibility of the vendor. Third, the Company holds equity investments in two unconsolidated affiliates. As each of the investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the affiliates, using a computed equity method, are recorded as other income. Other income recorded by the Company in 2001 was a loss of $486 as compared to income in 2000 of $129. Finally, partially offsetting these decreases in policy fees and other income was the amortization of the deferred gain on sale of the Company's corporate headquarters. In December 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors, resulting in a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The entire gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the leaseback.

        In June 2000, the Company's Board of Directors approved and the Company announced the Restructuring Plan centering on the discontinuation of its Nashville operations. The Restructuring Plan was completed by September 30, 2001, and included a final downward adjustment to the original estimated cost of $156.

2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Commission and service income	$11,353	$7,914	$8,818	$7,805
Premiums earned	4,464	4,299	9,956	6,418
Net investment income	753	604	611	692
Other interest income	279	281	315	1,092
Net realized (loss) gain	(103)	(123)	—	1
Policy fees and other income	1,444	1,168	1,251	830
Special items	—	16,421	—	(8,283)
Net (loss) income	(2,913)	(21,585)	228	8,909

Basic (loss) income per share	$(0.37)	$(2.76)	$0.02	$1.13
Diluted (loss) income per share	(0.37)	(2.76)	0.02	1.13

        During the first and second quarters of 2000, commission and service income continued a decline that began in the fourth quarter of 1998 and continued throughout 1999 due to decreases in written premium for the SC Facility resulting from its planned runoff which began March 1, 1999. Commission and service income showed a sizable increase during the third quarter of 2000 primarily due to normal cyclical fluctuations of the Company's underwriting operations for the NFIP. However, as there was very little hurricane-related claims activity for the 2000 season, commission and service income decreased during the fourth quarter of 2000.

        Premiums earned showed marked overall quarterly reductions when compared to the quarterly results of 1999. This is attributable to the 75% quota share reinsurance agreement the Company placed on its retained risk automobile operations in December 1999. Through June 30, 2000, the Company ceded 75% of its written and earned premium to reinsurers under the agreement. Effective July 1, 2000, and coinciding with the discontinuation of the Company's Nashville and South Carolina automobile operations, this agreement was cancelled for all retained risk automobile operations except those of UIC, who continued operations under the agreement. This accounts for the increase in earned premiums between the second and third quarters of 2000. The decrease in earned premiums for the fourth quarter of 2000 is directly attributable to the runoff of the Company's Nashville and South Carolina automobile operations.

        The net investment income fluctuations experienced during 2000 are reflective of fluctuations in the general level of market interest rates and the balance of the Company's investment portfolio.

        Other interest income increased in the fourth quarter of 2000 as a result of the Company's mandatory participation in the numerous residual market pools and associations of the 46 states in which the Company's insurance subsidiaries are licensed. The Company's participation in each of these pools and associations is calculated by and communicated to the Company on a quarterly basis by a centralized statistical processing agency. During the fourth quarter of 2000, the Company recorded approximately $800 from the SC Facility related to the time value of money consideration on recoupment premiums the Company writes for the SC Facility.

        Realized losses for the year ended December 31, 2000 resulted from the liquidation of a portion of the Company's bond portfolio. Partially offsetting these losses were gains associated with the disposition of certain property and equipment.

        The Company's primary source of policy fees has been its Nashville operations. Towards the end of 1999, the Company undertook several initiatives to improve that operation's unfavorable loss and operating expense ratios. These initiatives included an agent profitability review, more stringent underwriting guidelines and implementation of underwriting expense cost control measures. The initiatives had the effect of reducing the operation's premium volume and, as a result, policy fees began to decline. The Nashville operations were discontinued at the end of the second quarter of 2000. Therefore, by the end of the fourth quarter of 2000 policy fees showed a significant decrease over the prior year.

        In June 2000, the Company's Board of Directors approved and the Company announced the Restructuring Plan centering on the discontinuation of its Nashville operations. The Restructuring Plan, which was completed by September 30, 2001, included approximately $16,421 in special charges related primarily to the impairment of long-lived assets associated with the operation, employee severance, and the cancellation of contractual commitments. The cash requirements of the Restructuring Plan were estimated to be approximately $743. In December 2000, the estimated cost of the restructuring plan was adjusted downward by $56.

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

Item 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

        Inapplicable.

Part III

Item 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant

Name	Age	Position
Lynn S. Abrams	50	President of Insurance Network Service, Inc. since September 2001. Previously served as Vice President of claims for Mack & Parker from September 1999 until September 2001. Previously served as Vice President of Business Development for RSKCO from March 1999 until September 1999. Prior to that he served as National Account Officer for Kemper Insurance since 1990.
Steven M. Armato	50	Vice President of Human Resources of certain subsidiaries since 1993. Employed by the Company since April 1981.
John F. Gibson	51	Director, President and Chief Operating Officer for certain subsidiaries since 1994.
Stephen T. Harding	40
		Vice President for certain subsidiaries since April 1998 after joining the Company in 1996 as South Carolina Reinsurance Facility Underwriting and Customer Service Manager. Mr. Harding was previously employed by GEICO from 1988 to 1996.
S. Melinda Hydrick	43	Vice President of certain subsidiaries since March 1999. Employed by the Company since November 1988.
Susan M. Kenney	31
		Vice President of certain subsidiaries since May 2001. Previously held position of Assistant Vice President of certain subsidiaries from February 2001 until May 2001. Employed by the Company in various marketing capacities since 1996.
Kenneth W. Marter	40
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
Matthew P. McClure	32
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

John E. Natili	55
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
Bryan D. Rivers	33
		Controller of the Company and certain subsidiaries since June 1999. Prior to joining the Company, Mr. Rivers was employed for eight years by Arthur Andersen LLP in Columbia, South Carolina. While with Arthur Andersen LLP, Mr. Rivers served on the Company's audit for four years as Audit Senior and then Audit Manager. Mr. Rivers is a Certified Public Accountant.
Gregory L. Spray	54
		Vice President and General Manager of certain subsidiaries since January 2001. Previously served as Vice President and Senior Consultant with Lee Hecht Harrison from October 1999 until February 2001. Prior to that he served in various executive-level positions for Integon Insurance Corporation since May 1992.

        Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Company required by Item 10 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001.

        Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 11. Executive Compensation

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports On Form 8-K

(a)(1) and (2) List of Financial Statements and Financial Statements Schedules

        The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

        Report of Independent Public Accountants—Arthur Andersen LLP

        Consolidated Balance Sheets—As of December 31, 2001 and 2000

        Consolidated Statements of Operations—For the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Changes in Shareholders' Equity—For the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows—For the years ended December 31, 2001, 2000 and 1999

        The Notes to Consolidated Financial Statements included in Item 8 pertain both to the consolidated financial statements listed above and the condensed financial information of the Registrant included in Schedule II under Item 14(d).

        The following financial statement schedules are included in item 14(d):

        Schedule I—Summary of Investments Other than Investments in Related Parties

        Schedule II—Condensed Financial Information of Registrant

        Schedule III—Supplementary Insurance Information

        Schedule IV—Reinsurance

        Schedule V—Valuation and Qualifying Accounts

        Schedule VI—Supplemental Information Concerning Property/Casualty Insurance Operations

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) List of Exhibits

3.1	Restated Articles of Incorporation of the Registrant, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998. Articles of Amendment to the Restated Articles of Incorporation, dated March 28, 2002.
3.2	By-laws of the Registrant, as amended and restated, dated February 4, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.2, for the year ended December 31, 1998.
4.1
The rights of the Company's equity security holders are defined in the Company's Restated Articles of Incorporation, as amended, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998 and the Company's Articles of Amendment to the Restated Articles of Incorporation, dated March 28, 2002, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 2001. See Exhibit 3.1.

4.2	Form of the certificate of the Company's Common Stock, par value $1.00 per share, incorporated herein by reference to the Registrant's Registration Statement on Form S-2 (File No. 333-24081).
10.1
South Carolina Insurance Company Employee's Profit Sharing and Savings Plan, dated June 30, 1992, as amended January 4, 1993, incorporated herein by reference to the Annual Report on Form 10-K(10)(9)-9, for the year ended December 31, 1992. Amendments dated June 2, 1993, April 21, 1994, July 1, 1994, July 1, 1995, July 1, 1996 and September 26, 1997, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.1, for the year ended December 31, 1997. Amendment dated March 16, 1998, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.1, for the year ended December 31, 1998. Amendments dated April 16, 1999 and September 1, 2000, incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.1, for the year ended December 31, 2000.
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
10.12
Managing General Agent Agreement, dated January 1, 1996, by and between Seibels, Bruce & Company and Agency Specialty of Kentucky, Inc. and Generali—US Branch, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 1996. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.13
Termination Agreement, dated August 27, 1997, by and between Seibels Bruce & Company and Agency Specialty of Kentucky, Inc. and Generali — US Branch, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.13, for the year ended December 31, 1997.
10.14
Arrangement, dated October 1, 1996, by and between Catawba Insurance Company, Kentucky Insurance Company and South Carolina Insurance Company and The United States of America Federal Emergency Management Agency, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.14, for the year ended December 31, 1996.
10.15
Joint Underwriting Association contract, dated October 13, 1998, by and between South Carolina Insurance Company and the South Carolina Associated Auto Insurers Plan, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998.
10.16	Stock Purchase Agreement, dated March 28, 2002, by and between The Seibels Bruce Group, Inc. and Charles H. Powers.
10.17	Registration Rights Agreement, dated March 28, 2002, by and between The Seibels Bruce Group, Inc. and Charles H. Powers.
10.18	Commercial Lease, dated December 21, 2000, by and between The Seibels Bruce Group, Inc. and Charles H. Powers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP.
28.1	Schedule P of Annual Report on Form 10-K for the fiscal year ended December 31, 2001, incorporated herein by reference to Form SE, dated March 28, 2002.
99.1
Registrant's letter to the Securities and Exchange Commission, dated March 28, 2002, regarding representations of Arthur Andersen LLP for the audit of the Registrant's consolidated financial statements.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2001.

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

Date: March 28, 2002	By /s/ CHARLES H. POWERS Charles H. Powers Chairman of the Board and Director
Date: March 28, 2002	By /s/ JOHN E. NATILI John E. Natili President and CEO
Date: March 28, 2002	By /s/ KENNETH W. MARTER Kenneth W. Marter Chief Financial Officer and Treasurer
Date: March 28, 2002	By /s/ FRANK H. AVENT Frank H. Avent Director
Date: March 28, 2002	By /s/ A. CRAWFORD CLARKSON, JR. A. Crawford Clarkson, Jr. Director
Date: March 28, 2002	By /s/ CLAUDE E. MCCAIN Claude E. McCain Director
Date: March 28, 2002	By /s/ KENNETH W. PAVIA Kenneth W. Pavia Director
Date: March 28, 2002	By /s/ JOHN P. SEIBELS John P. Seibels Director
Date: March 28, 2002	By /s/ GEORGE R.P. WALKER, JR. George R.P. Walker, Jr. Director
Date: March 28, 2002	By /s/ BRYAN D. RIVERS Bryan D. Rivers Controller (Principal Accounting Officer)

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE I—SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS
IN RELATED PARTIES
As of December 31, 2001
(Dollars shown in thousands)

	Amortized Cost	Market Value	Balance Sheet Value
Debt securities*
Bonds:
U.S. Government and government agencies and authorities	$14,202	$14,605	$14,605
State, municipalities and political subdivisions	375	388	388
Corporate bonds	17,930	18,545	18,545

	32,507	33,538	33,538
Cash and short-term investments	6,375	6,375	6,375

	$38,882	$39,913	$39,913

        * Debt securities are classified as debt securities available for sale and are valued at market.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
BALANCE SHEETS
As of December 31,
(Dollars shown in thousands)

	2001	2000
ASSETS
Cash and short-term investments	$—	$—
Investment in subsidiary companies*	24,396	22,912
Other investments	1,489	1,317
Property and equipment, net	228	285
Intercompany receivables*	1,475	1,110
Other assets	692	333

Total assets	$28,280	$25,957

LIABILITIES
Book overdraft	$448	$11
Payable to Generali—U.S. Branch	—	1,000
Notes payable	7,721	10,159
Other liabilities	547	95

Total liabilities	8,716	11,265

COMMITMENTS AND CONTINGENCIES
SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 209,000 and 220,000 shares in 2001 and 2000, respectively of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock, redemption value $2,090 and $2,200 in 2001 and 2000, respectively	2,090	2,200
Issued and outstanding 50,000 shares of cumulative $0.625, convertible, redeemable, nonvoting, special preferred stock, redemption value $500	500	500

Total special stock	2,590	2,700

SHAREHOLDERS' EQUITY
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares	7,832	7,832
Additional paid-in-capital	61,989	61,989
Accumulated other comprehensive income	1,134	357
Accumulated deficit	(53,981)	(58,186)

Total shareholders' equity	16,974	11,992

Total liabilities and shareholders' equity	$28,280	$25,957

*
Eliminated in consolidation.

The accompanying notes are an integral part of these financial statements.

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
STATEMENTS OF OPERATIONS
For the year ended December 31,
(Dollars and weighted average shares outstanding shown in thousands, except per share amounts)

	2001	2000	1999
Revenues:
Management fees*	$2,895	$3,261	$2,268
Other	26	16	44

Total revenues	2,921	3,277	2,312

Expenses:
Interest	672	1,191	1,100
Other	1,807	2,041	1,124

Total expenses	2,479	3,232	2,224

Income (loss) before tax benefit and equity in undistributed income (loss) of subsidiaries	442	45	88
Tax benefit	1,195	105	587

Income before equity in undistributed income (loss) of subsidiaries	1,637	150	675
Equity in undistributed income (loss) of subsidiaries*	2,729	(15,511)	(8,211)

Net income (loss)	$4,366	$(15,361)	$(7,536)

Basic income (loss) per share:
Net income (loss)	$0.54	$(1.98)	$(0.99)
Weighted average shares outstanding	7,832	7,832	7,774

Diluted income (loss) per share:
Net income (loss)	$0.53	$(1.98)	$(0.99)
Weighted average shares outstanding	8,206	7,832	7,774

*
Eliminated in consolidation.

The accompanying notes are an integral part of these financial statements.

SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31,
(Dollars shown in thousands)

	2001	2000	1999
Common stock:
Beginning of year	$7,832	$7,831	$7,773
Stock issued under stock option plans	—	1	58

End of year	$7,832	$7,832	$7,831

Additional paid-in-capital:
Beginning of year	$61,989	$61,988	$61,861
Stock issued under stock option plans	—	1	127

End of year	$61,989	$61,989	$61,988

Accumulated other comprehensive income:
Beginning of year	$357	$(605)	$907
Change during the year	777	962	(1,512)

End of year	$1,134	$357	$(605)

Accumulated deficit:
Beginning of year	$(58,186)	$(42,657)	$(34,953)
Net income (loss)	4,366	(15,361)	(7,536)
Dividends on special stock	(161)	(168)	(168)

End of year	$(53,981)	$(58,186)	$(42,657)

Total shareholders' equity	$16,974	$11,992	$26,557

The accompanying notes are an integral part of these financial statements.

SCHEDULE II (CONTINUED)—
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
For the year ended December 31,
(Dollars shown in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$4,366	$(15,361)	$(7,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries, net	(2,729)	15,511	8,211
Depreciation and amortization	124	335	245
Net realized loss (gain) on sale of property and equipment	187	1	(11)
Changes in assets and liabilities	(981)	100	5,522

Net cash provided by operating activities	967	586	6,431

Cash flows from investing activities:
Proceeds from property and equipment sold	—	—	12
Purchases of property and equipment	(218)	—	(420)
Dividends received from subsidiaries	1,850	1,580	—
Cost of/additional investment in subsidiaries	—	—	(5,044)

Net cash provided by (used in) investing activities	1,632	1,580	(5,452)

Cash flows from financing activities:
Issuance of capital stock	—	2	185
Net (repayment) proceeds from issuance of debt	(2,438)	(2,127)	(1,264)
Dividends paid	(161)	(168)	(168)

Net cash used in financing activities	(2,599)	(2,293)	(1,247)

Net decrease in cash and short-term investments	—	(127)	(268)
Cash and short-term-investments, beginning of year	—	127	395
Cash and short-term-investments, end of year	$—	$—	$127

Supplemental cash flow information:
Interest paid	$728	$1,077	$1,076
Income taxes paid	30	—	—

Non-cash investing, financing and other activities:
Elimination of special stock or debt in connection with the settlement of purchase price adjustments	$110	$(2,700)	$—
Settlement of obligations in connection with the resolution of preacquisition liabilities	—	(5,527)	—

The accompanying notes are an integral part of these financial statements.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(Dollars shown in thousands)

	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims, Losses and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment and All Other Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs and Expenses(1)	Premiums Written
Year ended December 31, 2001:
Automobile	$100	$38,448	$12,714	$7,004	$3,233	$2,928	$11,339	$3,494	$4,991
Flood	—	1,472	23,840	—	106	385	9,228	6,336	—
Commercial	1,100	3,686	6,090	7,379	310	3,039	2,595	1,892	10,454
Adjusting services	—	—	—	—	1,797	—	—	9,055	—
Other	—	23,269	20	50	1,157	1,388	—	661	48

Total	$1,200	$66,875	$42,664	$14,433	$6,603	$7,740	$23,162	$21,438	$15,493

Year ended December 31, 2000:
Automobile	$110	$55,572	$16,522	$21,934	$5,128	$21,183	$14,580	$8,767	$20,195
Flood	—	1,061	22,741	45	52	402	7,657	6,964	7
Commercial	290	4,074	6,483	3,040	175	1,567	2,766	(233)	4,071
Adjusting services	—	—	—	—	2,094	—	—	9,699	—
Other	—	25,126	307	118	1,646	1,293	—	1,264	124

Total	$400	$85,833	$46,053	$25,137	$9,095	$24,445	$25,003	$26,461	$24,397

Year ended December 31, 1999:
Automobile	$808	$68,068	$33,436	$49,984	$6,106	$47,961	$23,986	$23,621	$47,700
Flood	20	12,392	23,121	27	38	176	6,871	7,381	49
Commercial	545	2,419	5,954	3,172	290	1,504	2,864	(694)	(1,530)
Adjusting services	—	—	—	—	875	—	—	3,967	—
Other	—	30,971	9	161	2,028	(3,631)	—	610	2

Total	$1,373	$113,850	$62,520	$53,344	$9,337	$46,010	$33,721	$34,885	$46,221

(1)
Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied.

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV—REINSURANCE
(Dollars shown in thousands)

	Gross Amount*	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net Amount
Year ended December 31, 2001:
Credit life insurance in force	$—	$—	$—	$—	0.0%

Premiums earned:
Property/casualty insurance	$115,387	$(100,785)	$(169)	$14,433	(1.2)%
Credit life insurance	—	—	—	—	—
Accident/health insurance	—	—	—	—	—

Total	$115,387	$(100,785)	$(169)	$14,433

Year ended December 31, 2000:
Credit life insurance in force	$—	$—	$—	$—	0.0%

Premiums earned:
Property/casualty insurance	$141,243	$(117,532)	$1,426	$25,137	5.7%
Credit life insurance	—	—	—	—	—
Accident/health insurance	—	—	—	—	—

Total	$141,243	$(117,532)	$1,426	$25,137

Year ended December 31, 1999:
Credit life insurance in force	$203	$—	$—	$203	0.0%

Premiums earned:
Property/casualty insurance	$177,749	$(129,638)	$5,233	$53,344	9.8%
Credit life insurance	—	—	—	—	—
Accident/health insurance	—	—	—	—	—

Total	$177,749	$(129,638)	$5,233	$53,344

        * Includes amount written as designated carrier for the NC Facility, SC Facility and NFIP.

THE SEIBELS BRUCE GROUP, INC.
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(Dollars shown in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2001
Allowance for uncollectable:
Premiums and agents' balances receivable	$4,780	$181	$(1,948)	$3,013
Premium notes receivable	400	1,770	(1,420)	750
Restructuring accrual	276	—	(276)	—

Year ended December 31, 2000
Allowance for uncollectable:
Premiums and agents' balances receivable	$4,247	$1,128	$(595)	$4,780
Premium notes receivable	393	7	—	400
Restructuring accrual	—	16,365	(16,089)	276

Year ended December 31, 1999
Allowance for uncollectable:
Premiums and agents' balances receivable	$2,694	$2,789	$(1,236)	$4,247
Premium notes receivable	241	152	—	393

THE SEIBELS BRUCE GROUP, INC.
SCHEDULE VI—SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
(Dollars shown in thousands)

							Claims and Claim Adjustments Expenses Incurred Related to:
		Reserves for Unpaid Claims and Claim Adjustments Expenses
	Deferred Policy Acquisition Costs		Discount Deducted in Column C*	Unearned Premiums	Earned Premiums	Net Investment and All Other Income	Current Year	Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustments Expenses	Premiums Written
Year Ended December 31, 2001	$1,200	$66,875	$—	$42,664	$14,433	$6,603	$7,717	$23	$23,162	$17,518	$15,493

Year Ended December 31, 2000	$400	$85,833	$—	$46,053	$25,137	$9,095	$22,090	$2,355	$25,003	$28,457	$24,397

Year Ended December 31, 1999	$1,373	$113,850	$—	$62,520	$53,344	$9,337	$47,250	$(1,240)	$33,721	$42,499	$46,221

*
The Company does not discount its loss and LAE reserves.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
ABBREVIATIONS
Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
OVERVIEW
RESULTS OF OPERATIONS Years Ended December 31, 2001 and 2000
Years Ended December 31, 2000 and 1999
LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
LIQUIDITY AND CAPITAL RESOURCES
TRANSACTIONS WITH RELATED PARTIES
UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
  Item 7a. Market Risk
  Item 8. Financial Statements and Supplementary data (continued on following page).
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the year ended December 31, (Dollars and weighted average shares outstanding shown in thousands, except per share amounts)
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the year ended December 31, (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the year ended December 31, (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands except per share amounts)
SUPPLEMENTARY DATA QUARTERLY FINANCIAL INFORMATION (Unaudited) (dollars in thousands except per share amounts)
  Item 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure
Part III
  Item 10. Directors, Executive Officers, Promoters, and Control Persons of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports On Form 8-K
SIGNATURES
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES SCHEDULE I—SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES As of December 31, 2001 (Dollars shown in thousands)
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY) BALANCE SHEETS As of December 31, (Dollars shown in thousands)
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY) STATEMENTS OF OPERATIONS For the year ended December 31, (Dollars and weighted average shares outstanding shown in thousands, except per share amounts)
SCHEDULE II (CONTINUED)—CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY) STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Year Ended December 31, (Dollars shown in thousands)
SCHEDULE II (CONTINUED)— CONDENSED FINANCIAL INFORMATION OF REGISTRANT THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY) STATEMENTS OF CASH FLOWS For the year ended December 31, (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES SCHEDULE IV—REINSURANCE (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS (Dollars shown in thousands)
THE SEIBELS BRUCE GROUP, INC. SCHEDULE VI—SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS (Dollars shown in thousands)