Form 10-Q
period 2002-03-31
SEIBELS BRUCE GROUP INC
filed 2002-05-10
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March  31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–8804

THE SEIBELS BRUCE GROUP, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0672136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 Lady Street (PO Box 1), Columbia, SC	29201(2)
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (803) 748–2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at May 10, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts shown in thousands, except share data)

		(Unaudited)
		March 31, 2002	December 31, 2001
	ASSETS
	Investments:
	Debt securities, available-for-sale, at market (cost of $36,809 in 2002 and $32,507 in 2001)	$37,394	$33,538
	Equity securities, at market (cost of $5,842 in 2002 and $5,858 in 2001)	5,897	5,961
	Cash and short-term investments	4,852	6,375
	Total cash and investments	48,143	45,874
	Accrued investment income	501	702
	Premiums and agents’ balances receivable, net of allowance for doubtful accounts of $3,135 in 2002 and $3,013 in 2001	3,769	2,604
	Premium notes receivable, net of allowance for doubtful accounts of $548 in 2002 and $750 in 2001	463	3,668
	Reinsurance recoverable on paid losses and loss adjustment expenses	11,203	10,246
	Reinsurance recoverable on unpaid losses and loss adjustment expenses	38,544	40,832
	Property and equipment, net	972	807
	Prepaid reinsurance premiums-ceded business	35,699	36,548
	Deferred policy acquisition costs	1,215	1,200
	Goodwill	4,513	4,513
	Other assets	3,190	3,644
	Total assets	$148,212	$150,638

	LIABILITIES
	Losses and loss adjustment expenses:
Reported and estimated losses and claims	– retained business	$20,504	$21,334
	– ceded business	37,002	38,785
Adjustment expenses	– retained business	4,537	4,709
	– ceded business	1,542	2,047
	Unearned premiums:
Property and casualty	– retained business	6,582	6,116
	– ceded business	35,699	36,548
	Balances due other insurance companies	4,654	3,372
	Debt	0	7,721
	Other liabilities and deferred items	8,158	10,442
	Total liabilities	118,678	131,074

	COMMITMENTS AND CONTINGENCIES

	SPECIAL STOCK, no par value, authorized 5,000,000 shares
	Issued and outstanding 209,000 shares of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock, redemption value $2,090	2,090	2,090
	Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable nonvoting, special preferred stock, redemption value $500	500	500
	Total special stock	2,590	2,590

	SHAREHOLDERS’ EQUITY
	Adjustable Rate Cumulative Nonvoting Preferred Special Stock, issued and outstanding 800,000 shares	8,000	0
	Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares	7,832	7,832
	Additional paid-in-capital	61,989	61,989
	Accumulated other comprehensive income	640	1,134
	Accumulated deficit	(51,517)	(53,981)
	Total shareholders’ equity	26,944	16,974
	Total liabilities and shareholders’ equity	$148,212	$150,638

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Amounts shown in thousands, except per share amounts)

(Unaudited)

	2002	2001
Commission and service income	$8,512	$9,152
Property and casualty premiums earned	3,457	3,873
Net investment income	539	651
Other interest income, net	34	569
Net realized gain (loss)	2,136	(218)
Policy fees and other income	546	720
Total revenue	15,224	14,747
Expenses:
Losses and loss adjustment expenses	1,976	2,719
Policy acquisition costs	5,687	5,639
Interest expense	155	230
Other operating costs and expenses	4,902	5,140
Total expenses	12,720	13,728
Income from operations, before provision for income taxes	2,504	1,019
Provision for income taxes	0	0
Net income	2,504	1,019

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $19 and $0 for gains included in net income for the three months ended March 31, 2002 and 2001, respectively	(494)	555
Comprehensive net income	$2,010	$1,574

Basic earnings per share:
Net income	$0.31	$0.12
Weighted average shares outstanding	7,832	7,832

Diluted earnings per share:
Net income	$0.30	$0.12
Weighted average shares outstanding	8,217	8,160

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Amounts shown in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$2,504	$1,019
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of unconsolidated subsidiaries	17	397
Recovery of losses on premium notes and premiums and agents’ balances receivable, net	(80)	(455)
Amortization of deferred policy acquisition costs	5,687	5,639
Depreciation and amortization	178	174
Realized gain on sale of previously nonmarketable equity security	(2,117)	0
Realized gain on sale of investments, net	(19)	0
Realized loss on sale of property and equipment, net	0	218
Change in assets and liabilities:
Accrued investment income	201	266
Premiums and agents’ balances receivable, net	(1,287)	719
Premium notes receivable, net	3,407	(841)
Reinsurance recoverable on losses and loss adjustment expenses	1,331	4,212
Prepaid reinsurance premiums-ceded business	849	693
Deferred policy acquisition costs	(5,702)	(5,639)
Unpaid losses and loss adjustment expenses	(3,290)	(4,977)
Unearned premiums	(383)	(1,889)
Balances due other insurance companies	1,282	304
Accrued restructuring charges	0	(54)
Other, net	(1,920)	408
Net cash provided by operating activities	658	194

Cash flows from investing activities:
Proceeds from investments sold or matured	4,602	1,790
Cost of investments acquired	(6,766)	(1,071)
Proceeds from property and equipment sold, net	0	2
Purchases of property and equipment	(256)	(7)
Net cash (used in) provided by investing activities	(2,420)	714

Cash flows from financing activities:
Issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock	8,000	0
Repayment of debt	(7,721)	(609)
Dividends paid	(40)	(40)
Net cash provided by (used in) financing activities	239	(649)
Net (decrease) increase in cash and short-term investments	(1,523)	259
Cash and short-term investments, January 1	6,375	10,410
Cash and short-term investments, March 31	$4,852	$10,669

Supplemental cash flow information:
Interest paid	$155	$230
Income taxes paid	0	0

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars shown in thousands, except per share amounts)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company’s unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10–K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results for a full year.

Description of the Business

The Company provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. A significant source of revenue for the Company includes premiums earned from its risk-bearing property and casualty insurance operations. During 2000, however, the Company shifted its emphasis of operations away from its risk-bearing property and casualty insurance operations towards its fee-based products and services, which include the following:

•   South Carolina Reinsurance Facility (SC Facility)

One of the Company’s insurance subsidiaries, Catawba Insurance Company (Catawba), is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility but retains no underwriting risk. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Approximately 9.5% and 15.9% of the Company’s commission and service income for the three months ended March 31, 2002 and 2001, respectively, was earned from the SC Facility. The South Carolina Associated Auto Insurers Plan (SCAAIP) became effective in March 1999 and will survive the SC Facility. The SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk. However, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

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

•   Claims Adjusting and Management Services

The Company receives fee-based income from its catastrophe, property and casualty and automobile claims adjusting services and liability runoff management services. The Company’s premium concentration in the catastrophe-heavy Southeast led to the creation of a catastrophe adjusting business, Insurance Network Services, Inc. (INS), to manage the Company’s internal claims volume. INS has since extended its services to over 50 third party affiliated and unaffiliated customers and currently offers three services: catastrophe claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting.

•   Flood Zone Determinations and Compliance Tracking Services

One of the Company’s subsidiaries, America’s Flood Services, Inc. (AFS), located in Rancho Cordova, California, offers fee-based flood zone determinations and compliance tracking services to a variety of customers and institutions located throughout the United States.

Fair Value of Financial Instruments

Investments in debt and equity securities are classified as either held-to-maturity, available-for-sale or trading. The Company currently holds all securities as available-for-sale, and reports them at fair value, with subsequent changes in value reflected as unrealized investment gains and losses credited or charged directly to accumulated other comprehensive income included in shareholders’ equity. The fair values of debt securities and equity securities were determined from nationally quoted market rates. The fair market value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist.

The fair values of the Company’s cash and short-term investments approximate carrying values due to the short-term nature of those instruments.

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

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents’ balances and direct billed balances receivable and premium notes receivable in the amount of approximately $3,683 and $3,763 at March 31, 2002 and December 31, 2001, respectively.

Property and Equipment

Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

Intangible Assets

Intangible assets consist primarily of goodwill. Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. Through December 31, 2001, the Company amortized its goodwill using the straight-line method over a period of 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (see Recent Accounting Pronouncements). Intangible assets are continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statements of operations.

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

Management performs a complete review of the above components of the Company’s loss reserves to evaluate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent prior years’ losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

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

As of December 31, 2001, the Company has unused tax operating loss carryforwards and capital loss carryforwards of $103,921 for income tax purposes. However, due to “change in ownership” events that occurred in June 1998, January 1997, and January 1995, the Company’s use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2002 are approximately $12,177 due to losses incurred in 1998, 1999 and 2000 after the change in ownership event occurred and carryover of previous years’ unused limitations.

The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at March 31, 2002 and December 31, 2001.

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

Other Interest Income

Other interest income includes interest received on reinsurance balances withheld, agents’ balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable. Other interest income is recognized on an accrual basis as earned.

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

Management Compensation Program

During 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. The provisions of the plan require recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. The Company has accrued $453 and $852 for its obligations under the plan at March 31, 2002 and December 31, 2001, respectively.

Comprehensive Income

Comprehensive income is a measure of all non-owner changes in equity of an entity and includes net loss plus changes in certain assets and liabilities that are reported directly through equity.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing income allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing income allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants and/or convertible preferred stock, unless common equivalent shares are antidilutive.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. At March 31, 2002 and December 31, 2001, the Company had unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and Premium Budget Plan, Inc. (PBP)) and AFS, respectively. Annual amortization of goodwill, which ceased to be recorded effective January 1, 2002 upon the adoption of SFAS No. 142, was $125. The Company did not incur impairment to either component of the goodwill as a result of adopting SFAS No. 142 and the Company has no other material intangible assets falling under the scope of the statement.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition, as a component of asset cost, the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Under this statement, the liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Adoption of SFAS No. 144 had no material impact on the Company’s consolidated financial position or results of operations.

NOTE 2. INVESTMENTS

The Company’s investments in debt securities are considered available-for-sale securities and carried at market value at March 31, 2002 and December 31, 2001. Unrealized gains and losses on debt securities are credited or charged directly to accumulated other comprehensive income and included in shareholders’ equity.

The Company’s equity securities consist of its investments in Sunshine State Holding Corporation (Sunshine) and QualSure Holding Corporation (QualSure). During the fourth quarter of 1997, the Company invested $854 in Sunshine for an ownership interest of 21.49%. Sunshine owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. Effective January 21, 2000, three of the Company’s insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure for $4,900. QualSure is the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the state of Florida. In connection with this investment, the Company’s claims adjusting and management services subsidiary, INS, entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. As each of these investments exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates are included in current earnings.

At December 31, 2001, the Company owned 32,676 shares of common stock of Insurance Services Offices, Inc. (ISO) which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

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

The Company issues a substantial number of automobile and flood insurance policies for, and fully reinsures those risks with, the SC Facility, the NC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes the balances due from the SC Facility, the NC Facility and the NFIP are fully collectable due to the governmental agency’s ability to assess policyholders and member companies for deficiencies.

NOTE 4. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the three months ended March 31,

2002 and 2001 were as follows:

	2002	2001
Deferred at the beginning of the period	$1,200	$400
Costs incurred and deferred during year:
Commissions and brokerage	3,977	4,229
Taxes, licenses and fees	958	846
Other	767	564
Total	5,702	5,639
Amortization charged to income during the period	(5,687)	(5,639)
Deferred at the end of the period	$1,215	$400

NOTE 5. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and LAE for the three months ended March 31, 2002 and 2001 is summarized as follows:

	2002	2001
Liability at the beginning of the period:
Gross liability per balance sheet	$66,875	$85,833
Ceded reinsurance recoverable, classified as an asset	(40,832)	(50,012)
Net liability	26,043	35,821
Provision for claims occurring in the current year	1,866	2,701
Increase in estimated losses and LAE for claims occurring in prior years	110	18
	1,976	2,719
Losses and LAE payments for claims occurring during:
Current year	558	844
Prior years	2,420	3,068
	2,978	3,912
Liability for losses and LAE at the end of the year:
Net liability	25,041	34,628
Ceded reinsurance recoverable, classified as an asset	38,544	46,228
Gross liability per balance sheet	$63,585	$80,856

NOTE 6. DEBT

On March 31, 1998, the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest was to be in June 2004. Accrued interest was payable monthly on the outstanding balance under the Credit Facility and was calculated, at the Company’s discretion, using a pre–determined spread over LIBOR or the prime interest rate of the lending institution.

On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes.

NOTE 7. SPECIAL STOCK AND DIVIDEND RESTRICTIONS

Special Stock

On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the Special Stock) in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $32 in special stock dividends for the three months ended March 31, 2002 and 2001. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares of the Company’s common stock. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders.

On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the AFS Special Stock) in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $8 in special stock dividends for the three months ended March 31, 2002 and 2001. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the AFS Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the AFS Special Stock into 1.25 shares of the Company’s common stock.

On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is non convertible and non redeemable and pays quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of certain of its Special Stock and AFS Special Stock, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer’s surplus as regarding policyholders as shown in the insurer’s most recent annual statement or (ii) the net income, not including realized capital gains or losses as shown in the insurer’s most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2001, SCIC had an accumulated deficit.

The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer’s surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2002, dividends of approximately $522 are available from UIC to the Company.

NOTE 8. EARNINGS PER SHARE

The following table shows the computation of earnings per share for the three months ended March 31, 2002 and 2001:

	Income (Numerator)	Shares (Denominator)	Share Amount
For the three months ended March 31, 2002:
Net income	$2,504
Less: Preferred stock dividends	(40)
Basic earnings per share	2,464	7,832	$0.31
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	0	61
Diluted earnings per share	$2,504	8,217	$0.30

For the three months ended March 31, 2001:
Net income	$1,019
Less: Preferred stock dividends	(40)
Basic earnings per share	979	7,832	$0.12
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	0	4
Diluted earnings per share	$1,019	8,160	$0.12

NOTE 9. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes UIC’s retained risk nonstandard automobile and premium finance operations, the runoff of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment contains other runoff operations of the Company, including worker’s compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared revenues and expenses. Shared revenues comprised approximately 17% and 3% of total revenues for the three months ended March 31, 2002 and 2001 (see Note 2 for an explanation of the increase), and shared expenses comprised approximately 4% and 3% of total expenses for the three months ended March 31, 2002 and 2001. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following table:

	For the Three Months Ended March 31,
	2002	2001
Revenue:
Automobile (*)	$5,265	$6,689
Flood	4,369	4,086
Commercial (*)	3,236	1,332
Adjusting Services	2,015	2,412
All Other	339	228
Total revenue	$15,224	$14,747

Expenses:
Automobile	$4,178	$6,453
Flood	3,926	3,580
Commercial	2,574	553
Adjusting Services	1,792	2,090
All Other	250	1,052
Total expenses	$12,720	$13,728

Net income (loss):
Automobile	$1,087	$236
Flood	443	506
Commercial	662	779
Adjusting Services	223	322
All Other	89	(824)
Total net income (loss)	$2,504	$1,019

*                      Revenues for the Automobile and Commercial segments are inclusive of $1,310 and $807, respectively, of allocated gain from the sale of the Company’s equity investment in ISO (see Note 2).

PART I–FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars shown in thousands except per share amounts)

The unaudited consolidated financial statements and notes thereto should be read in conjunction with the following discussion as they contain important information for evaluation of the Company’s financial condition and operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following policies as critical in understanding and evaluating the Company’s reported financial results:

Revenue Recognition

The Company derives a substantial portion of its income through commissions received as a servicing carrier and claims adjuster for the NFIP, the NC Facility, the SC Facility and various other customers. Commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income and fees related to claims processing and the Company’s other fee-based services are recognized on an accrual basis as earned.

Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including amounts related to business produced through the NC Facility, the SC Facility and the NFIP.

Other interest income includes interest received on reinsurance balances withheld, agents’ balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable. Other interest income is recognized on an accrual basis as earned.

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

Management performs a complete review of the above components of the Company’s loss reserves to evaluate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are sufficient to prevent prior years’ losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

Legal Contingencies

The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to legal proceedings. Management consults with the Company’s legal counsel in developing estimates of ranges of potential loss and in estimating any required legal reserves.

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of its premiums and agents’ balances receivable and its premium notes receivable based upon past experience and known economic trends or conditions and establishes reserves for estimated uncollectable accounts. The Company believes its current estimated allowances for doubtful accounts are adequate. However, it is possible that the accuracy of the estimation process could be materially impacted as current economic trends or conditions change or develop.

Goodwill

Goodwill is the excess of the amount paid to acquire a company over the fair value of its net assets, reduced by amortization and any subsequent valuation adjustments. Goodwill is continually evaluated to determine if any portion of the remaining balance may not be recoverable. If circumstances suggest that its value may be impaired and the write-down would be material, an assessment of recoverability is performed and any impairment is recorded through a valuation allowance with a corresponding charge recorded in the statements of operations. Effective January 1, 2002, the Company ceased to amortize $4,513 of goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. In lieu of amortization, management is required to perform an initial impairment review of the Company’s goodwill in 2002 and an annual impairment review thereafter.

Income Taxes

Over the last 10 to 15 years the Company has generated substantial net operating losses, which have resulted in a sizeable federal tax operating loss carryforwards and capital loss carryforwards of $103,921. In addition, the Company has experienced three “change in ownership” events since June 1998, which limit the Company’s ability to fully utilize the benefit of these carryforwards. Due to its lack of consistent earnings, the Company has placed a full valuation reserve against its net deferred tax asset at March 31, 2002 and December 31, 2001. Subsequent revisions to the net realizable value of the net deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the federal net operating loss carryforward expires or is utilized.

Other

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result.

OVERVIEW

Financial Condition

	March 31, 2002	December 31, 2001
Total cash and investments	$48,143	$45,874
Total assets	148,212	150,638
Total liabilities	118,678	131,074
Special stock	2,590	2,590
Shareholders’ equity	26,944	16,974
Book value per share:
Preferred	10.00	0
Common	2.42	2.17

Results of Operations

		For the Three Months Ended March 31,
		2002	2001
	Commission and service income	$8,512	$9,152
	Property and casualty premiums earned	3,457	3,873
	Net investment income	539	651
	Other interest income, net	34	569
	Net realized gain (loss)	2,136	(218)
	Policy fees and other income	546	720
	Total revenue	$15,224	$14,747

	Income from operations, before provision for income taxes	$2,504	$1,019
	Provision for income taxes	0	0
	Net income	$2,504	$1,019

Weighted average shares outstanding:	Basic	7,832	7,832
	Diluted	8,217	8,160

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

The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of INS, its flood operations, and its operations as a servicing carrier for the SC Facility and the SCAAIP. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company’s flood unit is a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and it offers excess flood insurance as a broker for Lloyd’s of London and Wilshire National Corporation. As such, the Company receives commissions and fees from the NFIP, Lloyd’s of London and Wilshire National Corporation, but retains no underwriting risk. The Company’s flood operations also offers flood zone determinations and flood compliance tracking services through its subsidiary, AFS. The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility began runoff in March 1999; however, the Company was able to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility commenced. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

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

The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company’s value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

RESULTS OF OPERATIONS

Commission and Service Income

Commission and service income decreased $640, or 7.0%, to $8,512 for the three months ended March 31, 2002 from $9,152 for the three months ended March 31, 2001. The automobile segment accounted for $681 of the overall net decrease, posting commission and service income of $2,345 for the three months ended March 31, 2002, versus $3,026 for the same period of 2001. The decrease is substantially the result of the continuing runoff of the SC Facility, a residual market for automobile insurance in the state of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, were able to renew business in the SC Facility through March 1, 2002. Commission and service income generated through the SC Facility amounted to $673 for the three months ended March 31, 2002 and $976 for the same period of 2001, a decrease of $303. The operations of the Company’s North Carolina domiciled subsidiary, UIC, accounted for another $375 decrease in commission and service income, resulting entirely from a decrease in premiums written and ceded to the NC Facility. The decrease is primarily attributable to the temporary reduction in premium volume from one of UIC’s largest agents. The remaining $3 decrease in commission and service income resulted from the Company’s activities as a servicing carrier for the SCAAIP.

Commission and service income for the commercial segment was $100 for the three months ended March 31, 2002, versus $175 for the same period of 2001, a decrease of $75. The overall decrease is substantially attributable to the net effect of two factors. First, in accordance with a mandate from the North Carolina Department of Insurance (NCDOI), the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. Though the Company may, however, continue renewing existing risk-bearing commercial business at its discretion, any new commercial business generated is ceded to the NC Facility. Commission and service income generated through the NC Facility amounted to $100 and $59 for the three months ended March 31, 2002 and 2001, respectively, an increase of $41. Second, commission and service income generated through the SC Facility decreased $116 for the three months ended March 31, 2002 as compared to the same period of 2001 as a result of the continued runoff of the SC Facility.

The adjusting services segment accounted for another $197 of the overall decrease, posting commission and service income of $1,717 for the three months ended March 31, 2002, versus $1,914 for the same period of 2001. The overall decrease is substantially attributable to the continued runoff of the SC Facility. Commission and service income generated from the SC Facility amounted to $143 and $361 for the three months ended March 31, 2002 and 2001, respectively, a decrease of $218. The SC Facility has been in runoff since March 1, 1999 and entered the final stage of runoff effective March 1, 2002. The remaining increase of $21 came from the other activities of the adjusting services segment.

Commission and service income for the flood segment was $4,354 for the three months ended March 31, 2002, versus $4,032 for the same period of 2001, an increase of $322. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the claims it services in the amount of 31% of direct written premium and 3.3% of direct incurred losses, respectively. Throughout 2001 and continuing through the three months ended March 31, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company’s product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. The Company’s NFIP written premium increased $649 for the three months ended March 31, 2002 over the same period of 2001. Further, as a result of this premium growth and the retention of its NFIP book of business, the Company received marketing bonuses from the NFIP of $615 and $553 in March 2002 and 2001, respectively, an increase of $62.

The remaining $9 decrease in commission and service income came from all other operations.

Premiums Earned

Net premiums earned decreased $416, or 10.7%, to $3,457 for the three months ended March 31, 2002 from $3,873 for the three months ended March 31, 2001. The automobile segment accounted for $1,498 of the overall decrease, posting premiums earned of $1,250 for the three months ended March 31, 2002 versus $2,748 for the same period of 2001. The overall decrease primarily resulted from two factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the three months ended March 31, 2002 amounted to $221, a decrease of $1,308 over the $1,529 earned for the same period of 2001. Second, premiums earned by UIC amounted to $976 for the three months ended March 31, 2002 versus $1,204 for the same period of 2001, a decrease of $228. During the last half of 2000 and into the first quarter of 2001, the Company had been retaining liability risks in the state of North Carolina rather than ceding the risks to the NC Facility in an attempt to gain a competitive advantage. In February 2001, a new management team with extensive experience in the North Carolina nonstandard automobile market was hired to oversee the operations of

UIC and the policy of retaining liability risks was terminated. As a result, substantially all liability risks written since March 2001 have been ceded to the NC Facility. Further contributing to the reduced premiums earned by UIC was the temporary reduction in premium volume from one of UIC’s largest agents in the first quarter of 2002. The remaining $38 increase in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility.

Premiums earned by the commercial segment amounted to $2,200 for the three months ended March 31, 2002, versus $1,115 for the same period of 2001, an increase of $1,085. From April 1, 2000 through March 31, 2001, the Company’s commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company’s request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the three months ended March 31, 2002 over the same period of 2001.

The remaining $3 decrease in premiums earned came from the Company’s runoff operations.

Net Investment Income

Net investment income decreased $112, or 17.2%, to $539 for the three months ended March 31, 2002 from $651 for the three months ended March 31, 2001. The principal cause of the decrease was the gradual decrease throughout 2001 of the general level of market interest rates. For the three months ended March 31, 2002, the Company’s investment portfolio yielded an average return of 5.61%, a deterioration over the 6.06% averaged for the same period of 2001.

Other Interest Income, Net

Net other interest income decreased $535, or 94.0%, to $34 for the three months ended March 31, 2002 from $569 for the three months ended March 31, 2001. The decrease is substantially due to two factors. First, net other interest income associated with the Company’s Nashville operations decreased $293 to $0 for the three months ended March 31, 2002 from $293 for the same period of 2001. The Company’s Nashville operations have been in runoff since the second quarter of 2000. The second factor in the decrease of net other interest income was the effect of a reduction in UIC premiums financed through PBP and toward unrelated finance companies. The majority of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Net other interest income realized by PBP was $31 for the three months ended March 31, 2002 versus $266 for the same period of 2001, a decrease of $235. The remaining $7 decrease in net other interest income came from all other operations.

Net Realized Gain (Loss)

At December 31, 2001, the Company owned 32,676 shares of common stock of ISO which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117. Another $19 in gains were realized from the sale of investments for operations.

Net realized losses amounted to $218 for the three months ended March 31, 2001 due substantially to the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software.

Policy Fees and Other Income

Policy fees and other income decreased $174, or 24.2%, to $546 for the three months ended March 31, 2002 from $720 for the three months ended March 31, 2001. The Company’s primary source of policy fees revenues is its Nashville nonstandard automobile operations and its premium financing operations of PBP, which were placed into runoff in June 2000 and December 2001, respectively. As a result, virtually no premiums were written through the Nashville operation or financed through PBP for the three months ended March 31, 2002. Because the policy fees associated with each of these operations are directly correlated to premium writings and financings, they decreased $312 to a balance of $18 for the three months ended March 31, 2002 versus $330 for the same period in 2001.

Further contributing to the overall decrease in policy fees and other income was a decrease of $194 associated with a division of the adjusting services segment. The division posted policy fees and other income of $297 for the three months ended March 31, 2002 versus $491 for the same period of 2001. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of key customers’ automobile programs in the state.

Significantly offsetting these decreases in policy fees and other income was a $316 increase in other income resulting from the Company’s equity in the earnings of its unconsolidated subsidiaries, Sunshine and QualSure, from a loss of $319 for the three months ended March 31, 2001 to a loss of $3 for the same period in 2002.

The remaining increase in policy fees and other income of $16 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $743, or 27.3%, to $1,976 for the three months ended March 31, 2002 from $2,719 for the three months ended March 31, 2001. The automobile segment accounted for $1,487 of the overall decrease, posting losses and LAE of $795 for the three months ended March 31, 2002 versus $2,282 for the same period of 2001. The decrease primarily resulted from two factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Losses and LAE incurred from these operations for the three months ended March 31, 2002 amounted to $153, a decrease of $1,384 over the $1,537 incurred for the same period of 2001. Second, losses and LAE incurred by UIC amounted to $566 for the three months ended March 31, 2002 versus $680 for the same period of 2001, a decrease of $114. During the last half of 2000 and into the first quarter of 2001, the Company had been retaining liability risks in the state of North Carolina rather than ceding the risks to the NC Facility in an attempt to gain a competitive advantage. In February 2001, a new management team with extensive experience in the North Carolina nonstandard automobile market was hired to oversee the operations of UIC and the policy of retaining liability risks was terminated. As a result, substantially all liability risks written since March 2001 have been ceded to the NC Facility. Further contributing to the reduced losses and LAE incurred by UIC was the temporary reduction in premium volume from one of UIC’s largest agents in the first quarter of 2002. The remaining $11 increase in losses and LAE incurred by the automobile segment came from business the Company is required to assume from the SC Facility.

Furthering the overall decrease in losses and LAE was the $629 decrease posted by the Company’s runoff environmental and workers compensation operations. During the three months ended March 31, 2001, the Company had been engaged in a general strengthening of its reserves for these runoff operations. As a result, the operation posted losses and LAE incurred of $663. No such policy was required for the same period of 2002 and the runoff operations posted losses and LAE incurred of $34.

Partially offsetting the decreases in losses and LAE incurred by the automobile and runoff segments was the $1,373 increase posted by the commercial segment. From April 1, 2000 through March 31, 2001, the Company’s commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company’s request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a negative impact on the Company’s losses and LAE incurred for the three months ended March 31, 2002 over the same period of 2001.

Policy Acquisition Costs

Policy acquisition costs remained relatively consistent between reporting periods, increasing $48 from a balance of $5,639 for the three months ended March 31, 2001 to a balance of $5,687 for the three months ended March 31, 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Although total direct written premium for the three months ended March 31, 2002 decreased $1,611 over the same period of 2001, $2,473 of the decrease resulted from the SC Facility and NC Facility components of the automobile segment, which pay much lower agent commissions than the commercial and flood segments, which experienced premium growth of $1,006 between reporting periods.

Interest Expense

Interest expense was $155 and $230 for the three months ended March 31, 2002 and 2001, respectively, a decrease of $75 directly attributable to interest saved through the pay down of debt and a reduction in interest rates.

On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $238, or 4.6%, to $4,902 for the three months ended March 31, 2002 from $5,140 for the three months ended March 31, 2001. Although overall operating costs and expenses remained relatively stable between reporting periods, there were certain noteworthy individual fluctuations:

•    In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. The provisions of the plan require recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. Other operating costs and expenses for the three months ended March 31, 2002 includes $453 related to the Company’s obligations under the plan.

•    On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility. In connection with this transaction, the unamortized portion of the deferred loan origination fees were expensed. As a result, other operating costs and expenses for the three months ended March 31, 2002 includes additional amortization expense of $81 as compared to the same period of 2001.

•    On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Monthly lease expense is calculated annually at a predetermined spread over the Prime Lending Rate. Lease expense for the three months ended March 31, 2002 was $73, a decrease of $45 over the expense incurred for the same period of 2001.

•    Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. As a result of adopting SFAS No. 142, other operating costs and expenses for the three months ended March 31, 2002 did not include goodwill amortization of $31.

LIQUIDITY AND CAPITAL RESOURCES

(Amounts shown in thousands)

Overview

Liquidity relates to the Company’s ability to produce sufficient cash to fulfill its contractual obligations. In addition to payments for its routine and recurring operating expenses, the Company’s principal contractual obligations include the payment of liabilities to its policyholders for unpaid losses, LAE and unearned premiums, the redemption of the Special Stock and the AFS Special Stock in August 2002, and the future lease payments under its various operating leases. The Company is not party to, or contingently liable for, any off balance sheet financing arrangements or guarantees of any related or unaffiliated third party debt.

The Company’s principal sources of liquidity include the collection of commission and service fees, including substantial amounts received from the NFIP, NC Facility, SC Facility and QualSure; premium collections on insurance policies issued; the collection of policy fees and interest income on insurance policies financed; collections of balances due from its reinsurers; and the collection of net investment income and proceeds received from the sale or maturity of investments. The Company’s cash outflows can vary greatly because of the uncertainties regarding settlement dates for liabilities for unpaid losses and LAE and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of its special stock and dividend payments on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

The Company believes that its existing sources of funds are adequate to enable it to conduct its business as described in this Quarterly Report on Form 10-Q for the foreseeable future.

Sources and Uses of Cash Flows

Operating Activities

Net cash provided by operations was $658 for the three months ended March 31, 2002, compared to net cash provided of $194 for the same period of 2001. Net income for the three months ended March 31, 2002 amounted to $2,504 (see “Results of Operations”). Included in the net income for the period is a gain on sale of equity securities of $2,117 (see Investing Activities below). Other significant sources of cash include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $1,331 and the $849 reduction in reinsurance premiums prepaid to the Company’s reinsurers. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the year ended December 31, 2001, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2001 surpassed new recoverables being generated through continuing operations. Similarly, the SC Facility entered its final runoff effective March 1, 2002. As premiums written for the SC Facility continue to runoff, the Company experienced a reduction in the level of reinsurance premiums prepaid to the SC Facility.

Another significant source of cash was the $3,407 net decrease in premium notes receivable. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff.

Throughout 2001 and continuing through the three months ended March 31, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by expanding the Company’s product offering to independent agents and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. As a result of this premium growth and the retention of its NFIP book of business, the Company received a marketing bonus from the NFIP of $615 in March 2002.

Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $3,290 and the liability for unearned premiums of $383. The primary cause of these reductions is the continued runoff of the Company’s environmental and workers compensation reserves and the discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As the Nashville and South Carolina voluntary programs continued runoff during the three months ended March 31, 2002, the liabilities for losses and LAE and unearned premiums are being paid down and earned.

Another significant use of cash was the $1,287 net increase in premiums and agents’ balances receivable. The majority of UIC’s written premium has traditionally been financed through PBP. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with PBP’s operations. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff.

In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. Accordingly, in March 2002, the Company paid $852 in settlement of its December 31, 2001 obligations under the plan.

Investing Activities

Investing activities for the three months ended March 31, 2002 used cash in the amount of $2,420. Cash expended in the purchase and sale of fixed assets amounted to $256 as the Company upgraded certain obsolete computer equipment and installed a backup generator at its corporate headquarters. Cash expended in the net acquisition of investments amounted to $2,164 for the three months ended March 31, 2002, primarily as a result of the Company’s sale of a previously nonmarketable equity security. At December 31, 2001, the Company owned 32,676 shares of common stock of ISO which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. Total cash and investments at March 31, 2002 and December 31, 2001 were $48,143 and $45,874, respectively. All debt securities are considered available for sale and are carried at market value as of March 31, 2002 and

December 31, 2001. The weighted–average maturity of the fixed income investments as of March 31, 2002 was approximately 2.27 years. Average net investment yields on the Company’s cash and investments were 5.61% for the three months ended March 31, 2002.

Financing Activities

Financing activities for the three months ended March 31, 2002 provided cash in the amount of $239. The Company paid dividends on the Special Stock and the AFS Special Stock in the amount of $40 for the period. In addition, on March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is non convertible and non redeemable and pays quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR.

Restrictions on Dividends and Distributions

Except in limited circumstances, South Carolina and North Carolina insurance laws and regulations require a domestic insurer to report any action authorizing distributions to shareholders and material payments from subsidiaries and affiliates at least 30 days prior to distribution or payment. Additionally, those laws and regulations provide the South Carolina Department of Insurance and the NCDOI the right to disapprove and prohibit distributions meeting the definition of an “Extraordinary Dividend” under applicable statutes and regulations.

The South Carolina Insurance Holding Company Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of South Carolina, dividends within any 12-month period may not exceed the greater of (i) 10% of a domestic insurer’s surplus as regarding policyholders as shown in the insurer’s most recent annual statement or (ii) the net income, not including realized capital gains or losses as shown in the insurer’s most recent annual statement. Furthermore, dividends may only be paid out of positive earned surplus unless approved by the Commissioner. As of December 31, 2001, SCIC had an accumulated deficit.

The North Carolina Insurance Holding Company System Regulatory Act provides that, without prior approval of the Commissioner of Insurance of the State of North Carolina, dividends within any 12-month period may not exceed the lessor of (i) 10% of a domestic insurer’s surplus as regarding policyholders as of the preceding December 31 or (ii) the net income, not including realized capital gains, for the 12-month period ending the preceding December 31. For 2002, dividends of approximately $522 are available from UIC to the Company.

Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors. If the ability of the Company’s insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory or Credit Facility requirements, it could affect the Company’s ability to service its special stock and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company’s regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. All of the insurance subsidiaries have ratios in excess of the level that would prompt regulatory action.

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

•    the possibility that the Company will be unable to meet its cash flow requirements; the Company has suffered losses in recent years and the Company may continue to experience losses in the future;

•   the ability to satisfy maturing obligations related to the Company’s Special Stock and AFS Special Stock;

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

•   the availability of reinsurance and the ability of the Company’s reinsurance arrangements to balance the geographical concentrations of the Company’s risks;

•   the impact of competition from new and existing competitors, which competitors may have superior financial and marketing resources than the Company;

•   the continuing impact of the decisions to exit the Nashville and South Carolina nonstandard automobile operations;

•   the risk that current initiatives may not be successful;

•   restrictions on the Company’s ability to declare and pay dividends;

•   the fact that the Company has experienced, and can be expected in the future to experience, storm and weather-related losses, which may result in a material adverse effect on the Company’s results of operations, financial condition and cash flows;

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

•   risks the Company faces in diversifying the services it offers and entering new markets, including risks associated with the Company’s development and deployment of new management information systems to develop and deploy new strategies; and

•   other risk factors listed from time to time in the Company’s Securities and Exchange Commission filings.

Accordingly, there can be no assurance that the actual results will conform to the forward-looking statements discussed or incorporated by reference in this quarterly report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of March 31, 2002 and December 31, 2001 are as follows:

	2002		2001
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Government, government agencies and authorities	$13,918	$14,135	$14,202	$14,605
States, municipalities and political subdivisions	375	389	375	388
Corporate bonds	22,516	22,870	17,930	18,545
Total	$36,809	$37,394	$32,507	$33,538

The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company’s debt securities by approximately $(1,063) and $957, respectively, as of March 31, 2002. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at market value as of March 31, 2002 and December 31, 2001. The weighted-average maturity of the fixed income investments as of March 31, 2002 was approximately 2.27 years.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company’s wholly-owned subsidiaries — SCIC, Catawba, and Consolidated American Insurance Company (CAIC), who are the three defendants to the litigation and who collectively own 30.625% of the stock of QualSure. There are five plaintiffs — QualSure; QualSure Insurance Corporation and QualSure Underwriting Agencies, Inc., which are subsidiaries of QualSure; and Fenelon Ventures II LLC and N.E.M. (West Indies) Insurance Ltd., two stockholders of QualSure. The eight entities involved in the litigation are all parties to a January 20, 2000 Securities Purchase Agreement concerning the purchase of QualSure stock, a January 21, 2000 Stockholders Agreement that governs the rights of the stockholders in, among other things, disposing of their stock in QualSure, and numerous other documents that provide for the management and control of QualSure.

In or about June 2001, SCIC, Catawba, and CAIC entered into negotiations to sell their investments in QualSure to an unrelated third party. On November 2, 2001, the plaintiffs initiated the litigation against SCIC, Catawba, and CAIC by filing a Complaint, a motion for a preliminary injunction, and a motion for expedited discovery. Plaintiffs filed their First Amended Complaint on December 13, 2001; the allegations in the First Amended Complaint are substantially similar to the allegations in the original Complaint. The First Amended Complaint alleges that SCIC, Catawba and CAIC improperly divulged confidential information belonging to QualSure in their negotiations with the third party. Plaintiffs generally allege that defendants’ dissemination of certain information regarding QualSure’s policyholders and QualSure’s calculations of “Probable Maximum Loss” injured QualSure in its efforts to obtain reinsurance for 2002. The First Amended Complaint alleges claims for breach of contract (based on a confidentiality provision in the Stockholders’ Agreement), breach of fiduciary duties (for defendants’ alleged dissemination of the confidential information), and misappropriation of confidential and proprietary information and trade secrets (under Florida’s Uniform Trade Secrets Act). Plaintiffs seek compensatory damages in excess of $75, punitive damages, and preliminary and permanent injunctive relief.

Defendants filed a motion to disqualify plaintiffs’ lead law firm, which was representing the Company in certain matters at the time the plaintiffs initiated the litigation. The Court granted the motion on December 13, 2001. In addition, defendants filed a motion to dismiss the First Amended Complaint on December 14, 2001, on the ground that the First Amended Complaint fails to state claims against SCIC, Catawba, and CAIC upon which relief may be granted. That motion is now fully briefed and is pending a decision. Meanwhile, each side has propounded and responded to written discovery requests. SCIC, Catawba and CAIC have not as yet filed their answers to the First Amended Complaint, nor have they filed their response to plaintiffs’ motion for a preliminary injunction. Management believes SCIC, Catawba and CAIC have meritorious defenses to the foregoing action and it will be vigorously contested.

SCIC, Catawba and CAIC have filed a lawsuit in the United States District Court for the Middle District of Florida, Tampa Division against the plaintiffs and R. Thomas Savage, Jr. personally, alleging interference with a business relationship, interference with a prospective business advance, breach of the Stockholder’s Agreement and breach of fiduciary duty.

(b) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America’s Flood Service, Inc., et al. The litigation involves both the Company and its wholly owned subsidiary, AFS, and is in its very earliest stages, with appearances and responsive pleadings due by early April. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA.

(c) Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation involves the Company, SCIC and CAIC.  The pleadings allege that SCIC and CAIC issued a workers’ compensation insurance policy to HDC and subsequently cancelled the policy in violation of Arizona law. In April 2002, Defendants filed their Answer to First Amended Complaint and Verified Counterclaims requesting recession of any policies or in the alternative, cancellation of any such policies. Each side has propounded and responded to written discovery requests and completed depositions. A trial has been scheduled for May 10, 2002.

(d) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds.

On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is non convertible and non redeemable and pays quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) in a transaction exempt from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8–K.

(a)               List of exhibits

3.1           Restated Articles of Incorporation of the Registrant, as amended, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998. Articles of Amendment to the Restated Articles of Incorporation, dated March 28, 2002, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 2001.

3.2           By-laws of the Registrant, as amended and restated, dated February 4, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.2, for the year ended December 31, 1998.

4.1           The rights of the Company’s equity security holders are defined in the Company’s Restated Articles of Incorporation, as amended, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998 and the Company’s Articles of Amendment to the Restated Articles of Incorporation, dated March 28, 2002, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 2001.

4.2           Form of the certificate of the Company’s Common Stock, par value $1.00 per share, incorporated herein by reference to the Registrant’s Registration Statement on Form S-2 (File No. 333-24081).

10.1     The Seibels Bruce Group, Inc. Stock Ownership Bonus Program, adopted January 25, 2002.

(b)     Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Seibels Bruce Group, Inc.
(Registrant)

Date: May 10, 2002	/s/ John E. Natili
John E. Natili
President and Chief Executive Officer

Date: May 10, 2002	/s/ Kenneth W. Marter
Kenneth W. Marter
Chief Financial Officer and Treasurer

Date: May 10, 2002	/s/ Bryan D. Rivers
Bryan D. Rivers, CPA
Controller (Principal Accounting Officer)