Form 10-Q
period 2002-06-30
SEIBELS BRUCE GROUP INC
filed 2002-08-12
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June  30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-8804

THE SEIBELS BRUCE GROUP, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0672136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 Lady Street (PO Box 1), Columbia, SC	29201(2)
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (803) 748-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at August 12, 2002.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts shown in thousands, except share data)

	(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Cash and investments:
Debt securities, available-for-sale, at market (cost of $35,857 in 2002 and $32,507 in 2001)	$36,984	$33,538
Equity securities	5,894	5,961
Cash and short-term investments	6,130	6,375
Total cash and investments	49,008	45,874
Accrued investment income	607	702
Premiums and agents’ balances receivable, net of allowance for doubtful accounts of $3,113 in 2002 and $3,013 in 2001	4,143	2,604
Premium notes receivable, net of allowance for doubtful accounts of $175 in 2002 and $750 in 2001	214	3,668
Reinsurance recoverable on paid losses and loss adjustment expenses	10,207	10,246
Reinsurance recoverable on unpaid losses and loss adjustment expenses	36,245	40,832
Property and equipment, net	980	807
Prepaid reinsurance premiums-ceded business	34,822	36,548
Deferred policy acquisition costs	1,470	1,200
Goodwill	4,513	4,513
Other assets	4,853	3,644
Total assets	$147,062	$150,638

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims – retained business	$19,649	$21,334
– ceded business	34,883	38,785
Adjustment expenses – retained business	4,158	4,709
– ceded business	1,362	2,047
Unearned premiums:
Property and casualty – retained business	7,145	6,116
– ceded business	34,822	36,548
Balances due other insurance companies	5,862	3,372
Debt	0	7,721
Other liabilities and deferred items	8,231	10,442
Total liabilities	116,112	131,074

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 209,000 shares of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock, redemption value $2,090	2,090	2,090
Issued and outstanding 50,000 shares of cumulative $0.625 convertible, redeemable, nonvoting, special preferred stock, redemption value $500	500	500
Total special stock	2,590	2,590

SHAREHOLDERS’ EQUITY
Adjustable Rate Cumulative Nonvoting Preferred Special Stock, issued and outstanding 800,000 shares	8,000	0
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares	7,832	7,832
Additional paid-in-capital	61,989	61,989
Accumulated other comprehensive income	1,166	1,134
Accumulated deficit	(50,627)	(53,981)
Total shareholders’ equity	28,360	16,974
Total liabilities and shareholders’ equity	$147,062	$150,638

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts shown in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Commission and service income	$8,410	$9,457	$16,922	$18,608
Premiums earned	3,587	3,855	7,044	7,729
Net investment income	547	647	1,086	1,298
Other interest income, net	12	41	46	610
Net realized gain (loss)	330	0	2,466	(218)
Policy fees and other income	513	1,009	1,059	1,728

Total revenues	13,399	15,009	28,623	29,755

Expenses:
Losses and loss adjustment expenses	2,210	2,307	4,186	5,026
Policy acquisition costs	5,724	5,993	11,411	11,632
Interest expense	4	199	159	428
Other operating costs and expenses	4,416	5,460	9,318	10,600

Total expenses	12,354	13,959	25,074	27,686
Income from operations, before provision for income taxes	1,045	1,050	3,549	2,069
Provision for income taxes	0	0	0	0

Net income	1,045	1,050	3,549	2,069

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $36 and $0 for gains included in net income for the three months ended June 30, 2002 and 2001, respectively, and $55 and $0 for gains included in net income for the six months ended June 30, 2002 and 2001, respectively	526	(97)	32	458

Comprehensive net income	$1,571	$953	$3,581	$2,527

Basic earnings per share	$0.11	$0.13	$0.43	$0.25
Weighted average shares outstanding	7,832	7,832	7,832	7,832

Diluted earnings per share	$0.11	$0.13	$0.42	$0.25
Weighted average shares outstanding	7,924	8,219	8,232	8,189

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Amounts shown in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$3,549	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of unconsolidated subsidiaries	3	359
Provision for (recovery of) losses on premiums and agents’ balances receivable, net	100	(1,914)
Recovery of losses on premium notes receivable, net	(575)	(141)
Amortization of deferred policy acquisition costs	11,411	11,632
Depreciation and amortization	279	277
Realized gain on settlement of life insurance policy	(294)	0
Realized gain on sale of previously nonmarketable equity security	(2,117)	0
Realized gain on sale of investments, net	(55)	0
Realized loss on sale of property and equipment, net	0	218
Change in assets and liabilities:
Accrued investment income	95	61
Premiums and agents’ balances receivable, net	(1,639)	1,667
Premium notes receivable, net	4,029	(755)
Reinsurance recoverable on losses and loss adjustment expenses	4,626	3,379
Prepaid reinsurance premiums-ceded business	1,726	3,826
Deferred policy acquisition costs	(11,681)	(11,632)
Unpaid losses and loss adjustment expenses	(6,823)	(5,010)
Unearned premiums	(697)	(2,063)
Balances due other insurance companies	2,490	(873)
Accrued restructuring charges	0	(60)
Other, net	(457)	(748)

Net cash provided by operating activities	3,970	292

Cash flows from investing activities:
Proceeds from investments sold or matured	6,143	4,124
Cost of investments acquired	(10,076)	(9,514)
Proceeds from property and equipment sold, net	0	2
Purchases of property and equipment	(366)	(29)

Net cash used in investing activities	(4,299)	(5,417)

Cash flows from financing activities:
Issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock	8,000	0
Repayment of debt	(7,721)	(1,219)
Dividends paid	(195)	(80)

Net cash provided by (used in) financing activities	84	(1,299)

Net decrease in cash and short-term investments	(245)	(6,424)
Cash and short-term investments, January 1	6,375	10,410

Cash and short-term investments, June 30	$6,130	$3,986

Supplemental cash flow information:
Interest paid	$159	$428
Income taxes paid	0	0

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars shown in thousands except per share amounts)

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly-owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company’s unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

Description of the Business

The Company provides automobile, flood, and other property and casualty insurance services and products to customers located primarily in the southeastern United States. In this capacity, the Company’s primary sources of revenue include premiums earned from its risk-bearing property and casualty insurance operations as well as commission and service income from its fee-based products and services, which include the following:

•      South Carolina Reinsurance Facility (SC Facility)

One of the Company’s insurance subsidiaries, Catawba Insurance Company (Catawba), is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility but retains no underwriting risk. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Approximately 6.2% and 14.5% of the Company’s commission and service income for the six months ended June 30, 2002 and 2001, respectively, and approximately 2.8% and 13.1% of the Company’s commission and service income for the three months ended June 30, 2002 and 2001, respectively, was earned from the SC Facility. The South Carolina Associated Auto Insurers Plan (SCAAIP) became effective in March 1999 and will survive the SC Facility. The SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk. However, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

•      North Carolina Reinsurance Facility (NC Facility)

The NC Facility is a state-sponsored plan for insuring North Carolina drivers outside of the voluntary market. Two of the Company’s insurance subsidiaries, South Carolina Insurance Company (SCIC) and Universal Insurance Company (UIC), derive commission and service income from business they cede to the NC Facility but neither retains any underwriting risk. Approximately 20.5% and 20.9% of the Company’s commission and service income for the six months ended June 30, 2002 and 2001, respectively, and approximately 20.2% and 19.0% of the Company’s commission and service income for the three months ended June 30, 2002 and 2001, respectively, was earned from the NC Facility.

•      National Flood Insurance Program (NFIP)

Through its subsidiaries, SCIC and Catawba, the Company continues to be a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company receives commissions and fees from the NFIP, but retains no underwriting risk. Approximately 47.7% and 40.0% of the Company’s commission and service income for the six months ended June 30, 2002 and 2001, respectively, and approximately 49.9% and 42.0% of the Company’s commission and service income for the three months ended June 30, 2002 and 2001, respectively, was earned from the NFIP.

•      Claims Adjusting and Management Services

The Company receives fee-based income from its catastrophe, property and casualty and automobile claims adjusting services and liability runoff management services. The Company’s premium concentration in the catastrophe-heavy Southeast led to the creation of a catastrophe adjusting business, Insurance Network Services, Inc. (INS), to manage the Company’s internal claims volume. Currently, INS is a full service claim organization offering an array of capabilities to the insurance industry, including all-lines claim handling, automobile appraisals, catastrophe claim adjusting and glass claim services. Approximately 13.0% and 10.4% of the Company’s commission and service income for the six months ended June 30, 2002 and 2001, respectively, and approximately 13.7% and 10.1% of the Company’s commission and service income for the three months ended June 30, 2002 and 2001, respectively, was earned from INS’ largest customer, QualSure Insurance Corporation (see Note 2).

•      Flood Zone Determinations and Compliance Tracking Services

Through its subsidiary, America’s Flood Services, Inc. (AFS), located in Rancho Cordova, California, the Company offers fee-based flood zone determinations and compliance tracking services to a variety of customers and institutions located throughout the United States. The operations of AFS are not dependent upon any single customer or class of customers.

Fair Value of Financial Instruments

Investments in debt securities are classified as either held-to-maturity, available-for-sale or trading. The Company currently holds all securities as available-for-sale, and reports them at fair value, with subsequent changes in value reflected as unrealized investment gains and losses credited or charged directly to accumulated other comprehensive income included in shareholders’ equity. The fair values of debt securities were determined from nationally quoted market rates. The fair value of certain municipal bonds is assumed to be equal to amortized cost where no market quotations exist.

The fair values of the Company’s cash and short-term investments approximate carrying values due to the short-term nature of those instruments.

Premiums and agents’ balances receivable and premium notes receivable are carried at historical cost, net of an estimated allowance for doubtful accounts, which approximates fair value as a result of timely collections and evaluations of recoverability with a provision for uncollectable amounts. Premium notes receivable are generally short-term in nature, with a duration of approximately six months.

Cash and Short-term Investments

Cash and short-term investments consists of cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of three months or less and are considered to be cash equivalents. Included in the Company’s cash and short-term investments at June 30, 2002 is $2,590 designated for the redemption of certain Special Stock (see Note 7).

Premium Notes Receivable

One of the Company’s subsidiaries, Premium Budget Plan, Inc. (PBP), has historically offered premium financing arrangements to the insureds of UIC. Under these arrangements, UIC received full payment of its premiums receivable from PBP who, in turn, collected a down payment from the insureds and financed the remaining premium balance over a six month term. PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. Beginning in December 2001, UIC initiated an installment billing program for its insureds as an alternative to PBP’s premium financing arrangements and PBP began runoff.

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents’ balances and direct billed balances receivable and premium notes receivable in the amount of approximately $3,288 and $3,763 at June 30, 2002 and December 31, 2001, respectively. At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the three and six months ended June 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $333 through a credit to earnings.

Property and Equipment

Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

Key Man Life Insurance Policies

The Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294. As of June 30, 2002 and December 31, 2001, the net cash value of the paid up in force policies was $311 and $851, respectively, and is included in other assets.

Property and Casualty Unpaid Losses and Loss Adjustment Expenses

The liability for property and casualty unpaid losses and loss adjustment expenses (LAE) includes:

•                  An accumulation of case estimates for losses reported prior to the close of the accounting period.

•                  Estimates of incurred-but-not-reported losses, including a supplemental provision for reported claims, based upon past experience and current circumstances.

•                  Estimates of allocated, as well as unallocated, LAE liabilities determined by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis based on past results of paid loss expenses to paid losses.

•                  The deduction of estimated amounts recoverable from salvage, subrogation and second injury funds.

•                  Estimated losses for reinsurance assumed.

Management performs a complete review of the above components of the Company’s reserves to evaluate the adequacy of such reserves. Management believes the reserves are sufficient to prevent prior years’ losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

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

As of December 31, 2001, the Company has unused tax operating loss carryforwards and capital loss carryforwards of $103,921 for income tax purposes. However, due to “change in ownership” events that occurred in June 1998, January 1997, and January 1995, the Company’s use of the net operating loss carryforwards is subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2002 are approximately $12,177 due to losses incurred in 1998, 1999 and 2000 after the change in ownership events occurred and carryover of previous years’ unused limitations.

The Company has determined, based on its earnings history, that a valuation allowance should be maintained against the net deferred tax asset at June 30, 2002 and December 31, 2001.

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

Property and Casualty Premiums

Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including amounts related to business produced through the NFIP, the NC Facility and the SC Facility.

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

Management Compensation Program

During 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. The provisions of the plan require recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. The Company has accrued $526 and $852 for its obligations under the plan at June 30, 2002 and December 31, 2001, respectively.

Comprehensive Income

Comprehensive income is a measure of all non-owner changes in equity of an entity and includes net income plus changes in certain assets and liabilities that are reported directly through equity.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic per share data is calculated by dividing income allocable to common stockholders by the weighted average number of shares outstanding during the year. Diluted per share data is calculated by dividing income allocable to common stockholders by the weighted average number of shares outstanding during the year, as adjusted for the potentially dilutive effects of stock options, warrants and/or convertible preferred stock, unless the common equivalent shares are antidilutive.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. At June 30, 2002 and December 31, 2001, the Company had unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and PBP) and AFS, respectively. Annual amortization of goodwill, which ceased to be recorded effective January 1, 2002 upon the adoption of SFAS No. 142, was $125. The Company did not incur impairment to either component of the goodwill as a result of adopting SFAS No. 142 and the Company has no other material intangible assets falling under the scope of the statement.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition, as a component of asset cost, of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Under this statement, the liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in affect when the liability was initially recognized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Adoption of SFAS No. 144 had no material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement will require gains and losses on extinguishments of debt for fiscal years beginning after

May 15, 2002 to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. The Company is in the process of evaluating the impact that the adoption of SFAS No. 145 will have on its consolidated financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

NOTE 2. INVESTMENTS

The Company’s investments in debt securities are considered available-for-sale securities and carried at fair value at June 30, 2002 and December 31, 2001. Unrealized gains and losses on debt securities are credited or charged directly to accumulated other comprehensive income and included in shareholders’ equity.

The Company’s equity securities consist of its investments in Sunshine State Holding Corporation (Sunshine) and QualSure Holding Corporation (QualSure). During the fourth quarter of 1997, the Company invested $854 in Sunshine for an ownership interest of 21.49%. Sunshine owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. Effective January 21, 2000, three of the Company’s insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure for $4,900. QualSure is the holding company parent of QualSure Insurance Corporation, a homeowners take–out insurance company domiciled in the State of Florida. In connection with this investment, the Company’s claims adjusting and management services subsidiary, INS, entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. As each of these investments exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, are included in current earnings.

At December 31, 2001, the Company owned 32,676 shares of common stock of Insurance Services Offices, Inc. (ISO) which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company had historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

Short-term investments are carried at cost, which approximates fair value.

NOTE 3. REINSURANCE ARRANGEMENTS

The Company’s risk-bearing property and casualty insurance operations primarily include the active nonstandard automobile operations of UIC, the runoff nonstandard automobile operations of SCIC, and the active commercial lines operations of SCIC. Since December 31, 1999, UIC has operated under a 75% quota share reinsurance agreement for its risk-bearing nonstandard automobile operations. Effective July 1, 2002, the 75% quota share reinsurance agreement expired and was replaced with a 60% quota share reinsurance agreement.

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

The Company issues a substantial number of automobile and flood insurance policies for, and fully reinsures those risks with, the SC Facility, the NC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes the balances due from the SC Facility, the NC Facility and the NFIP are fully collectable due to the governmental agency’s ability to assess policyholders and member companies for funding deficiencies.

NOTE 4. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the six months ended June 30,

2002 and 2001 were as follows:

	2002	2001

Deferred at the beginning of the period	$1,200	$400
Costs incurred and deferred during year:
Commissions and brokerage	8,215	8,724
Taxes, licenses and fees	1,858	1,745
Other	1,608	1,163
Total	11,681	11,632
Amortization charged to income during the period	(11,411)	(11,632)
Deferred at the end of the period	$1,470	$400

NOTE 5. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

Activity in the liability for unpaid losses and LAE for the six months ended June 30, 2002 and 2001 is summarized as follows:

	2002	2001
Liability at the beginning of the period:
Gross liability per balance sheet	$66,875	$85,833
Ceded reinsurance recoverable, classified as an asset	(40,832)	(50,012)
Net liability	26,043	35,821

Provision for claims occurring in the current year	3,890	4,590
Increase in estimated losses and LAE for claims occurring in prior years	296	436
	4,186	5,026

Losses and LAE payments for claims occurring during:
Current year	2,065	2,380
Prior years	4,357	6,127
	6,422	8,507

Liability for losses and LAE at the end of the year:
Net liability	23,807	32,340
Ceded reinsurance recoverable, classified as an asset	36,245	48,483
Gross liability per balance sheet	$60,052	$80,823

NOTE 6. DEBT

On March 31, 1998, the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest was to be in June 2004. Accrued interest was payable monthly on the outstanding balance under the Credit Facility and was calculated, at the Company’s discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution.

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

NOTE 7. SPECIAL STOCK AND DIVIDEND RESTRICTIONS

Special Stock

On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the Special Stock) in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock pays quarterly dividends at an annual rate of $0.62 per share. The Company paid $64 in special stock dividends for the six months ended June 30, 2002 and 2001. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the Special Stock into 1.25 shares of the Company’s common stock. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders.

On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the AFS Special Stock) in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock pays quarterly dividends at an annual rate of $0.625 per share. The Company paid $16 in special stock dividends for the six months ended June 30, 2002 and 2001. On or after August 15, 2000, but prior to August 15, 2002, the Company, at its option, may redeem in whole or in part the AFS Special Stock at a price of $15.00 per share. On August 15, 2002, the Company must redeem any remaining shares at a rate of $10.00 per share. On or after August 15, 2000, but prior to August 15, 2002, holders of the shares have the right to convert each share of the AFS Special Stock into 1.25 shares of the Company’s common stock.

On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is non convertible and non redeemable and pays quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR. The Company paid $115 in preferred special stock dividends for the six months ended June 30, 2002.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of certain of its Special Stock and AFS Special Stock, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

The South Carolina Insurance Holding Company Regulatory Act requires that all non-extraordinary dividends be approved by the South Carolina Department of Insurance (SCDOI) prior to payment. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer’s surplus as regards policyholders as shown in the insurer’s most recent Annual Statement, or (ii) net income, not including realized capital gains or losses, as shown in the insurer’s most recent Annual Statement. Extraordinary dividends must be approved by the Commissioner of the SCDOI, or his designee, prior to payment.

The North Carolina Insurance Holding Company System Regulatory Act allows payment of non-extraordinary dividends without prior approval of the Commissioner of the North Carolina Department of Insurance (NCDOI) provided that, in the Commissioner’s judgment, the dividends do not impair the financial soundness of the company or are not detrimental to its policyholders. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) net income, not including realized capital gains, for the 12-month period ending the preceding December 31. In determining whether a dividend or distribution is extraordinary, an insurer other than a life insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. Extraordinary dividends must be approved by the Commissioner of the NCDOI prior to payment.

NOTE 8. EARNINGS PER SHARE

The following table shows the computation of earnings per share:

	Income (Numerator)	Shares (Denominator)	Share Amount
For the six months ended June 30, 2002:
Net income	$3,549
Less: Preferred stock dividends	(195)
Basic earnings per share	3,354	7,832	$0.43
Effect of dilutive securities:
Convertible preferred stock	80	324
Stock options and warrants	0	76
Diluted earnings per share	$3,434	8,232	$0.42

For the six months ended June 30, 2001:
Net income	$2,069
Less: Preferred stock dividends	(80)
Basic earnings per share	1,989	7,832	$0.25
Effect of dilutive securities:
Convertible preferred stock	80	324
Stock options and warrants	0	33
Diluted earnings per share	$2,069	8,189	$0.25

For the three months ended June 30, 2002:
Net income	$1,045
Less: Preferred stock dividends	(155)
Basic earnings per share	890	7,832	$0.11
Effect of dilutive securities:
Convertible preferred stock	0	0
Stock options and warrants	0	92
Diluted earnings per share	$890	7,924	$0.11

For the three months ended June 30, 2001:
Net income	$1,050
Less: Preferred stock dividends	(40)
Basic earnings per share	1,010	7,832	$0.13
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	0	63
Diluted earnings per share	$1,050	8,219	$0.13

NOTE 9. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes UIC’s retained risk nonstandard automobile and PBP’s premium finance operations, the runoff of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All Other segment contains other runoff operations of the Company, including worker’s compensation, environmental and general liability. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared revenues and expenses. Shared revenues comprised approximately 11% and 3% of total revenues for the six months ended June 30, 2002 and 2001, respectively (see Note 2 for an explanation of the increase), and shared expenses comprised approximately 4% and 1% of total expenses for the six months ended June 30, 2002 and 2001, respectively. Furthermore, shared revenues comprised approximately 5% and 3% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and shared expenses comprised approximately 4% and 1% of total expenses for the three months ended June 30, 2002 and 2001, respectively. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Automobile (*)	$3,063	$5,145	$8,328	$11,823
Flood	4,729	4,576	9,097	8,661
Commercial (*)	2,823	2,355	6,058	3,699
Adjusting Services	2,142	2,609	4,158	5,020
All Other (*)	642	324	982	552
Total revenue	$13,399	$15,009	$28,623	$29,755

Expenses:
Automobile	$2,957	$3,333	$7,140	$9,766
Flood	4,588	4,173	8,511	7,753
Commercial	2,548	3,939	5,122	4,512
Adjusting Services	1,865	2,432	3,656	4,520
All Other	396	82	645	1,135
Total expenses	$12,354	$13,959	$25,074	$27,686

Net income (loss) before provision for income taxes:
Automobile	$106	$1,812	$1,188	$2,057
Flood	141	403	586	908
Commercial	275	(1,584)	936	(813)
Adjusting Services	277	177	502	500
All Other	246	242	337	(583)
Total net income (loss) before provision for income taxes	1,045	1,050	3,549	2,069
Provision for income taxes	0	0	0	0
Net income	$1,045	$1,050	$3,549	$2,069

*                 Revenues for the Automobile and Commercial segments are inclusive of $1,310 and $807, respectively, of allocated gain from the sale of the Company’s equity investment in ISO (see Note 2) recorded in February 2002. Furthermore, revenues for the All Other segment is inclusive of $294 of gain from the cash settlement of a company sponsored life insurance policy recorded in June 2002 (see Note 1).

NOTE 10. CONTINGENCIES

(a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company’s wholly-owned subsidiaries– SCIC, Catawba, and Consolidated American Insurance Company (CAIC), who are the three defendants to the litigation and who collectively own 30.625% of the stock of QualSure. There are five plaintiffs – QualSure; QualSure Insurance Corporation and QualSure Underwriting Agencies, Inc., which are subsidiaries of QualSure; and Fenelon Ventures II LLC and N.E.M. (West Indies) Insurance Ltd., two stockholders of QualSure. The eight entities involved in the litigation are all parties to a January 20, 2000 Securities Purchase Agreement concerning the purchase of QualSure stock, a January 21, 2000 Stockholders Agreement that governs the rights of the stockholders in, among other things, disposing of their stock in QualSure, and numerous other documents that provide for the management and control of QualSure.

In or about June 2001, SCIC, Catawba, and CAIC entered into negotiations to sell their investments in QualSure to an unrelated third party. On November 2, 2001, the plaintiffs initiated the litigation against SCIC, Catawba, and CAIC by filing a Complaint, a motion for a preliminary injunction, and a motion for expedited discovery. Plaintiffs filed their First Amended Complaint on December 13, 2001; the allegations in the First Amended Complaint are substantially similar to the allegations in the original Complaint. The First Amended Complaint alleges that SCIC, Catawba and CAIC improperly divulged confidential information belonging to QualSure in their negotiations with the third party. Plaintiffs generally allege that defendants’ dissemination of certain information regarding QualSure’s policyholders and QualSure’s calculations of “Probable Maximum Loss” injured QualSure in its efforts to obtain reinsurance for 2002. The First Amended Complaint alleges claims for breach of contract (based on a confidentiality provision in the Stockholders’ Agreement), breach of fiduciary duties (for defendants’ alleged dissemination of the confidential information), and misappropriation of confidential and proprietary information and trade secrets (under Florida’s Uniform Trade Secrets Act). The First Amended Complaint seeks compensatory damages in excess of $75, punitive damages, and preliminary and permanent injunctive relief.

Defendants filed a motion to disqualify plaintiffs’ lead law firm, which was representing the Company in certain matters at the time the plaintiffs initiated the litigation. The Court granted the motion on December 13, 2001. In addition, defendants filed a motion to dismiss the First Amended Complaint on December 14, 2001, on the ground that the First Amended Complaint failed to state claims against SCIC, Catawba, and CAIC upon which relief may be granted. The Court denied the motion to dismiss on July 1, 2002 and SCIC, Catawba and CAIC filed their answers to the First Amended Complaint on July 19, 2002. Additionally, the Court denied plaintiffs’ motion for a preliminary injunction on July 1, 2002.

Further, each side has propounded and responded to written discovery requests and the parties have taken ten depositions. On July 1, 2002, the Court issued a Case Management and Scheduling Order providing that discovery will close on November 1, 2002, and dispositive motions must be filed by December 16, 2002. The Court will schedule a pretrial conference on or after March 24, 2003 and place the case on the trial calendar on or after April 7, 2003. Management believes SCIC, Catawba and CAIC have meritorious defenses to the foregoing action and it will be vigorously contested.

SCIC, Catawba and CAIC have filed a lawsuit in the United States District Court for the Middle District of Florida, Tampa Division against the plaintiffs and R. Thomas Savage, Jr. personally, alleging interference with a business relationship, interference with a prospective business advantage, breach of the Stockholders’ Agreement, and breach of fiduciary duty. The plaintiffs moved to dismiss the lawsuit and the Court denied that motion on July 1, 2002. This lawsuit has been consolidated with the initial lawsuit, thus the discovery, dispositive motion, and pretrial deadlines listed above for the QualSure case also apply to the case initiated by SCIC, Catawba and CAIC.

(b) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America’s Flood Service, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS, and is in its very earliest stages, with appearances and responsive pleadings being filed in July. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA.

(c) Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation involves the Company, SCIC and CAIC. The pleadings allege that SCIC and CAIC issued two workers’ compensation insurance policies to HDC and subsequently cancelled the policies in violation of Arizona law. In April 2002, Defendants filed their Answer to First Amended Complaint and Verified Counterclaims requesting recission of any policies or in the alternative, cancellation of any such policies. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies, for which there is currently no reinsurance, are in effect from January 1, 2002 through December 31, 2002. The Company plans to contest the decision and is evaluating its alternatives. The Company has recorded no transactions associated with the alleged insurance policies and is in the process of accumulating information necessary to appropriately account for the activity, if ultimately required to do so. Though the Company does not believe the initial results of this litigation will have a material adverse impact on the Company or its operations, sufficient information is not yet available for management to reasonably estimate any net asset or liability associated with the activity. Furthermore, the Company is currently working with regulators from the South Carolina, California and Arizona Departments of Insurance to determine what, if any, regulatory involvement will result from this litigation.

(d) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

PART I. - FINANCIAL INFORMATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following policies as critical in understanding and evaluating the Company’s reported financial results:

Valuation of Investments

The Company’s debt securities are reported at fair values in the consolidated balance sheets. Fair values are generally based on quoted market prices. The impact of changes in the reported values of the Company’s debt securities is recorded through accumulated comprehensive income, a separate component of shareholders’ equity. However, if any decline in value of an investment is considered to be other than temporary, a write down of the investment through a charge to current earnings is required. Factors the Company considers in evaluating whether a decline in value is other than temporary include: 1) the Company’s intent and ability to hold the investment long enough to allow for an expected recovery in value; 2) the duration and extent to which the market value has been less than cost; and 3) the financial condition, operating environment and forecasted operations of the issuer.

The Company’s equity securities consist of its investments in Sunshine and QualSure, representing ownership interests of 21.49% and 30.625%, respectively. As each of these investments exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, are included in current earnings.

Asset Valuation Reserves and Impairment

The Company routinely evaluates the collectability of its agents’ balances receivable and premium notes receivable based upon historical aging analyses, past experience, and known economic trends or conditions and establishes reserves for estimated uncollectable accounts. Though the Company believes its current estimated allowances for doubtful accounts are adequate and not excessive, it is possible that the accuracy of the estimation process could be materially impacted as current economic trends or conditions change or develop.

The Company has recorded substantial reinsurance recoverables on paid and unpaid losses and LAE from a variety of reinsurers. The Company routinely evaluates the collectability of these recoverables by monitoring the financial condition of the reinsurer, primarily through the use of A.M. Best ratings and reports. For recoverables from the SC Facility, the NC Facility and the NFIP, the Company believes that any collections risk is mitigated due to the governmental agency’s backing and ability to assess policyholders and member companies for funding deficiencies.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. These impairment tests require, among other things, the estimation of a fair market value of reporting units associated with a company’s goodwill. The Company has unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and PBP) and AFS, respectively. In estimating the fair value of these business units, the Company employs both an income based approach and a market based approach. Significant judgments and estimates involved in this estimation process include forecasts of future sustainable operations, the selection of appropriate discount rates and the identification of appropriate comparable companies and multiples of earnings.

Deferred Policy Acquisition Costs

The Company defers costs that are attributable to, and vary with, the production of insurance premiums to the extent that these costs are considered recoverable from future profits. These deferred policy acquisition costs (DPAC) are amortized into income evenly over the life of the underlying insurance contracts. Periodic recoverability tests, including estimates of sustainable loss and operating expense ratios, are performed on the DPAC and estimated unrecoverable amounts are charged to earnings during the period in which they are deemed unrecoverable.

Property and Casualty Unpaid Losses and LAE

The Company’s liability for property and casualty unpaid losses and LAE includes:

(1)          An accumulation of case estimates for losses reported prior to the close of the accounting period.

(2)          Estimates of incurred-but-not-reported losses, including a supplemental provision for reported claims, based upon past experience and current circumstances.

(3)          Estimates of allocated, as well as unallocated, LAE liabilities determined by applying percentage factors to the unpaid loss reserves, with such factors determined on a by-line basis based on past results of paid loss expenses to paid losses.

(4)          The deduction of estimated amounts recoverable from salvage, subrogation and second injury funds.

(5)          Estimated losses for reinsurance assumed.

Management performs a complete review of the above components of the Company’s reserves to evaluate the adequacy of such reserves. Management believes the reserves are sufficient to prevent prior years’ losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined.

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

Income Taxes

Over the last 10 to 15 years the Company has generated substantial net operating losses, which have resulted in a sizeable federal tax operating loss carryforwards and capital loss carryforwards of $103,921. In addition, the Company has experienced three “change in ownership” events since June 1998, which limit the Company’s ability to fully utilize the benefit of these carryforwards. Due to its lack of consistent earnings, the Company has placed a full valuation reserve against its net deferred tax asset at June 30, 2002 and December 31, 2001. Subsequent revisions to the net realizable value of the net deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the federal net operating loss carryforward expires or is utilized.

Other

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

OVERVIEW

Financial Condition

	June 30, 2002	December 31, 2001
Total cash and investments	$49,008	$45,874
Total assets	147,062	150,638
Total liabilities	116,112	131,074
Special stock	2,590	2,590
Shareholders’ equity	28,360	16,974
Book value per share:
Preferred	10.00	0
Common	2.60	2.17

Results of Operations

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2002	2001	2002	2001
Commission and service income	$8,410	$9,457	$16,922	$18,608
Premiums earned	3,587	3,855	7,044	7,729
Net investment income	547	647	1,086	1,298
Other interest income, net	12	41	46	610
Net realized gain (loss)	330	0	2,466	(218)
Policy fees and other income	513	1,009	1,059	1,728

Total revenue	$13,399	$15,009	$28,623	$29,755

Income from operations, before provision for income taxes	$1,045	$1,050	$3,549	$2,069
Provision for income taxes	0	0	0	0

Net income	$1,045	$1,050	$3,549	$2,069

Basic earnings per share	$0.11	$0.13	$0.43	$0.25
Weighted average shares outstanding	7,832	7,832	7,832	7,832

Diluted earnings per share	$0.11	$0.13	$0.42	$0.25
Weighted average shares outstanding	7,924	8,219	8,232	8,189

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

The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. Its fee-for-service operations include the activities of INS, its flood operations, and its operations as a servicing carrier for the SC Facility and the SCAAIP. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company’s flood unit is a leading provider, and is an original participant, in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and it offers excess flood insurance as a broker for Lloyd’s of London and Wilshire National Corporation. As such, the Company receives commissions and fees from the NFIP, Lloyd’s of London and Wilshire National Corporation, but retains no underwriting risk. The Company’s flood operation also offers flood zone determinations and flood compliance tracking services through its subsidiary, AFS. The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility began runoff in March 1999; however, the Company was able to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility commenced. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

The Company’s traditional insurance operations include its North Carolina nonstandard automobile subsidiary, UIC, and its commercial lines operations. UIC writes nonstandard automobile insurance primarily in the State of North Carolina. UIC cedes substantially all of its liability premiums to the NC Facility and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC’s retained risk operations is on physical damage policies, which are minimum limit policies partially reinsured through a quota share reinsurance agreement. The Company also writes commercial lines insurance, which includes business owner’s policies, commercial package policies and commercial automobile policies. These “main street” policies are sold primarily to small businesses. The Company reinsures its commercial lines operations through facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

The Company seeks to balance its fee-based operations with selective risk underwriting to increase the Company’s value for its shareholders, agents and employees by pursuing maximum growth with limited risk exposure.

RESULTS OF OPERATIONS

Six months ended June 30, 2002 and 2001

Commission and Service Income

Commission and service income decreased $1,686, or 9.1%, to $16,922 for the six months ended June 30, 2002 from $18,608 for the six months ended June 30, 2001. The automobile segment accounted for $1,686 of the overall net decrease, posting commission and service income of $3,932 for the six months ended June 30, 2002, versus $5,618 for the same period of 2001. The decrease is substantially the result of the continuing runoff of the SC Facility, a residual market for automobile insurance in the State of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, were able to renew business in the SC Facility through March 1, 2002. Commission and service income generated by the automobile segment through the SC Facility amounted to $778 for the six months ended June 30, 2002 and $1,837 for the same period of 2001, a decrease of $1,059. The operations of the Company’s North Carolina domiciled subsidiary, UIC, accounted for another $624 decrease in commission and service income, resulting entirely from a decrease in premiums written and ceded to the NC Facility. The decrease is primarily the result of pricing initiatives effected by certain of UIC’s competitors in an effort to increase premium volume. UIC generally does not engage in pricing competitions with its competitors. Rather, UIC relies on its superior customer service, long standing agency relationships and proven commitment to the North Carolina marketplace to maintain or grow its premium volume. To a lesser extent, premiums written and ceded to the NC Facility were impacted by a temporary reduction in premium volume from one of UIC’s largest agents, who had begun rolling its book to an MGA of another insurance carrier. For a variety of reasons, including UIC’s commitment to customer service, this agent has resumed placing business through UIC. The remaining $3 decrease in commission and service income resulted from the Company’s activities as a servicing carrier for the SCAAIP.

The adjusting services segment accounted for another $406 of the overall decrease, posting commission and service income of $3,592 for the six months ended June 30, 2002, versus $3,998 for the same period of 2001. The overall decrease is substantially attributable to the continued runoff of the SC Facility previously discussed. Commission and service income generated from the SC Facility amounted to $271 and $603 for the six months ended June 30, 2002 and 2001, respectively, a decrease of $332. The remaining net decrease of $74 came from the other activities of the adjusting services segment.

Commission and service income for the flood segment was $9,076 for the six months ended June 30, 2002, versus $8,597 for the same period of 2001, an increase of $479. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the claims it services in the amount of 31% of direct written premium and 3.3% of direct incurred losses, respectively. Losses incurred by the NFIP through the Company increased $4,007 for the six months ended June 30, 2002 over the same period of 2001 as a result of substantial flooding in the Ohio River Valley during 2002. Further, throughout 2001 and continuing through the six months ended June 30, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating (FloodXpert®). The Company’s NFIP written premium increased $835 for the six months ended June 30, 2002 over the same period of 2001. As a result of this premium growth and the retention of its NFIP book of business, the Company received marketing bonuses from the NFIP of $615 and $553 in March 2002 and 2001, respectively, an increase of $62.

The remaining $73 decrease in commission and service income came from the Company’s commercial and runoff operations.

Premiums Earned

Net premiums earned decreased $685, or 8.9%, to $7,044 for the six months ended June 30, 2002 from $7,729 for the six months ended June 30, 2001. The automobile segment accounted for $2,050 of the overall decrease, posting premiums earned of $2,404 for the six months ended June 30, 2002 versus $4,454 for the same period of 2001. The overall decrease primarily resulted from two factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the six months ended June 30, 2002 amounted to $433, a decrease of $1,703 over the $2,136 earned for the same period of 2001. Second, premiums earned by UIC amounted to $1,915 for the six months ended June 30, 2002 versus $2,418 for the same period of 2001, a decrease of $503. Through the end of the first quarter of 2001, the Company was retaining liability risks in the State of North Carolina rather than ceding those risks to the NC Facility in an attempt to gain a competitive advantage. In February 2001, a new management team with extensive experience in the North Carolina nonstandard automobile market was hired to oversee the operations of UIC and the policy of retaining liability risks was terminated. As a result, beginning with the second quarter of 2001 substantially all liability risks have been ceded to the NC Facility. Further contributing to the reduced premiums earned by UIC were the results of the previously discussed pricing initiatives effected by certain of UIC’s competitors in an effort to increase premium volume and the temporary reduction in premium volume from one of UIC’s largest agents (see Commission and Service Income). The remaining $156 increase in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility.

Premiums earned by the commercial segment amounted to $4,632 for the six months ended June 30, 2002, versus $3,253 for the same period of 2001, an increase of $1,379. From April 1, 2000 through March 31, 2001, the Company’s commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company’s request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the six months ended June 30, 2002 over the same period of 2001. Further contributing to the increase in premiums earned, though to a lesser extent, was the effect of a 9.9% direct premium growth rate between periods as a result of an increase in average premium and the implementation of the Company’s internet based policy rating system (CommercialXpert™) for the Company’s commercial agents.

The remaining $14 decrease in premiums earned came from the Company’s runoff operations.

Net Investment Income

Net investment income decreased $212, or 16.3%, to $1,086 for the six months ended June 30, 2002 from $1,298 for the six months ended June 30, 2001. The principal cause of the decrease was the continually decreasing general level of market interest rates, partially offset by an increase in the Company’s investment portfolio between December 31, 2001 and June 30, 2002 as a result of its profitable operations. For the six months ended June 30, 2002, the Company’s investment portfolio yielded an average return of 5.6%, a deterioration over the 6.2% averaged for the same period of 2001.

Other Interest Income, Net

Net other interest income decreased $564, or 92.6%, to $46 for the six months ended June 30, 2002 from $610 for the six months ended June 30, 2001. The decrease is substantially due to a reduction in UIC premiums financed through PBP as a result of the implementation of UIC’s installment billing program. A substantial portion of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Net other interest income realized by PBP was $33 for the six months ended June 30, 2002 versus $517 for the same period of 2001, a decrease of $484. The remaining $80 decrease in net other interest income came from all other operations and is substantially attributable to reduced interest income from the SC Facility, which began runoff effective March 1, 2002.

Net Realized Gain (Loss)

Net realized gains amounted to $2,466 for the six months ended June 30, 2002. At December 31, 2001, the Company owned 32,676 shares of common stock of ISO that it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117. In addition, the Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294. Finally, another $55 in gains were realized from the sale of investments for operations.

Net realized losses amounted to $218 for the six months ended June 30, 2001 due substantially to the disposal of certain obsolete data processing equipment and software and the sale of certain automobiles no longer required for operations.

Policy Fees and Other Income

Policy fees and other income decreased $669, or 38.7%, to $1,059 for the six months ended June 30, 2002 from $1,728 for the six months ended June 30, 2001. The Company’s primary source of policy fees revenue is its Nashville nonstandard automobile operations and its premium financing operations of PBP, which were placed into runoff in June 2000 and December 2001, respectively. As a result, virtually no premiums were written through the Nashville operation or financed through PBP for the six months ended June 30, 2002. Because the policy fees associated with each of these operations are directly correlated to premium writings and financing, they decreased $585 to a balance of $10 for the six months ended June 30, 2002 versus $595 for the same period in 2001. Partially offsetting these decreases in policy fees and other income was a $123 increase in other income earned by UIC associated with fees it is allowed to charge on the installment billing program that began in December 2001

Further contributing to the overall decrease in policy fees and other income was a decrease of $432 associated with a division of the adjusting services segment. The division posted policy fees and other income of $509 for the six months ended June 30, 2002 versus $941 for the same period of 2001. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of key customers’ automobile programs in the state.

Significantly offsetting these decreases in policy fees and other income was a $356 increase in other income resulting from the Company’s equity in the earnings of its unconsolidated subsidiaries, Sunshine and QualSure, from a loss of $359 for the six months ended June 30, 2001 to a loss of $3 for the same period in 2002. As the Company’s investment in each of these unconsolidated affiliates exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, is included in current earnings.

The remaining decrease in policy fees and other income of $131 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $840, or 16.7%, to $4,186 for the six months ended June 30, 2002 from $5,026 for the six months ended June 30, 2001. The automobile segment accounted for $872 of the overall decrease, posting losses and LAE of $1,439 for the six months ended June 30, 2002 versus $2,311 for the same period of 2001. The decrease primarily resulted from two factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Losses and LAE incurred from these operations for the six months ended June 30, 2002 amounted to $66, a decrease of $858 over the $924 incurred for the same period of 2001. Second, losses and LAE incurred by UIC amounted to $1,206 for the six months ended June 30, 2002 versus $1,257 for the same period of 2001, a decrease of $51. This decrease is attributable to the aforementioned decrease in premium volume resulting from the initiative to cede all liability premiums to the NC Facility and the temporary reduction in premium volume from one of UIC’s largest agents (see Premiums Earned). The overall decrease in UIC’s losses and LAE was not as significant as the corresponding premiums earned due to a deteriorated loss and LAE ratio between the comparable periods. The remaining $37 increase in losses and LAE incurred by the automobile segment came from business the Company is required to assume from the SC Facility.

Furthering the overall decrease in losses and LAE was the $570 decrease posted by the Company’s runoff environmental and workers compensation operations. During the six months ended June 30, 2001, the Company was engaged in a general strengthening of its reserves for these runoff operations. As a result, the operation posted losses and LAE incurred of $850. While no broad policy of reserve strengthening was employed during the six months ended June 30, 2002, additional environmental reserves were incurred during the period as a result of the recent insolvency of Reliance Insurance Company. As a result of this insolvency, the Company was notified that all reinsurers who shared liability exposure with Reliance Insurance Company are required to absorb that company’s share of loss exposure. As a result, the runoff operations posted losses and LAE incurred of $280.

Partially offsetting the decreases in losses and LAE incurred by the automobile and runoff segments was the $772 increase posted by the commercial segment. From April 1, 2000 through March 31, 2001, the Company’s commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company’s request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a negative impact on the Company’s losses and LAE for the six months ended June 30, 2002 over the same period of 2001. Further contributing to the increase, though to a lesser extent, were the losses and LAE associated with the segment’s premium growth between periods (see Premiums Earned).

The remaining decrease of $170 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs remained relatively consistent between reporting periods, decreasing $221, or 1.9%, from a balance of $11,632 for the six months ended June 30, 2001 to a balance of $11,411 for the six months ended June 30, 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was 21.6% and 20.0% for the six months ended June 30, 2002 and 2001, respectively. The higher percentage of acquisition costs is primarily attributable to the decreasing premium volume of the SC Facility and NC Facility components of the automobile segment, as they pay much lower agent commissions than the commercial and flood segments, which experienced premium growth between reporting periods.

Interest Expense

Interest expense was $159 and $428 for the six months ended June 30, 2002 and 2001, respectively, a decrease of $269. On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility and for general corporate purposes.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,282, or 12.1%, to $9,318 for the six months ended June 30, 2002 from $10,600 for the six months ended June 30, 2001. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base, there were certain other noteworthy fluctuations:

•                  In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. The provisions of the plan require recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. Other operating costs and expenses for the six months ended June 30, 2002 includes $526 related to the Company’s obligations under the plan.

•                  The Company or its subsidiaries are party to three primary pieces of litigation (see Note 10 of Notes to Financial Statements and Part II – Other Information). As a result, legal expenses for the six months ended June 30, 2002 are approximately $407 higher than for the corresponding period of 2001.

•                  As compensation for personal services rendered in connection with the settlement of certain then-outstanding litigation, the Company incurred $433 in consulting expenses to a member of its Board of Directors during the six months ended June 30, 2001. No such arrangements existed for the corresponding period of 2002.

•                  A substantial portion of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Management fee expenses incurred in June 2001 and for the six months ended June 30, 2002 were $139 and $24, respectively, a decrease of $115.

At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the six months ended June 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $333 through a credit to earnings.

•                  On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Monthly lease expense is calculated annually at a predetermined spread over the Prime Lending Rate. Lease expense for the six months ended June 30, 2002 was $146, a decrease of $90 over the expense incurred for the same period of 2001.

•                  On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility and for general corporate purposes. In connection with this transaction, the unamortized portion of the deferred loan origination fees were expensed. As a result, other operating costs and expenses for the six months ended June 30, 2002 includes additional amortization expense of $72 as compared to the same period of 2001.

•                  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. As a result of adopting SFAS No. 142, other operating costs and expenses for the six months ended June 30, 2002 did not include goodwill amortization of $62.

Three months ended June 30, 2002 and 2001

Commission and Service Income

Commission and service income decreased $1,047, or 11.1%, to $8,410 for the three months ended June 30, 2002 from $9,457 for the three months ended June 30, 2001. The automobile segment accounted for $1,006 of the overall net decrease, posting commission and service income of $1,587 for the three months ended June 30, 2002, versus $2,593 for the same period of 2001. The decrease is substantially the result of the aforementioned runoff of the SC Facility, a residual market for automobile insurance in the State of South Carolina. Commission and service income generated by the automobile segment through the SC Facility amounted to $105 for the three months ended June 30, 2002 and $861 for the same period of 2001, a decrease of $756. The operations of the Company’s North Carolina domiciled subsidiary, UIC, accounted for another $250 decrease in commission and service income, resulting entirely from a decrease in premiums written and ceded to the NC Facility. The decrease is primarily the result of pricing initiatives effected by certain of UIC’s competitors in an effort to increase premium volume. UIC generally does not engage in pricing competitions with its competitors. Rather, UIC relies on its superior customer service, long standing agency relationships and proven commitment to the North Carolina marketplace to maintain or grow its premium volume. To a lesser extent, premiums written and ceded to the NC Facility were impacted by a temporary reduction in premium volume from one of UIC’s largest agents, who had begun rolling its book to an MGA of another insurance carrier. For a variety of reasons, including UIC’s commitment to customer service, this agent has resumed placing business through UIC.

The adjusting services segment accounted for another $210 of the overall decrease, posting commission and service income of $1,874 for the three months ended June 30, 2002, versus $2,084 for the same period of 2001. The overall decrease is substantially attributable to the continued runoff of the SC Facility previously discussed. Commission and service income generated from the SC Facility amounted to $129 and $242 for the three months ended June 30, 2002 and 2001, respectively, a decrease of $113. The remaining net decrease of $97 came from the other activities of the adjusting services segment.

Commission and service income for the flood segment was $4,721 for the three months ended June 30, 2002, versus $4,565 for the same period of 2001, an increase of $156. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the claims it services in the amount of 31% of direct written premium and 3.3% of direct incurred losses, respectively. Substantially all of the increase in the flood segment’s commission and service income is due to premium growth between periods as a result of obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating (FloodXpert®).

The remaining $13 increase in commission and service income came from the Company’s commercial and runoff operations.

Premiums Earned

Net premiums earned decreased $268, or 7.0%, to $3,587 for the three months ended June 30, 2002 from $3,855 for the three months ended June 30, 2001. The automobile segment accounted for $552 of the overall decrease, posting premiums earned of $1,153 for the three months ended June 30, 2002 versus $1,705 for the same period of 2001. The overall decrease primarily resulted from two factors. First, as previously discussed the Company’s Nashville and South Carolina voluntary automobile operations have been in runoff since the middle of 2000. Premiums earned from these operations for the three months ended June 30, 2002 amounted to $211, a decrease of $395 over the $606 earned for the same period of 2001. Second, premiums earned by UIC amounted to $939 for the three months ended June 30, 2002 versus $1,214 for the same period of 2001, a decrease of $275. As previously discussed, the decrease is primarily attributable to the change in policy from retaining certain liability risks to ceding those risks to the NC Facility. Further contributing to the reduced premiums earned by UIC were the results of the previously discussed pricing initiatives effected by certain of UIC’s competitors in an effort to increase premium volume and the temporary reduction in premium volume from one of UIC’s largest agents (see Commission and Service Income). The remaining $118 increase in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility.

Premiums earned by the commercial segment amounted to $2,432 for the three months ended June 30, 2002, versus $2,139 for the same period of 2001, an increase of $293. The increase in premiums earned was entirely attributable to the effect of a 8.7% direct premium growth rate between periods as a result of an increase in average premium and the implementation of the Company’s internet based policy rating system (CommercialXpert™) for the Company’s commercial agents.

The remaining $9 decrease in premiums earned came from the Company’s runoff operations.

Net Investment Income

Net investment income decreased $100, or 15.5%, to $547 for the three months ended June 30, 2002 from $647 for the three months ended June 30, 2001. The principal cause of the decrease was the decreasing level of general market interest rates. For the three months ended June 30, 2002, the Company’s investment portfolio yielded an average return of 5.7%, a deterioration over the 6.0% averaged for the same period of 2001.

Other Interest Income, Net

Net other interest income decreased $29, or 70.7%, to $12 for the three months ended June 30, 2002 from $41 for the three months ended June 30, 2001. As previously discussed, UIC ceased financing premium through PBP in December 2001 and PBP was placed into runoff. Net other interest income realized by PBP was $2 for the three months ended June 30, 2002 versus $251 for the same period of 2001, a decrease of $249. This decrease was partially offset by an increase in interest income received from the SC Facility of $220.

Net Realized Gain (Loss)

Net realized gains amounted to $330 for the three months ended June 30, 2002. The Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294. Another $36 in gains were realized from the sale of investments for operations.

Policy Fees and Other Income

Policy fees and other income decreased $496, or 49.2%, to $513 for the three months ended June 30, 2002 from $1,009 for the three months ended June 30, 2001. As a result of the aforementioned runoff of PBP and the Company’s Nashville operations, virtually no premiums were written or financed through these operations for the three months ended June 30, 2002. Because the policy fees associated with each of these operations are directly correlated to premium writings and financing, they decreased $275 for the three months ended June 30, 2002 versus the same period in 2001. Partially offsetting these decreases in policy fees and other income was a $67 increase in other income earned by UIC associated with fees it is allowed to charge on the installment billing program that began in December 2001.

Further contributing to the overall decrease in policy fees and other income was a decrease of $254 associated with a division of the adjusting services segment. The division posted policy fees and other income of $267 for the three months ended June 30, 2002 versus $521 for the same period of 2001. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of key customers’ automobile programs in the state.

Also contributing to the overall decrease in policy fees and other income was a $24 decrease resulting from the Company’s equity in the earnings of its unconsolidated subsidiaries, Sunshine and QualSure, from income of $38 for the three months ended June 30, 2001 to income of $14 for the same period in 2002. As the Company’s investment in each of these unconsolidated affiliates exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, is included in current earnings.

The remaining decrease in policy fees and other income of $10 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE decreased $97, or 4.2%, to $2,210 for the three months ended June 30, 2002 from $2,307 for the three months ended June 30, 2001. The automobile and commercial segments accounted for $100 of the net overall decrease, posting losses and LAE of $1,989 for the three months ended June 30, 2002 versus $2,089 for the same period of 2001. The decrease primarily resulted from the aforementioned runoff of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina, substantially offset by increased losses and LAE in the commercial segment as a result of previously discussed changes in reinsurance and premium growth (see Premiums Earned).

The remaining $3 increase in losses and LAE came from the Company’s runoff environmental and workers compensation operations. During the three months ended June 30, 2001, the Company was engaged in a general strengthening of its reserves for these runoff operations. As a result, the operation posted losses and LAE incurred of $218. While no broad policy of reserve strengthening was employed during the three months ended June 30, 2002, additional environmental reserves were incurred during the period as a result of the recent insolvency of Reliance Insurance Company. As a result of this insolvency, the Company was notified that all reinsurers who shared liability exposure with Reliance Insurance Company are required to absorb that company’s share of loss exposure. As a result, the runoff operations posted losses and LAE incurred of $221.

Policy Acquisition Costs

Policy acquisition costs decreased $269, or 4.5%, to $5,724 for the three months ended June 30, 2002 from $5,993 for the three months ended June 30, 2001. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was 21.8% and 20.0% for the three months ended June 30, 2002 and 2001, respectively. The higher percentage of acquisition costs is primarily attributable to the decreasing premium volume of the SC Facility and NC Facility components of the automobile segment, as they pay much lower agent commissions than the commercial and flood segments, which experienced premium growth between reporting periods.

Interest Expense

Interest expense was $4 and $199 for the three months ended June 30, 2002 and 2001, respectively, a decrease of $195. On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility and for general corporate purposes.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,044, or 19.1%, to $4,416 for the three months ended June 30, 2002 from $5,460 for the three months ended June 30, 2001. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base, there were certain other noteworthy fluctuations:

•                  In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. The provisions of the plan require recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. Other operating costs and expenses for the three months ended June 30, 2002 includes $73 related to the Company’s obligations under the plan.

•                  The Company or its subsidiaries are party to three primary pieces of litigation (see Note 10 of Notes to Financial Statements and Part II – Other Information). As a result, legal expenses for the three months ended June 30, 2002 are approximately $413 higher than for the corresponding period of 2001.

•                  As compensation for personal services rendered in connection with the settlement of certain then-outstanding litigation, the Company incurred $433 in consulting expenses to a member of its Board of Directors during the three months ended June 30, 2001. No such arrangements existed for the corresponding period of 2002.

•                  A substantial portion of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Management fee expenses incurred in June 2001 and for the three months ended June 30, 2002 were $139 and $0, respectively, a decrease of $139.

At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the three months ended June 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $333 through a credit to earnings.

•                  On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Monthly lease expense is calculated annually at a predetermined spread over the Prime Lending Rate. Lease expense for the three months ended June 30, 2002 was $73, a decrease of $45 over the expense incurred for the same period of 2001.

•                  On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility and for general corporate purposes. In connection with this transaction, the unamortized portion of the deferred loan origination fees were expensed. As a result, other operating costs and expenses for the three months ended June 30, 2002 includes additional amortization expense of $9 as compared to the same period of 2001.

•                  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. As a result of adopting SFAS No. 142, other operating costs and expenses for the three months ended June 30, 2002 did not include goodwill amortization of $31.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity relates to the Company’s ability to produce sufficient cash to fulfill its contractual obligations. In addition to payments for its routine and recurring operating expenses, the Company’s principal contractual obligations include the payment of liabilities to its policyholders for unpaid losses and LAE, the $2,590 aggregate redemption of the Special Stock and the AFS Special Stock in August 2002, and the future lease payments under its various operating leases. The Company is not party to, or contingently liable for, any off balance sheet financing arrangements or guarantees of any related or unaffiliated third party debt.

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

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the redemption of its Special Stock in August 2002 and dividend payments on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

The Company believes that its existing sources of funds are adequate to enable it to conduct its business as described in this Quarterly Report on Form 10-Q for the foreseeable future.

Sources and Uses of Cash Flows

Operating Activities

Net cash provided by operations was $3,970 for the six months ended June 30, 2002, compared to net cash provided of $292 for the same period of 2001. Net income for the six months ended June 30, 2002 amounted to $3,549 (see “Results of Operations”). Included in the net income for the period is a gain on sale of equity securities of $2,117 (see Investing Activities below). The Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. Included in the net income for the six months ended June 30, 2002 is a $294 gain on the settlement of one of these policies. Cash provided by the settlement amounted to $848. Other significant sources of cash from operations include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $4,626 and the $1,726 reduction in reinsurance premiums prepaid to the Company’s reinsurers. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the six months ended June 30, 2002, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2001 surpassed new recoverables being generated through continuing operations. Similarly, the SC Facility entered its final runoff effective March 1, 2002. As premiums written for the SC Facility continue to runoff, the Company will continue to experience a reduction in the level of reinsurance premiums prepaid to the SC Facility.

Another significant source of cash was the $4,029 in collections on PBP’s premium notes receivable. A substantial portion of UIC’s written premium has traditionally been financed through PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, during the three months ended June 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $333 through a credit to earnings.

Throughout 2001 and continuing through the six months ended June 30, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating (FloodXpert®). As a result of this premium growth and the retention of its NFIP book of business, the Company received a marketing bonus from the NFIP of $615 in March 2002. As a result of the substantial increase in flood premium volume, the Company’s liability to the NFIP for premiums collected on its behalf has grown approximately $1,631 between December 31, 2001 and June 30, 2002. This is the largest driver of the increase in balances due other insurance companies for that time period.

Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $6,823 and the liability for unearned premiums of $697. The primary cause of these reductions is the continued runoff of the Company’s environmental and workers compensation reserves and the discontinuation of the Company’s Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As the Nashville and South Carolina voluntary programs continued runoff during the three months ended March 31, 2002, the liabilities for losses and LAE and unearned premiums were being paid down and earned.

Another significant use of cash was the $1,639 net increase in premiums and agents’ balances receivable. The majority of UIC’s written premium has traditionally been financed through PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. As such, premiums historically paid in full by PBP to UIC are now being billed and collected by UIC.

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

Investing Activities

Investing activities for the six months ended June 30, 2002 used cash in the amount of $4,299. Cash expended in the purchase and sale of fixed assets amounted to $366 as the Company upgraded certain obsolete computer equipment and installed a backup generator at its corporate headquarters. Cash expended in the net acquisition of investments amounted to $3,933 for the period primarily as a result of the Company’s sale of a previously nonmarketable equity security. At December 31, 2001, the Company owned 32,676 shares of common stock of ISO which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. Total cash and investments at June 30, 2002 and December 31, 2001 was $49,008 and $45,874, respectively. All debt securities are considered available-for-sale and are carried at fair value as of June 30, 2002 and December 31, 2001. The weighted-average maturity of the fixed income investments as of June 30, 2002 was approximately 2.51 years. The average net investment yield on the Company’s investment portfolio was 5.6% for the six months ended June 30, 2002.

Financing Activities

Financing activities for the six months ended June 30, 2002 provided cash in the amount of $84. On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is non convertible and non redeemable and pays quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR. Dividends paid on the Company’s Special Stock, AFS Special Stock and Adjustable Rate Cumulative Nonvoting Preferred Special Stock amounted to $195 for the six months ended June 30, 2002.

On or before August 15, 2002, the Company will redeem the Special Stock and the AFS Special Stock at an aggregate cost of $2,590. Included in the Company’s cash and short-term investments at June 30, 2002 are amounts designated for the satisfaction of these maturing obligations.

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

The South Carolina Insurance Holding Company Regulatory Act requires that all non-extraordinary dividends be approved by the SCDOI prior to payment. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer’s surplus as regards policyholders as shown in the insurer’s most recent Annual Statement, or (ii) net income, not including realized capital gains or losses, as shown in the insurer’s most recent Annual Statement. Extraordinary dividends must be approved by the Commissioner of the SCDOI, or his designee, prior to payment.

The North Carolina Insurance Holding Company System Regulatory Act allows payment of non-extraordinary dividends without prior approval of the Commissioner of the NCDOI provided that, in the Commissioner’s judgment, the dividends do not impair the financial soundness of the company or are not detrimental to its policyholders. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer’s surplus as regards policyholders as of the preceding December 31, or (ii) net income, not including realized capital gains, for the 12-month period ending the preceding December 31. In determining whether a dividend or distribution is extraordinary, an insurer other than a life insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. Extraordinary dividends must be approved by the Commissioner of the NCDOI prior to payment.

Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors. If the ability of the Company’s insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company’s ability to service its special stock and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

The volume of premiums that the property and casualty insurance subsidiaries may prudently write is based in part on the amount of statutory net worth as determined in accordance with applicable insurance regulations. The NAIC has adopted RBC requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that are potentially inadequately capitalized. Compliance is determined by the ratio of the Company’s regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation and may be subject to other regulatory actions. All of the insurance subsidiaries have ratios in excess of the level that would prompt regulatory action.

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

•                  the possibility that the Company will be unable to meet its cash flow requirements; the Company has suffered net operating losses in recent years and the Company may continue to experience net operating losses in the future;

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

•                  the risk of loss of one or more key MGA relationships and the related risk that such agent could not be replaced;

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

PART I. - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars shown in thousands)

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002		December 31, 2001
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Government, government agencies and authorities	$14,190	$14,545	$14,202	$14,605
States, municipalities and political subdivisions	375	393	375	388
Corporate bonds	21,292	22,046	17,930	18,545

Total	$35,857	$36,984	$32,507	$33,538

The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company’s debt securities by approximately $(1,048) and $808, respectively, as of June 30, 2002. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available-for-sale and are carried at market value as of June 30, 2002 and December 31, 2001. The weighted-average maturity of the fixed income investments as of June 30, 2002 was approximately 2.51 years.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

(a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company’s wholly-owned subsidiaries – SCIC, Catawba, and CAIC, who are the three defendants to the litigation and who collectively own 30.625% of the stock of QualSure. There are five plaintiffs – QualSure; QualSure Insurance Corporation and QualSure Underwriting Agencies, Inc., which are subsidiaries of QualSure; and Fenelon Ventures II LLC and N.E.M. (West Indies) Insurance Ltd., two stockholders of QualSure. The eight entities involved in the litigation are all parties to a January 20, 2000 Securities Purchase Agreement concerning the purchase of QualSure stock, a January 21, 2000 Stockholders Agreement that governs the rights of the stockholders in, among other things, disposing of their stock in QualSure, and numerous other documents that provide for the management and control of QualSure.

In or about June 2001, SCIC, Catawba, and CAIC entered into negotiations to sell their investments in QualSure to an unrelated third party. On November 2, 2001, the plaintiffs initiated the litigation against SCIC, Catawba, and CAIC by filing a Complaint, a motion for a preliminary injunction, and a motion for expedited discovery. Plaintiffs filed their First Amended Complaint on December 13, 2001; the allegations in the First Amended Complaint are substantially similar to the allegations in the original Complaint. The First Amended Complaint alleges that SCIC, Catawba and CAIC improperly divulged confidential information belonging to QualSure in their negotiations with the third party. Plaintiffs generally allege that defendants’ dissemination of certain information regarding QualSure’s policyholders and QualSure’s calculations of “Probable Maximum Loss” injured QualSure in its efforts to obtain reinsurance for 2002. The First Amended Complaint alleges claims for breach of contract (based on a confidentiality provision in the Stockholders’ Agreement), breach of fiduciary duties (for defendants’ alleged dissemination of the confidential information), and misappropriation of confidential and proprietary information and trade secrets (under Florida’s Uniform Trade Secrets Act). The First Amended Complaint seeks compensatory damages in excess of $75,000, punitive damages, and preliminary and permanent injunctive relief.

Defendants filed a motion to disqualify plaintiffs’ lead law firm, which was representing the Company in certain matters at the time the plaintiffs initiated the litigation. The Court granted the motion on December 13, 2001. In addition, defendants filed a motion to dismiss the First Amended Complaint on December 14, 2001, on the ground that the First Amended Complaint failed to state claims against SCIC, Catawba, and CAIC upon which relief may be granted. The Court denied the motion to dismiss on July 1, 2002 and SCIC, Catawba and CAIC filed their answers to the First Amended Complaint on July 19, 2002. Additionally, the Court denied plaintiffs’ motion for a preliminary injunction on July 1, 2002.

Further, each side has propounded and responded to written discovery requests and the parties have taken ten depositions. On July 1, 2002, the Court issued a Case Management and Scheduling Order providing that discovery will close on November 1, 2002, and dispositive motions must be filed by December 16, 2002. The Court will schedule a pretrial conference on or after March 24, 2003 and place the case on the trial calendar on or after April 7, 2003. Management believes SCIC, Catawba and CAIC have meritorious defenses to the foregoing action and it will be vigorously contested.

SCIC, Catawba and CAIC have filed a lawsuit in the United States District Court for the Middle District of Florida, Tampa Division against the plaintiffs and R. Thomas Savage, Jr. personally, alleging interference with a business relationship, interference with a prospective business advantage, breach of the Stockholders’ Agreement, and breach of fiduciary duty. The plaintiffs moved to dismiss the lawsuit and the Court denied that motion on July 1, 2002. This lawsuit has been consolidated with the initial lawsuit, thus the discovery, dispositive motion, and pretrial deadlines listed above for the QualSure case also apply to the case initiated by SCIC, Catawba and CAIC.

(b) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America’s Flood Service, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS, and is in its very earliest stages, with appearances and responsive pleadings being filed in July. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA.

(c) Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation involves the Company, SCIC and CAIC. The pleadings allege that SCIC and CAIC issued two workers’ compensation insurance policies to HDC and subsequently cancelled the policies in violation of Arizona law. In April 2002, Defendants filed their Answer to First Amended Complaint and Verified Counterclaims requesting recission of any policies or in the alternative, cancellation of any such policies. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies, for which there is currently no reinsurance, are in effect from January 1, 2002 through December 31, 2002. The Company plans to contest the decision and is evaluating its alternatives. The Company has recorded no transactions associated with the alleged insurance policies and is in the process of accumulating information necessary to appropriately account for the activity, if ultimately required to do so. Though the Company does not believe the initial results of this litigation will have a material adverse impact on the Company or its operations, sufficient information is not yet available for management to reasonably estimate any net asset or liability associated with the activity. Furthermore, the Company is currently working with regulators from the South Carolina, California and Arizona Departments of Insurance to determine what, if any, regulatory involvement will result from this litigation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)                 The Annual Meeting of Shareholders (the Meeting) of the Company, was held on May 8, 2002. As of March 11, 2002, and for purposes of the Meeting, there were 7,831,681 shares of common stock of the Company, par value $1.00 per share (the Common Stock), issued and outstanding. At the Meeting, there were 6,900,680 shares (90% of the outstanding shares entitled to vote) represented in person or by proxy.

(c)                 The Meeting was called for the following purpose and with the following results:

1)             To elect two (2) directors, A. Crawford Clarkson, Jr. and John P. Seibels, to hold office until the 2005 Annual Meeting of Shareholders or until his successor shall be elected and shall qualify. Both Directors were elected with at least 6,883,854 votes (98% of the votes cast).

Nominee	Votes Cast For	Votes Cast Against	Votes Abstained	Unvoted

A. Crawford Clarkson, Jr.	6,883,854	16,826	None	None
John P. Seibels	6,883,878	16,802	None	None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of exhibits

3.1

Restated Articles of Incorporation of the Registrant, as amended, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998. Articles of Amendment to the Restated Articles of Incorporation, dated March 28, 2002, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 2001. Articles of Amendment to the Restated Articles of Incorporation, dated July 2, 2002.

	3.2	By-laws of the Registrant, as amended and restated, dated February 4, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.2, for the year ended December 31, 1998.

4.1

The rights of the Company’s equity security holders are defined in the Company’s Restated Articles of Incorporation, as amended, dated February 12, 1999, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 1998, the Company’s Articles of Amendment to the Restated Articles of Incorporation, dated March 28, 2002, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.1, for the year ended December 31, 2001 and the Company’s Articles of Amendment to the Restated Articles of Incorporation, dated July 2, 2002, incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, for the quarter ended June 30, 2002.

	4.2	Form of the certificate of the Company’s Common Stock, par value $1.00 per share, incorporated herein by reference to the Registrant’s Registration Statement on Form S-2 (File No. 333-24081).

	10.1	The Seibels Bruce Group, Inc. Stock Ownership Bonus Program, adopted January 25, 2002.

	99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

	(i)	Form 8-K filed with the Securities and Exchange Commission on June 4, 2002 to report the appointment of Johnson Lambert & Co. as the Company’s independent auditors, replacing Arthur Andersen LLP.

	(ii)	Form 8-K/A filed with the Securities and Exchange Commission on June 6, 2002 to report the appointment of Johnson Lambert & Co. as the Company’s independent auditors, replacing Arthur Andersen LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SEIBELS BRUCE GROUP, INC.

(Registrant)

Date: August 12, 2002	/s/ John E. Natili
John E. Natili President and Chief Executive Officer

Date: August 12, 2002	/s/ Kenneth W. Marter
Kenneth W. Marter Chief Financial Officer and Treasurer

Date: August 12, 2002	/s/ Bryan D. Rivers
Bryan D. Rivers, CPA Controller (Principal Accounting Officer)