Form 10-Q
period 2002-09-30
SEIBELS BRUCE GROUP INC
filed 2002-11-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at November 14, 2002.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts shown in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and investments:
Debt securities, available-for-sale, at market (cost of $33,742 in 2002 and $32,507 in 2001)	$35,539	$33,538
Equity securities	5,766	5,961
Cash and short-term investments	5,561	6,375
Total cash and investments	46,866	45,874
Accrued investment income	535	702
Premiums and agents’ balances receivable, net of allowance for doubtful accounts of $3,151 in 2002 and $3,013 in 2001	3,483	2,604
Premium notes receivable, net of allowance for doubtful accounts of $5 in 2002 and $750 in 2001	28	3,668
Reinsurance recoverable on paid losses and loss adjustment expenses	10,121	10,246
Reinsurance recoverable on unpaid losses and loss adjustment expenses	33,991	40,832
Property and equipment, net	1,146	807
Prepaid reinsurance premiums-ceded business	35,000	36,548
Deferred policy acquisition costs	1,525	1,200
Goodwill	4,513	4,513
Other assets	11,925	3,644
Total assets	$149,133	$150,638

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims - retained business	$25,857	$21,334
- ceded business	32,753	38,785
Adjustment expenses - retained business	5,175	4,709
- ceded business	1,238	2,047
Unearned premiums:
Property and casualty - retained business	7,232	6,116
- ceded business	35,000	36,548
Balances due other insurance companies	5,632	3,372
Debt	0	7,721
Other liabilities and deferred items	5,501	10,442
Total liabilities	118,388	131,074

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares
Issued and outstanding 0 and 209,000 shares in 2002 and 2001, respectively, of cumulative $0.62, convertible, redeemable, nonvoting, special preferred stock	0	2,090
Issued and outstanding 0 and 50,000 shares in 2002 and 2001, respectively, of cumulative $0.625 convertible, redeemable, nonvoting, special preferred stock	0	500
Total special stock	0	2,590

SHAREHOLDERS’ EQUITY
Adjustable Rate Cumulative Nonvoting Preferred Special Stock, issued and outstanding 800,000 shares	8,000	0
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares	7,832	7,832
Additional paid-in-capital	61,989	61,989
Accumulated other comprehensive income	1,910	1,134
Accumulated deficit	(48,986)	(53,981)
Total shareholders’ equity	30,745	16,974
Total liabilities and shareholders’ equity	$149,133	$150,638

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts shown in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Commission and service income	$9,568	$9,461	$26,490	$28,069
Premiums earned	13,682	3,288	20,726	11,016
Net investment income	562	600	1,647	1,899
Other interest income, net	7	309	53	919
Net realized gain (loss)	13	51	2,480	(167)
Policy fees and other income	308	579	1,367	2,308
Total revenues	24,140	14,288	52,763	44,044

Expenses:
Losses and loss adjustment expenses	10,978	1,260	15,164	6,286
Policy acquisition costs	7,189	5,816	18,600	17,448
Interest expense	4	168	164	597
Other operating costs and expenses	4,230	5,984	13,547	16,584
Special items	0	(156)	0	(156)
Total expenses	22,401	13,072	47,475	40,759

Income from operations, before (benefit) provision for income taxes	1,739	1,216	5,288	3,285
(Benefit) provision for income taxes	(30)	30	(30)	30

Net income	1,769	1,186	5,318	3,255

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $13 and $51 for gains included in net income for the three months ended September 30, 2002 and 2001, respectively, and $68 and $51 for gains included in net income for the nine months ended September 30, 2002 and 2001, respectively	744	750	776	1,208
Comprehensive net income	$2,513	$1,936	$6,094	$4,463

Basic earnings per share	$0.21	$0.15	$0.64	$0.40
Weighted average shares outstanding	7,832	7,832	7,832	7,832

Diluted earnings per share	$0.21	$0.14	$0.62	$0.40
Weighted average shares outstanding	8,028	8,233	8,164	8,204

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Amounts shown in thousands)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$5,318	$3,255
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of unconsolidated subsidiaries	206	519
Provision for (recovery of) losses on premiums and agents’ balances receivable, net	138	(811)
Recovery of losses on premium notes receivable	(745)	(301)
Amortization of deferred policy acquisition costs	18,600	17,448
Depreciation and amortization	391	378
Realized gain on settlement of life insurance policy	(294)	0
Realized gain on sale of previously nonmarketable equity security	(2,117)	0
Realized gain on sale of investments, net	(68)	(51)
Realized loss on sale of property and equipment, net	0	218
Change in assets and liabilities:
Accrued investment income	167	185
Premiums and agents’ balances receivable	(1,017)	886
Premium notes receivable	4,385	(1,898)
Reinsurance recoverable on losses and loss adjustment expenses	6,966	7,749
Prepaid reinsurance premiums-ceded business	1,548	2,387
Deferred policy acquisition costs	(18,925)	(17,448)
Unpaid losses and loss adjustment expenses	(1,852)	(12,958)
Unearned premiums	(432)	(1,004)
Balances due other insurance companies	2,260	(651)
Accrued restructuring charges	0	(276)
Other, net	(9,708)	3,271
Net cash provided by operating activities	4,821	898

Cash flows from investing activities:
Proceeds from investments sold or matured	10,503	7,056
Cost of investments acquired	(12,849)	(10,385)
Proceeds from property and equipment sold, net	0	2
Purchases of property and equipment	(655)	(78)
Net cash used in investing activities	(3,001)	(3,405)

Cash flows from financing activities:
Issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock	8,000	0
Redemption of Special Stock	(2,590)	0
Repayment of debt	(7,721)	(1,829)
Dividends paid	(323)	(121)
Net cash used in financing activities	(2,634)	(1,950)

Net decrease in cash and short-term investments	(814)	(4,457)
Cash and short-term investments, January 1	6,375	10,410
Cash and short-term investments, September 30	$5,561	$5,953

Supplemental cash flow information:
Interest paid	$164	$597
Income taxes (recovered) paid	$(30)	$30

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars shown in thousands except per share amounts)
(Unaudited)

NOTE 1. GENERAL

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly-owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the Company’s unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

Description of the Business

The Company provides automobile, commercial, flood and other property and casualty insurance services and products to customers located primarily in the southeastern United States. In this capacity, the Company’s primary sources of revenue include premiums earned from its risk-bearing property and casualty insurance operations as well as commission and service income from its fee-based products and services, both of which are summarized as follows:

Risk-Bearing Property and Casualty Insurance Operations:

•                 Nonstandard Automobile

The Company’s North Carolina domiciled insurance subsidiary, Universal Insurance Company (UIC), provides nonstandard automobile insurance coverage to insureds located primarily in the state of North Carolina. In this capacity, UIC retains the risk of loss for the physical damage coverage components of the policy and cedes substantially all of the liability coverage components of the policy to the North Carolina Reinsurance Facility (NC Facility). Approximately 16.9% and 30.9% of the Company’s premiums earned for the nine months ended September 30, 2002 and 2001, respectively, and approximately 11.6% and 29.8% of the Company’s premiums earned for the three months ended September 30, 2002 and 2001, respectively, was earned by UIC.

Through its nonowners automobile program, Catawba Insurance Company (Catawba) provides supplemental automobile insurance coverage policies in South Carolina to employee drivers of company owned, operated and insured vehicles. Approximately 2.9% and 7.4% of the Company’s premiums earned for the nine months ended September 30, 2002 and 2001, respectively, and approximately 1.3% and 7.9% of the Company’s premiums earned for the three months ended September 30, 2002 and 2001, respectively, was earned through the nonowners automobile program.

•                 Commercial Lines

South Carolina Insurance Company (SCIC) and Catawba offer various commercial lines insurance products to its insureds, including commercial automobile, commercial package, business owners policies and garage liability policies. This business is written in the states of South Carolina, North Carolina, Tenneessee, Georgia and Kentucky. Approximately 33.6% and 47.5% of the Company’s premiums earned for the nine months ended September 30, 2002 and 2001, respectively, and approximately 17.1% and 60.2% of the Company’s premiums earned for the three months ended September 30, 2002 and 2001, respectively, was earned through its commercial lines operations.

•                 Workers’ Compensation

Effective January 1, 2002, SCIC and Consolidated American Insurance Company (CAIC) issued workers’ compensation insurance master policies to a professional employment organization headquartered in Mesa, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. As described more fully in HDC Workers’ Compensation Program, the program was the subject of litigation and mediation during 2002. Premiums written and earned through this program amounted to 46.1% and 69.9% of total premiums earned for the nine and three months ended September 30, 2002, respectively, none of which was recorded until September 2002 because sufficient information, including premium information and information necessary to estimate incurred losses, was not available until that time.

On August 21, 2002, the South Carolina Department of Insurance (SCDOI) issued an Order Imposing Administrative Supervision and Appointing Supervisor (the Order). The Order placed three of the Company’s insurance subsidiaries, SCIC, Catawba and CAIC, under administrative supervision for at least six months. Provisions of the Order provided for SCIC, CAIC and Catawba to immediately cease writing risk-bearing business (except the National Flood Insurance Program (NFIP)) and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business.

On August 23, 2002, Catawba submitted to the SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business and (2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved (the Approval). The Approval permits Catawba to continue to write its existing risk-bearing business and allows Catawba to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. Management of SCIC and its affiliate, UIC, have petitioned the North Carolina Department of Insurance (NCDOI) to allow UIC to renew SCIC’s risk-bearing commercial lines business in the state of North Carolina. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba has submitted an application to write this business in Kentucky. Until these applications are approved the business in North Carolina and Kentucky is being runoff.

Fee-Based Property and Casualty Insurance Operations:

•                 NC Facility

The NC Facility is a state-sponsored plan for insuring North Carolina drivers outside of the voluntary market. Two of the Company’s insurance subsidiaries, SCIC and UIC, derive commission and service income from business they cede to the NC Facility but neither retains any underwriting risk. Approximately 18.8% and 20.1% of the Company’s commission and service income for the nine months ended September 30, 2002 and 2001, respectively, and approximately 15.9% and 18.6% of the Company’s commission and service income for the three months ended September 30, 2002 and 2001, respectively, was earned from the NC Facility.

•                 South Carolina Reinsurance Facility (SC Facility)

Catawba is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility but retains no underwriting risk. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. Approximately 5.0% and 13.3% of the Company’s commission and service income for the nine months ended September 30, 2002 and 2001, respectively, and approximately 2.9% and 10.8% of the Company’s commission and service income for the three months ended September 30, 2002 and 2001, respectively, was earned from the SC Facility. The South Carolina Associated Auto Insurers Plan (SCAAIP) became effective in March 1999 and will survive the SC Facility. The SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk. However, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

•                 National Flood Insurance Program (NFIP)

Through its subsidiaries, SCIC and Catawba, the Company participates in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company receives commissions and fees from the NFIP, but retains no underwriting risk. Approximately 47.0% and 40.5% of the Company’s commission and service income for the nine months ended September 30, 2002 and 2001, respectively, and approximately 47.5% and 43.7% of the Company’s commission and service income for the three months ended September 30, 2002 and 2001, respectively, was earned from the NFIP.

On September 12, 2002, the Company announced that it had received notice from the Federal Emergency Management Agency (FEMA) that FEMA did not intend to offer the Company a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating the Company’s participation in the NFIP. Though the Company’s numerous efforts to change FEMA’s decision were unsuccessful, it was able to obtain an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies must be transitioned to the NFIP, or to another carrier in the NFIP, and the Company’s servicing carrier status will be terminated.

•                 Claims Adjusting and Management Services

The Company receives fee-based income from its catastrophe, property and casualty and automobile claims adjusting services and liability runoff management services. The Company’s premium concentration in the catastrophe-heavy Southeast led to the creation of a catastrophe adjusting business, Insurance Network Services, Inc. (INS), to manage the Company’s internal claims volume. Currently, INS is a full service claims organization offering an array of capabilities to the insurance industry, including all-lines claim handling, automobile appraisals, catastrophe claim adjusting and glass claim services. Approximately 12.6% and 10.4% of the Company’s commission and service income for the nine months ended September 30, 2002 and 2001, respectively, and approximately 11.8% and

10.4% of the Company’s commission and service income for the three months ended September 30, 2002 and 2001, respectively, was earned from INS’ largest customer, QualSure Insurance Corporation (see Note 2).

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

•                 Managing General Agency Services

Effective July 1, 2002, one of the Company’s subsidiaries, Seibels, Bruce & Company (SBC), entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. Under either scenario, the Company does not expect to recognize significant revenue related to the agreement after 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. SBC’s claims administration responsibilities are fulfilled through a Claims Administration Services Agreement with INS for a fee based upon subject written premium. SBC earned commission and service income amounting to 2.7% and 7.6% of total commission and service income for the nine and three months ended September 30, 2002, respectively, from this managing general agency agreement.

HDC Workers’ Compensation Program

Effective January 1, 2002, SCIC and CAIC issued two workers’ compensation insurance master policies to Human Dynamics Corporation (HDC) and included as named insureds, Infinet Holdings, Inc. (Infinet) and HDC Financial Services Corporation (HDC Financial and together with HDC and Infinet, collectively, the HDC Group). The HDC Group is a professional employment organization. SCIC and CAIC did not obtain the approval of the SCDOI prior to issuing the master policies and were subsequently ordered by the SCDOI to cancel them. Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by the HDC Group against SCIC and CAIC alleging that they issued two workers’ compensation insurance master policies to the HDC Group and subsequently cancelled them in violation of Arizona law. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002.

In September 2002, SCIC, CAIC and the HDC Group mediated several outstanding issues which resulted in an Interim Agreement between the parties that was approved by the Arizona Superior Court in October 2002. In accordance with the court-approved Interim Agreement, the HDC Group is responsible for funding all losses of the HDC 2002 workers’ compensation program (HDC Program). Reinsurance coverage for the HDC Program was obtained on October 21, 2002 effective for losses incurred between January 1, 2002 and December 31, 2002 and amounting to $15,000 in excess of $5,000 per occurrence. SCIC and CAIC, upon receiving approval from the SCDOI, elected to retain the risk for losses amounting to $4,000 in excess of $1,000 per occurrence for premiums prescribed in the court-approved Interim Agreement. In addition, SCIC and CAIC are to receive fronting fees equal to 4% of collected premium under the HDC Program as well as reimbursement for actual boards, bureaus, assessments and premium taxes incurred for the insurance policies. All premiums not remitted to the reinsurers or to SCIC and CAIC are retained by the HDC Group and are the primary source of funding for the losses of the HDC Program. To facilitate claims administration and payment, the court-approved Interim Agreement requires the HDC Group to fund two escrow accounts in amounts determined pursuant to the terms of the court-approved Interim Agreement. SCIC, CAIC and the HDC Group are all considered secured creditors with respect to funds held in the escrow accounts. SCIC and CAIC have secured creditor status in both escrow accounts with respect to the amount of funds necessary to pay claims and loss adjustment expenses for the HDC Program. The HDC Group has secured creditor status for funds in both escrow accounts that are in excess of the amount necessary to pay claims and loss adjustment expenses relating to the HDC Program.

Premiums and losses of the HDC Program are recorded on the books of SCIC and CAIC as direct insurance activity and ceded as applicable to reinsurers. SCIC and CAIC, in consultation with their consulting actuary, have established reserves for estimated unpaid losses and loss adjustment expenses, including estimates of incurred but not reported claims and related reinsurance recoverables. A summary of the results of operations of the HDC Program, excluding administrative expenses, for the nine months ended

September 30, 2002 is as follows:

Direct earned premium	$10,046
Ceded earned premium	483
Net earned premium	9,563
Direct incurred losses and loss adjusting expenses	8,885
Ceded incurred losses and loss adjusting expenses	483
Net incurred losses and loss adjusting expenses	8,402
Excess of earned premium over losses and loss adjusting expenses	1,161
Estimated boards, bureaus, assessments and premium taxes	759
Net results, representing fronting fees	$402

HDC Program premiums not remitted to the reinsurers or to SCIC and CAIC, but rather retained by the HDC Group pursuant to the court-approved Interim Agreement amounted to $7,742 for the nine months ended September 30, 2002. SCIC and CAIC have included in Other Assets in the accompanying balance sheets at September 30, 2002, $7,742 (Asset for Prefunded Losses) which SCIC and CAIC, in consultation with their consulting actuary, have determined to be an appropriate estimate of the ultimate incurred losses to be funded by HDC for the layer of loss representing the first $1,000 per occurrence. In making this estimate, assumptions used are consistent with those used in establishing reserves for estimated unpaid losses and loss adjustment expenses. At September 30, 2002, this asset is uncollateralized, given that neither of the associated escrow accounts had yet been funded. SCIC and CAIC will monitor the asset for impairment and if any amounts are estimated to be unrealizable, such as due to the HDC Group’s inability to fund losses as required by the court-approved Interim Agreement, an appropriate provision will be made. At September 30, 2002, management does not believe that any provision for impairment is required.

Except for the layer of losses retained by SCIC and CAIC ($4,000 in excess of $1,000 per occurrence), changes in the estimated liability for losses and loss adjustment expenses for the HDC Program are not expected to have a net impact on SCIC and CAIC results of operations. The estimated Asset for Prefunded Losses related to the first $1,000 per occurrence, and reinsurance recoverable related to $15,000 in excess of $5,000 per occurrence, are expected to vary by the same amount as any change in the estimated reserves for losses and loss adjustment expenses in those layers, offsetting any impact on operations. Due to limited historical loss experience for the population of insureds participating in the HDC program, estimates of the liability for losses and loss adjustment expenses and the related Asset for Prefunded Losses and reinsurance recoverable may vary significantly from amounts recorded at September 30, 2002.

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

Premium Notes Receivable

One of the Company’s subsidiaries, Premium Budget Plan, Inc. (PBP), has historically offered premium financing arrangements to the insureds of UIC. Under these arrangements, UIC received full payment of its premiums receivable from PBP who, in turn, collected a down payment from the insureds and financed the remaining premium balance over a six month term. PBP received interest income from insureds on premiums it financed, as well as a variety of set-up and maintenance fees associated with the related premium finance contracts. Beginning in December 2001, UIC initiated an installment billing program for its insureds as an alternative to PBP’s premium financing arrangements and PBP began runoff.

Allowance for Uncollectable Accounts

The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents’ balances and direct billed balances receivable and premium notes receivable in the amount of approximately $3,156 and $3,763 at September 30, 2002 and December 31, 2001, respectively. At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the three and nine months ended September 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $107 and $440 through a credit to earnings.

Property and Equipment

Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

Key Man Life Insurance Policies

The Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294. As of September 30, 2002 and December 31, 2001, the net cash value of the paid up in force policies was $311 and $851, respectively, and is included in other assets.

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

Management performs a complete review of the above components of the Company’s reserves to evaluate the adequacy of such reserves. Management believes the reserves are adequate but not excessive; however, establishing reserves is an estimation process and significant changes in such estimates may occur and would be recorded in the period so determined.

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

As of December 31, 2001, the Company had unused tax operating loss carryforwards and capital loss carryforwards of $103,921 for income tax purposes. However, due to “change in ownership” events that occurred in June 1998, January 1997, and January 1995, the Company’s use of the net operating loss carryforwards is subject to maximum limitations in future years of approximately $2,200 per year. Net operating loss carryforwards available for use in 2002 are approximately $12,177 due to losses incurred in 1998, 1999 and 2000 after the change in ownership events occurred and carryover of previous years’ unused limitations.

The Company has determined, based on its earnings history, that a valuation allowance should be maintained against the entire net deferred tax asset at September 30, 2002 and December 31, 2001.

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

Management Compensation Program

During 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan were payable each March and were based upon the Company’s performance during the prior year ended December 31. The provisions of the plan required recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. The Company had accrued $526 and $852 for its obligations under the plan at June 30, 2002 and December 31, 2001, respectively. As a result of the events and activities occurring during the third quarter of 2002, management estimated that no amounts would be paid under the plan related to the operations of 2002. Accordingly, the Company reversed the entire accrued liability of $526 in September 2002 through a credit to earnings. On October 3, 2002, the Plan was terminated by the Company’s Board of Directors.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. At September 30, 2002 and December 31, 2001, the Company had unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and PBP) and AFS, respectively. Annual amortization of goodwill, which ceased to be recorded effective January 1, 2002 upon the adoption of SFAS No. 142, was $125. The Company did not incur impairment to either component of the goodwill as a result of adopting SFAS No. 142 and the Company has no other material intangible assets falling under the scope of the statement.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Adoption of SFAS No. 144 had no material impact on the Company’s consolidated financial position or results of operations.

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

NOTE 2. INVESTMENTS

The Company’s investments in debt securities are considered available-for-sale securities and carried at fair value at September 30, 2002 and December 31, 2001. Unrealized gains and losses on debt securities are credited or charged directly to accumulated other comprehensive income and included in shareholders’ equity.

The Company’s equity securities consist of its investments in Sunshine State Holding Corporation (Sunshine) and QualSure Holding Corporation (QualSure). During the fourth quarter of 1997, the Company invested $854 in Sunshine for an ownership interest of 21.49%. Sunshine owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. Effective January 21, 2000, three of the Company’s insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure for $4,900. QualSure is the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the State of Florida. In connection with this investment, the Company’s claims adjusting and management services subsidiary, INS, entered into a Claims Administration Services Agreement with QualSure Insurance Corporation to adjudicate all of its claims for a fee based upon subject earned premium. As each of these investments exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, are included in current earnings.

Effective October 3, 2002, the Company’s ownership interest in QualSure with a carrying value of $4,144 was redeemed by QualSure for $4,775. Under the terms of the redemption, INS will continue to provide claim administration services to QualSure Insurance Corporation under an exclusive contract at a reduced rate. Additionally, the litigation that was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure against SCIC, Catawba and CAIC as well as the resulting litigation by SCIC, Catawba and CAIC against QualSure was dismissed with prejudice on October 17, 2002.

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

NOTE 3. REINSURANCE ARRANGEMENTS

From December 31, 1999 until July 1, 2002, UIC operated under a 75% quota share reinsurance agreement for its risk-bearing nonstandard automobile operations. Effective July 1, 2002, the 75% quota share reinsurance agreement expired and was replaced with a 60% quota share reinsurance agreement.

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

Reinsurance coverage for the HDC Program was obtained on October 21, 2002 effective for losses incurred between January 1, 2002 and December 31, 2002 and amounting to $15,000 in excess of $5,000 per occurrence.

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

The Company issues a substantial number of automobile and flood insurance policies for, and fully reinsures those risks with, the SC Facility, the NC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes the balances due from the SC Facility, the NC Facility and the NFIP are fully collectable due to each governmental agency’s ability to assess policyholders and member companies for funding deficiencies.

NOTE 4. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001

Deferred at the beginning of the period	$1,200	$400
Costs incurred and deferred during year:
Commissions and brokerage	12,829	13,086
Taxes, licenses and fees	3,503	2,617
Other	2,593	1,745
Total	18,925	17,448
Amortization charged to income during the period	(18,600)	(17,448)
Deferred at the end of the period	$1,525	$400

NOTE 5. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSE

Activity in the liability for unpaid losses and LAE for the nine months ended September 30, 2002 and 2001 is summarized as follows:

	2002	2001
Liability at the beginning of the period:
Gross liability per balance sheet	$66,875	$85,833
Ceded reinsurance recoverable, classified as an asset	(40,832)	(50,012)
Net liability	26,043	35,821

Provision for claims occurring in the current year	14,871	6,477
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	293	(191)
	15,164	6,286

Losses and LAE payments for claims occurring during:
Current year	3,914	3,974
Prior years	6,261	9,807
	10,175	13,781

Liability for losses and LAE at the end of the year:
Net liability	31,032	28,326
Ceded reinsurance recoverable, classified as an asset	33,991	44,549
Gross liability per balance sheet	$65,023	$72,875

NOTE 6. DEBT

On March 31, 1998, the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest was to be in June 2004. Accrued interest was payable monthly on the outstanding balance under the Credit Facility and was calculated, at the Company’s discretion, using a pre-determined spread over LIBOR or the prime interest rate of the lending institution. On March 28, 2002, the outstanding balance of the Credit Facility was repaid in full.

NOTE 7. SPECIAL STOCK AND DIVIDEND RESTRICTIONS

Special Stock

On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the Special Stock) in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock paid quarterly dividends at an annual rate of $0.62 per share. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders. The Company paid $81 and $97 in special stock dividends for the nine months ended September 30, 2002 and 2001, respectively. On August 15, 2002, the Company redeemed the Special Stock at a price of $10.00 per share.

On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock (the AFS Special Stock) in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock paid quarterly dividends at an annual rate of $0.625 per share. The Company paid $20 and $24 in special stock dividends for the nine months ended September 30, 2002 and 2001, respectively. On August 15, 2002, the Company redeemed the AFS Special Stock at a price of $10.00 per share.

On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company’s Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is nonconvertible and nonredeemable and pays quarterly dividends at an annual adjustable rate of a pre-determined spread over LIBOR. The Company paid $222 in preferred special stock dividends for the nine months ended September 30, 2002.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

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

NOTE 8. EARNINGS PER SHARE

The following table shows the computation of earnings per share:

	Income (Numerator)	Shares (Denominator)	Share Amount
For the nine months ended September 30, 2002:
Net income	$5,318
Less: Preferred stock dividends	(323)
Basic earnings per share	4,995	7,832	$0.64
Effect of dilutive securities:
Convertible preferred stock	101	270
Stock options and warrants	0	62
Diluted earnings per share	$5,096	8,164	$0.62

For the nine months ended September 30, 2001:
Net income	$3,255
Less: Preferred stock dividends	(121)
Basic earnings per share	3,134	7,832	$0.40
Effect of dilutive securities:
Convertible preferred stock	121	324
Stock options and warrants	0	48
Diluted earnings per share	$3,255	8,204	$0.40

For the three months ended September 30, 2002:
Net income	$1,769
Less: Preferred stock dividends	(128)
Basic earnings per share	1,641	7,832	$0.21
Effect of dilutive securities:
Convertible preferred stock	20	162
Stock options and warrants	0	34
Diluted earnings per share	$1,661	8,028	$0.21

For the three months ended September 30, 2001:
Net income	$1,186
Less: Preferred stock dividends	(40)
Basic earnings per share	1,146	7,832	$0.15
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	0	77
Diluted earnings per share	$1,186	8,233	$0.14

NOTE 9. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. The Automobile segment includes the retained risk nonstandard automobile operations of UIC and Catawba, PBP’s premium finance operations, the runoff of the Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations. The Flood segment contains all flood operations including the National Flood Insurance Program, flood zone determinations, excess flood and flood compliance tracking, as well as the runoff of the complementary homeowners product line. The Commercial segment includes all commercial operations, as well as the commercial automobile activity for the NC Facility and SC Facility. The Adjusting Services segment contains the catastrophe insurance claims handling for hurricanes, tornadoes, hailstorms, earthquakes and floods; catastrophe claims supervision; and ordinary claims adjusting for both the Company and external insurance companies. The All

Other segment contains other runoff operations of the Company, including worker’s compensation, environmental and general liability. The All Other segment also includes the managing general agent operations of SBC and the results of operations of the HDC Program. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared revenues and expenses. Shared revenues comprised approximately 7% and 3% of total revenues for the nine months ended September 30, 2002 and 2001, respectively (see Note 2 for an explanation of the increase), and shared expenses comprised approximately 3% and 2% of total expenses for the nine months ended September 30, 2002 and 2001, respectively. Furthermore, shared revenues comprised approximately 2% and 3% of total revenues for the three months ended September 30, 2002 and 2001, respectively, and shared expenses comprised approximately 1% and 2% of total expenses for the three months ended September 30, 2002 and 2001, respectively. Shared revenue amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. Shared expense amounts were allocated on a basis proportionate with each reportable segment’s total revenues, including allocations of shared revenue amounts. The results of the reportable segments are included in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Automobile (*)	$3,604	$4,410	$11,897	$16,244
Flood	5,292	4,698	14,389	13,359
Commercial (*)	2,567	2,225	8,584	5,901
Adjusting Services	2,075	2,706	6,233	7,727
All Other (*)	10,602	249	11,660	813
Total revenue	$24,140	$14,288	$52,763	$44,044

Expenses:
Automobile	$3,486	$3,755	$10,574	$13,529
Flood	4,649	4,555	13,124	12,364
Commercial	2,455	1,949	7,538	6,458
Adjusting Services	1,605	2,256	5,238	6,809
All Other (*)	10,206	557	11,001	1,599
Total expenses	$22,401	$13,072	$47,475	$40,759

Income (loss) from operations before (benefit) provision for income taxes:
Automobile	$118	$655	$1,323	$2,715
Flood	643	143	1,265	995
Commercial	112	276	1,046	(557)
Adjusting Services	470	450	995	918
All Other	396	(308)	659	(786)
Total income from operations before (benefit) provision for income taxes	1,739	1,216	5,288	3,285
(Benefit) provision for income taxes	(30)	30	(30)	30
Net income	$1,769	$1,186	$5,318	$3,255

*                      Revenues for the Automobile and Commercial segments are inclusive of $1,310 and $807, respectively, of allocated gain from the sale of the Company’s equity investment in ISO (see Note 2) recorded in February 2002. Furthermore, revenues for the All Other segment is inclusive of $294 of gain from the cash settlement of a company sponsored life insurance policy recorded in June 2002 (see Note 1). Finally, revenues and expenses for the All Other segment is inclusive of $9,563 of earned premiums and $8,402 of incurred losses related to the HDC Program.

NOTE 10. CONTINGENCIES

(a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company’s wholly-owned subsidiaries – SCIC, Catawba, and CAIC, who are the three defendants to the litigation and who collectively owned 30.625% of the stock of QualSure until October 3, 2002. Effective October 3, 2002, the ownership interest in

QualSure held by SCIC, Catawba and CAIC was redeemed by QualSure. A condition of the redemption was that the litigation would be dismissed with prejudice. On October 17, 2002, the litigation was dismissed with prejudice.

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

(c) Litigation was initiated in the Maricopa County Superior Court, State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation names as defendants the Company, SCIC and CAIC. The pleadings allege that SCIC and CAIC issued a workers’ compensation insurance policy to HDC and subsequently cancelled the policy in violation of Arizona law.

HDC filed its First Amended Complaint on April 9, 2002. The First Amended Complaint asks the court to rule that the defendants cannot order DuPre to cancel the policies and seeks damages, including punitive damages, for breach of the implied duty of good faith and fair dealing and breach of contract. On April 11, 2002, the Company, SCIC and CAIC filed their Answer to First Amended Complaint and Verified Counterclaims asking the court to rule that the workers’ compensation policies were validly rescinded or cancelled; they were void for failure to meet a condition precedent; DuPre was not the Company’s agent; and that Human Dynamics Corporation was estopped from preventing cancellation. The Company also counterclaimed for damages, including punitive damages, arising out of breach of covenant of good faith and fair dealing and breach of contract.

The Company requested, and the court granted, an accelerated trial on the issue of whether the policies were valid and effective. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. The Company intends to appeal the court’s decision.

Plaintiffs requested an award of attorneys’ fees and costs, which the Company opposed. That issue is still pending before the court. On August 2, 2002, the Company filed a Motion for Clarification asking the court to rule that, while the court’s decision remains in effect, Human Dynamics Corporation must pay the Company premiums, provide the Company all documents relating to claims and underwriting, and asking the court to declare that DuPre has no authority to act on behalf of the Company or its affiliates. At a hearing on August 21, 2002, the court ruled that DuPre has no authority to act on behalf of the Company or its affiliates. The court also agreed with the Company that plaintiffs must turn over to the Company all underwriting and claims files. The court further agreed that Human Dynamics Corporation shall not add any additional client companies beyond August 20, 2002. The parties agreed to mediate the remaining business issues involved in administering the HDC Program in accordance with the court’s decision. The parties mediated and have entered into an interim agreement, which was approved by the court on October 9, 2002.

On August 14, 2002, HDC filed a motion to amend its complaint to add claims for i) tortious interference with contract/business relations and ii) slander per se; injurious falsehood. The amendment to the complaint asks for compensatory and consequential damages. The motion to amend is pending before the court. On October 10, 2002, HDC submitted a settlement proposal for $8,000.

(d) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

NOTE 11. SUBSEQUENT EVENTS

Effective October 3, 2002, the Company’s ownership interest in QualSure with a carrying value of $4,144 was redeemed by QualSure for $4,775. Under the terms of the redemption, INS will continue to provide claim administration services to QualSure Insurance Corporation under an exclusive contract at a reduced rate. Additionally, the litigation that was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure against SCIC, Catawba and CAIC as well as the resulting litigation by SCIC, Catawba and CAIC against QualSure was dismissed with prejudice on October 17, 2002.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Valuation of Investments

The Company’s debt securities are reported at fair values in the consolidated balance sheets. Fair values are generally based on quoted market prices. The impact of changes in the reported values of the Company’s debt securities is recorded through accumulated other comprehensive income, a separate component of shareholders’ equity. However, if any decline in value of an investment is considered to be other than temporary, a write down of the investment through a charge to current earnings is required. Factors the Company considers in evaluating whether a decline in value is other than temporary include: 1) the Company’s intent and ability to hold the investment long enough to allow for an expected recovery in value; 2) the duration and extent to which the market value has been less than cost; and 3) the financial condition, operating environment and forecasted operations of the issuer.

The Company’s equity securities consist of its investments in Sunshine and QualSure, representing ownership interests of 21.49% and 30.625%, respectively. As each of these investments exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, are included in current earnings.

Asset Valuation Reserves and Impairment

The Company routinely evaluates the collectability of its agents’ balances receivable and premium notes receivable based upon historical aging analyses, past experience, and known economic trends or conditions and has established reserves for estimated uncollectable accounts amounting to $3,156 and $3,763 at September 30, 2002 and December 31, 2001, respectively. Though the Company believes its current estimated allowances for doubtful accounts are adequate and not excessive, it is possible that the accuracy of the estimation process could be materially impacted as current economic trends or conditions change or develop.

The Company has recorded reinsurance recoverables on paid and unpaid losses and LAE amounting to $44,112 and $51,078 at September 30, 2002 and December 31, 2001, respectively, from a variety of reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Therefore, the Company routinely evaluates the collectability of these recoverables by monitoring the financial condition of the reinsurer, primarily through the use of A.M. Best ratings and reports. For recoverables from the SC Facility, the NC Facility and the NFIP, aggregating to $32,535 and $39,404 at September 30, 2002 and December 31, 2001, respectively, the Company believes that any collections risk is mitigated due to each governmental agency’s backing and ability to assess policyholders and member companies for funding deficiencies. For recoverables from all other reinsurers, the Company has no reason to believe that the amounts will not be recovered in full.

Included in Other Assets in the consolidated balance sheets is the Asset for Prefunded Losses which SCIC and CAIC, in consultation with their consulting actuary, have determined to be an appropriate estimate of the ultimate incurred losses to be funded by HDC for the layer of loss representing the first $1,000 per occurrence of the HDC Program. SCIC and CAIC will monitor the asset for impairment and if any amounts are estimated to be unrealizable, such as due to the HDC Group’s inability to fund losses as required by the court-approved Interim Agreement, an appropriate provision will be made. At September 30, 2002, management does not believe that any provision for impairment is required.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. These impairment tests require, among other things, the estimation of a fair market value of reporting units associated with a company’s goodwill. The Company has unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and PBP) and AFS, respectively. In estimating the fair value of these business units, the Company employs both an income-based approach and a market-based approach. Significant judgments and estimates involved in this estimation process include forecasts of future sustainable operations, the selection of appropriate discount rates and the identification of appropriate comparable companies and multiples of earnings.

Deferred Policy Acquisition Costs

The Company defers costs that are attributable to, and vary with, the production of insurance premiums to the extent that these costs are considered recoverable from future profits. These deferred policy acquisition costs (DPAC) amounted to $1,525 and $1,200 at September 30, 2002 and December 31, 2001 and are being amortized into income evenly over the life of the underlying insurance contracts. Periodic recoverability tests, including estimates of sustainable loss and operating expense ratios, are performed on the DPAC and estimated unrecoverable amounts are charged to earnings during the period in which they are deemed unrecoverable.

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

Management performs a complete review of the above components of the Company’s reserves to evaluate the adequacy of such reserves. Management believes the reserves are sufficient to prevent prior years’ losses from adversely affecting future periods; however, establishing reserves is an estimation process and adverse developments in future years may occur and would be recorded in the year so determined. For example, for the nine months ended September 30, 2002 and 2001, the Company experienced development (redundancy) in its December 31, 2001 and 2000 unpaid losses and LAE of $293 and ($191), respectively. The development was recorded during the nine months ended September 30, 2002 and 2001, the period in which the development was determined.

Premiums and losses of the HDC Program are recorded on the books of SCIC and CAIC as direct insurance activity and ceded as applicable to reinsurers. SCIC and CAIC, in consultation with their consulting actuary, have established reserves for estimated unpaid losses and loss adjustment expenses, including estimates of incurred but not reported claims. Except for the layer of losses retained by SCIC and CAIC ($4,000 in excess of $1,000 per occurrence), changes in the estimated liability for losses and loss adjustment expenses for the HDC Program are not expected to have a net impact on SCIC and CAIC results of operations. The estimated Asset for Prefunded Losses related to the first $1,000 per occurrence, and reinsurance recoverable related to $15,000 in excess of $5,000 per occurrence, are expected to vary by the same amount as any change in the estimated reserves for losses and loss adjustment expenses in those layers, offsetting any impact on operations. Due to limited historical loss experience for the population of insureds participating in the HDC program, estimates of the liability for losses and loss adjustment expenses and the related assets for prefunded losses and reinsurance recoverable may vary significantly from amounts recorded at September 30, 2002.

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

Income Taxes

Over the last 10 to 15 years the Company has generated substantial net operating losses, which have resulted in sizeable federal tax operating loss carryforwards and capital loss carryforwards of $103,921. In addition, the Company has experienced three “change in ownership” events since June 1998, which limit the Company’s ability to fully utilize the benefit of these carryforwards. Due to its lack of consistent earnings, the Company has placed a full valuation reserve against its net deferred tax asset at September 30, 2002 and December 31, 2001. Subsequent revisions to the net realizable value of the net deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the federal net operating loss carryforward expires or is utilized.

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

OVERVIEW

Financial Condition

	September 30, 2002	December 31, 2001

Total cash and investments	$46,866	$45,874
Total assets	149,133	150,638
Total liabilities	118,388	131,074
Special stock	0	2,590
Shareholders’ equity	30,745	16,974
Book value per share:
Preferred	10.00	0
Common	2.90	2.17

Results of Operations

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2002	2001	2002	2001

Commission and service income	$9,568	$9,461	$26,490	$28,069
Premiums earned	13,682	3,288	20,726	11,016
Net investment income	562	600	1,647	1,899
Other interest income, net	7	309	53	919
Net realized gain (loss)	13	51	2,480	(167)
Policy fees and other income	308	579	1,367	2,308
Total revenue	$24,140	$14,288	$52,763	$44,044

Income from operations, before (benefit) provision for income taxes	$1,739	$1,216	$5,288	$3,285
(Benefit) provision for income taxes	(30)	30	(30)	30
Net income	$1,769	$1,186	$5,318	$3,255

Basic earnings per share	$0.21	$0.15	$0.64	$0.40
Weighted average shares outstanding	7,832	7,832	7,832	7,832

Diluted earnings per share	$0.21	$0.14	$0.62	$0.40
Weighted average shares outstanding	8,028	8,233	8,164	8,204

The Company conducts business in two primary categories: fee-for-service operations and traditional insurance operations. On August 21, 2002, the SCDOI issued an Order Imposing Administrative Supervision and Appointing Supervisor (the Order). The Order placed SCIC, CAIC and Catawba under administrative supervision for at least six months. Provisions of the Order provided for SCIC, CAIC and Catawba to immediately cease writing risk-bearing business (except the NFIP) and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business. On August 23, 2002, Catawba submitted to the SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business and (2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved (the Approval). The Approval permits Catawba to continue to write its existing risk-bearing business and allows Catawba to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. SCIC and UIC management have petitioned the North Carolina Department of Insurance (NCDOI) to allow UIC to renew SCIC’s risk-bearing commercial lines business in the state of North Carolina. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba has submitted an application to write business in Kentucky. Until these applications are approved the business in North Carolina and Kentucky is being runoff.

The Company’s fee-for-service operations include the activities of INS, its flood operations, and its operations as a servicing carrier for the SC Facility and the SCAAIP. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company’s flood unit is a participant in the NFIP, a flood insurance program administered by the federal government. In this capacity, the Company writes flood insurance for the NFIP in 46 states, and it offers excess flood insurance as a broker for Wilshire National Corporation. As such, the Company receives commissions and fees from the NFIP and Wilshire National Corporation, but retains no underwriting risk (see further discussion of the flood operations below). The Company’s flood operation also offers flood zone determinations and flood compliance tracking services through its subsidiary, AFS. The Company is a servicing carrier for the SC Facility and the SCAAIP. Under both of these pools, the Company issues policies and adjusts claims for a fee. The SC Facility began runoff in March 1999; however, the Company was able to cede premiums to the SC Facility through March 1, 2002, at which time final runoff of the SC Facility commenced. The Company is required to continue to adjudicate claims it ceded to the SC Facility during the final runoff, for which it will be paid a fee. The SCAAIP became effective in March 1999 and will survive the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP.

The Company’s traditional insurance operations include the retained risk nonstandard automobile operations of UIC and Catawba, and the commercial lines operations of SCIC and Catawba. UIC writes nonstandard automobile insurance primarily in the State of North Carolina. UIC cedes substantially all of its liability premiums to the NC Facility and adjusts the related claims for the NC Facility for a fee. Substantially all of UIC’s retained risk operations is on physical damage policies, which are minimum limits policies partially reinsured through a quota share reinsurance agreement. Through its Nonowners Automobile Program, Catawba provides supplemental automobile insurance coverage policies in South Carolina to employee drivers of company owned, operated and insured vehicles. The Company also writes commercial lines insurance, including business owner’s policies, commercial package policies and commercial automobile policies. These “main street” policies are sold primarily to small businesses. The Company reinsures its commercial lines operations through facultative, excess of loss, catastrophe and umbrella reinsurance agreements.

Effective July 1, 2002, one of the Company’s subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. Under either scenario, the Company does not expect to recognize significant revenue related to the agreement after 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. SBC’s claims administration responsibilities are fulfilled through a Claims Administration Services Agreement with INS for a fee based upon subject written premium.

Effective January 1, 2002, two of the Company’s subsidiaries, SCIC and CAIC, issued workers’ compensation insurance master policies to a professional employment organization headquartered in Phoenix, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. SCIC and CAIC did not obtain the approval of the SCDOI prior to issuing the master policies and were subsequently ordered by the SCDOI to cancel them. Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by the HDC Group against SCIC and CAIC alleging that they issued two workers’ compensation insurance master policies to the HDC Group and subsequently cancelled them in violation of Arizona law. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. None of the financial aspects of the HDC Program was recorded until the third quarter of 2002, because sufficient information, including premium information and information necessary to estimate incurred losses, was not available until that time. Because SCIC and CAIC’ master policies expire on December 31, 2002, the HDC Program is not expected to be a material revenue source for the Company during 2003.

In September 2002, SCIC, CAIC and the HDC Group mediated several outstanding issues which resulted in an Interim Agreement between the parties that was approved by the Arizona Superior Court in October 2002. In accordance with the court-approved Interim Agreement, the HDC Group is responsible for funding all losses of the HDC 2002 workers’ compensation program (HDC Program). Reinsurance coverage for the HDC Program was obtained on October 21, 2002 effective for losses incurred between January 1, 2002 and December 31, 2002 and amounting to $15,000 in excess of $5,000 per occurrence. SCIC and CAIC, upon receiving approval from the SCDOI, elected to retain the risk for losses amounting to $4,000 in excess of $1,000 per occurrence for premiums prescribed in the court-approved Interim Agreement. In addition, SCIC and CAIC are to receive fronting fees equal to 4% of collected premium under the HDC Program as well as reimbursement for actual boards, bureaus, assessments and premium taxes incurred for the insurance policies. All premiums not remitted to the reinsurers or to SCIC and CAIC are retained by the HDC Group and are the primary source of funding for the losses of the HDC Program.

On September 12, 2002, the Company announced that it had received notice from the Federal Emergency Management Agency (FEMA) that FEMA did not intend to offer the Company a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating the Company’s participation in the NFIP. Though the Company’s numerous efforts to change FEMA’s decision were unsuccessful, it was able to obtain an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies must be transitioned to the NFIP, or to another carrier in the NFIP, and the Company’s servicing carrier status will be terminated.

Effective October 3, 2002, the Company’s ownership interest in QualSure with a carrying value of $4,144 was redeemed by QualSure for $4,775. Under the terms of the redemption, INS will continue to provide claim administration services to QualSure Insurance Corporation under an exclusive contract at a reduced rate. Additionally, the litigation that was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure against SCIC, Catawba and CAIC as well as the resulting litigation by SCIC, Catawba and CAIC against QualSure was dismissed with prejudice on October 17, 2002.

The third quarter of 2002 marked the ninth consecutive quarter of profitability for the Company, as it rebounded from the discontinuation of its Nashville and South Carolina Motor Vehicle nonstandard automobile programs announced in the second and third quarters of 2000. However, the third quarter of 2002 also presented several significant setbacks to the Company’s operations: the Order imposed by the SCDOI, the loss of the Company’s Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration and the negative publicity and the effect it has had on the Company’s commercial lines operations. Further, the SCRF continues its planned runoff, the Company’s managing general agent program in Florida has just begun runoff and the master policies associated with the HDC Program expire December 31, 2002. Therefore, none of these programs is expected to generate significant revenues beyond the fourth quarter of 2002. As the Company looks into the fourth quarter of 2002 and into 2003, there are expected to be reductions in force and other cost savings initiatives designed to realign the Company’s expense structure with its existing and forecasted revenue streams. The Company’s primary sources of revenue in 2003 will be the fee-for-service operations of INS and AFS, the retained risk nonstandard automobile operations of UIC and Catawba, and the risk-bearing commercial lines operations of Catawba previously written through SCIC in the states of South Carolina, Georgia and Tennessee. In addition, the Company has petitioned the NCDOI to allow UIC to renew SCIC’s risk-bearing commercial lines business in the state of North Carolina and Catawba has submitted an application to renew SCIC’s commercial lines business in Kentucky. Furthermore, the Company is evaluating the possibility and profitability of offering additional risk-bearing Personal Lines programs through Catawba in South Carolina, Georgia and Tennessee.

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 and 2001

Commission and Service Income

Commission and service income decreased $1,579, or 5.6%, to $26,490 for the nine months ended September 30, 2002 from $28,069 for the nine months ended September 30, 2001. The automobile segment accounted for $2,503 of the overall net decrease, reporting commission and service income of $5,513 for the nine months ended September 30, 2002, versus $8,016 for the same period of 2001. The decrease is substantially the result of the continuing runoff of the SC Facility, a residual market for automobile insurance in the State of South Carolina. Effective March 1, 1999, no new policies could be ceded to the SC Facility, and no voluntary renewals could be ceded to the SC Facility after September 1999. Designated agents, such as the Company, were able to renew business in the SC Facility through March 1, 2002. Commission and service income generated by the automobile segment through the SC Facility amounted to $958 for the nine months ended September 30, 2002 and $2,560 for the same period of 2001, a decrease of $1,602. The operations of the Company’s North Carolina domiciled subsidiary, UIC, accounted for another $901 decrease in commission and service income, resulting entirely from a decrease in premiums written and ceded to the NC Facility. The decrease is primarily the result of pricing and other competitive initiatives effected by certain of UIC’s competitors in an effort to increase premium volume, the effects of which were intensified as a result of the SCDOI’s order placing UIC’s affiliates, SCIC, Catawba and CAIC, under administrative supervision. UIC generally does not engage in pricing competitions with its competitors. Rather, UIC relies on its superior customer service, long standing agency relationships and proven commitment to the North Carolina marketplace to maintain or grow its premium volume.

The adjusting services segment accounted for another $776 of the overall decrease, reporting commission and service income of $5,463 for the nine months ended September 30, 2002, versus $6,239 for the same period of 2001. The most significant contributor to the overall decrease is the continued runoff of the SC Facility previously discussed. Commission and service income generated from the SC Facility amounted to $366 and $842 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $476. Another $391 of the overall net decrease related to decreased commissions associated with the continuing runoff of claims associated with the Company’s Nashville and South Carolina Motor Vehicle programs, which began runoff in the second and third quarters of 2000. Another $183 of the overall net decrease resulted from INS’ catastrophe claims operation primarily resulting from a less active catastrophe season across the nation during 2002 as compared to 2001. In addition, that operation experienced some turnover in key management early in the third quarter of 2002, resulting in the loss of certain customers. Partially offsetting these decreases in commission and service income was an increase of $414 related to INS’ Claims Administration Services agreement with QualSure. Under this agreement, INS administers the claims of QualSure for a fee based upon subject earned premium. QualSure’s premium volume has been increasing throughout 2002 as compared to 2001. The remaining net decrease of $140 came from all other activities of the adjusting services segment.

Commission and service income for the flood segment was $14,335 for the nine months ended September 30, 2002, versus $13,267 for the same period of 2001, an increase of $1,068. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the claims it services in the amount of 32% (during 2002) and 31% (during 2001) of direct written premium and 3.3% of direct incurred losses, respectively. Throughout 2001 and continuing through the nine months ended September 30, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating (FloodXpert®). As a result of this growth, coupled with the increase in the NFIP commission rate, the Company’s NFIP written premium increased $1,730 for the nine months ended September 30, 2002 over the same period of 2001. As a result of this premium growth and the retention of its NFIP book of business, the Company received marketing bonuses from the NFIP of $615 and $553 in March 2002 and 2001, respectively, an increase of $62. On September 12, 2002, the Company announced that it had received notice from the Federal Emergency Management Agency (FEMA) that FEMA did not intend to offer the Company a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating the Company’s participation in the NFIP. Though the Company’s numerous efforts to change FEMA’s decision were unsuccessful, it was able to obtain an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies must be transitioned to the NFIP, or to another carrier in the NFIP, and the Company’s servicing carrier status will be terminated.

Effective July 1, 2002, one of the Company’s subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. Under either scenario, the Company does not expect to recognize significant revenue related to the agreement after 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. Included in commission and service income for the all other segment is the $727 SBC earned under this managing general agency agreement.

The remaining $95 decrease in commission and service income came from the Company’s commercial and runoff operations.

Premiums Earned

Net premiums earned increased $9,710 or 88.1%, to $20,726 for the nine months ended September 30, 2002 from $11,016 for the nine months ended September 30, 2001. Effective January 1, 2002, two of the Company’s subsidiaries, SCIC and CAIC, issued workers’ compensation insurance master policies to a professional employment organization headquartered in Phoenix, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. Net premiums earned under this program are included in the all other segment and amounted to $9,563, none of which was recorded until September 2002 because sufficient information, including premium information and information necessary to estimate incurred losses, was not available until that time.

Premiums earned by the commercial segment amounted to $6,969 for the nine months ended September 30, 2002, versus $5,234 for the same period of 2001, an increase of $1,735. From April 1, 2000 through March 31, 2001, the Company’s commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company’s request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a positive impact on the Company’s premiums earned for the nine months ended September 30, 2002 over the same period of 2001. Further contributing to the increase in premiums earned, though to a lesser extent, was the effect of a 4.8% direct premium growth rate between periods as a result of an increase in average premium and the implementation of the Company’s internet based policy rating system (CommercialXpert™) for the Company’s commercial agents.

The automobile segment accounted for a decrease of $1,581, reporting premiums earned of $4,174 for the nine months ended September 30, 2002 versus $5,755 for the same period of 2001. The overall decrease primarily resulted from three factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the nine months ended September 30, 2002 amounted to $8, a decrease of $1,642 over the $1,650 earned for the same period of 2001. Second, premiums earned through the nonstandard automobile risk-bearing operations of Catawba amounted to $610 and $819 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $209 that is primarily related to the effects of the SCDOI’s order placing Catawba under administrative supervision. Third, premiums earned by UIC amounted to $3,499 for the nine months ended September 30, 2002 versus $3,399 for the same period of 2001, an increase of $100. As previously discussed, UIC experienced a marked decrease in premium volume for the nine months ended September 30, 2002 as compared to the same period of 2001 primarily as a result of pricing and other competitive initiatives effected by certain of UIC’s competitors. However, since approximately 56% of UIC’s premium volume for the period was ceded to the NC Facility the decreasing premium volume did not have as dramatic an impact on premiums earned. More than offsetting the decrease in premiums earned resulting from a decrease in premium volume was the effect of a change in UIC’s reinsurance program. From December 31, 1999 until July 1, 2002, UIC’s retained-risk automobile business had been subject to a 75% quota share reinsurance agreement. Effective July 1, 2002, the existing 75% quota share reinsurance agreement was canceled in favor of a 60% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreement had a favorable impact on UIC’s premiums earned for the three and nine months ended September 30, 2002. The remaining $170 increase in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility and mostly was assumed in the first and second quarters of 2002.

The remaining $7 decrease in premiums earned came from the Company’s runoff operations.

Net Investment Income

Net investment income decreased $252, or 13.3%, to $1,647 for the nine months ended September 30, 2002 from $1,899 for the nine months ended September 30, 2001. The principal cause of the decrease was the continually decreasing general level of market interest rates, partially offset by an increase in the Company’s investment portfolio between December 31, 2001 and September 30, 2002. For the nine months ended September 30, 2002, the Company’s investment portfolio yielded an average return of 5.3%, a deterioration over the 6.2% averaged for the same period of 2001.

Other Interest Income, Net

Net other interest income decreased $866, or 94.2%, to $53 for the nine months ended September 30, 2002 from $919 for the nine months ended September 30, 2001. The decrease is substantially due to a reduction in UIC premiums financed through PBP as a result of the implementation of UIC’s installment billing program. A substantial portion of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Net other interest income realized by PBP was $36 for the nine months ended September 30, 2002 versus $866 for the same period of 2001, a decrease of $830. The remaining $36 decrease in net other interest income came from all other operations.

Net Realized Gain (Loss)

Net realized gains amounted to $2,480 for the nine months ended September 30, 2002. At December 31, 2001, the Company owned 32,676 shares of common stock of ISO that it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company’s shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117. In addition, the Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294. Finally, another $69 in gains were realized from the sale of investments.

Net realized losses amounted to $167 for the nine months ended September 30, 2001 due to $218 of losses realized on the sale of certain automobiles no longer required for operations and the disposal of certain obsolete data processing equipment and software partially offset by $51 in gains realized on the liquidation of a portion of the Company’s bond portfolio to fund its operations.

Policy Fees and Other Income

Policy fees and other income decreased $941, or 40.8%, to $1,367 for the nine months ended September 30, 2002 from $2,308 for the nine months ended September 30, 2001. The Company’s primary source of policy fees revenue is its Nashville nonstandard automobile operations and its premium financing operations of PBP, which were placed into runoff in June 2000 and December 2001, respectively. As a result, virtually no premiums were written through the Nashville operation or financed through PBP for the nine months ended September 30, 2002. Because the policy fees associated with each of these operations are directly correlated to premium writings and financing, they decreased $669 to a balance of $4 for the nine months ended September 30, 2002 versus $673 for the same period in 2001. Partially offsetting these decreases in policy fees and other income was a $186 increase in other income earned by UIC associated with fees it is allowed to charge on the installment billing program that began in December 2001.

Further contributing to the overall decrease in policy fees and other income was a decrease of $706 associated with a division of the adjusting services segment. The division posted policy fees and other income of $767 for the nine months ended September 30, 2002 versus $1,473 for the same period of 2001. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of key customers’ automobile programs in the state.

Largely offsetting these decreases in policy fees and other income was a $314 increase in other income resulting from the Company’s equity in the earnings of its unconsolidated subsidiaries, Sunshine and QualSure, from a loss of $519 for the nine months ended September 30, 2001 to a loss of $205 for the same period in 2002. As the Company’s investment in each of these unconsolidated affiliates exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, is included in current earnings. Effective October 3, 2002, the Company’s ownership interest in QualSure was redeemed by QualSure. Therefore, the Company will no longer record equity in the undistributed earnings of QualSure.

Effective July 1, 2002, one of the Company’s subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. Under either scenario, the Company does not expect to recognize significant revenue related to the agreement after 2002. In its capacity as managing general agent SBC earned policy fees of $54, which are included in the all other segment.

The remaining increase in policy fees and other income of $66 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE increased $8,878 or 141.2%, to $15,164 for the nine months ended September 30, 2002 from $6,286 for the nine months ended September 30, 2001. Effective January 1, 2002, two of the Company’s subsidiaries, SCIC and CAIC, issued workers’ compensation insurance master policies to a professional employment organization headquartered in Phoenix, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. Net losses and LAE incurred under this program are included in the all other segment and amounted to $8,402, none of which was recorded until September 2002 because sufficient information, including premium information and information necessary to estimate incurred losses, was not available until that time.

Furthering the overall increase in losses and LAE was the $1,402 increase posted by the commercial segment. From April 1, 2000 through March 31, 2001, the Company’s commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company’s request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a negative impact on the Company’s losses and LAE for the nine months ended September 30, 2002 over the same period of 2001. Further contributing to the increase, though to a lesser extent, were the losses and LAE associated with the segment’s premium growth between periods (see Premiums Earned).

The automobile segment accounted for another $20 of the overall increase, reporting losses and LAE of $2,442 for the nine months ended

September 30, 2002 versus $2,422 for the same period of 2001. The increase primarily resulted from two factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Losses and LAE incurred from these operations for the nine months ended September 30, 2002 amounted to $173, an increase of $112 over the $61 incurred for the same period of 2001. Second, losses and LAE incurred by UIC amounted to $2,156 for the nine months ended September 30, 2002 versus $2,238 for the same period of 2001, a decrease of $82. This decrease is attributable to the aforementioned decrease in premium volume as a result of pricing and other competitive initiatives effected by certain of UIC’s competitors, partially offset by the effects of a change in UIC’s quota share reinsurance (see Premiums Earned). The remaining $10 decrease in losses and LAE incurred by the automobile segment came from business the Company is required to assume from the SC Facility.

Partially offsetting the overall increase in losses and LAE was the $675 decrease posted by the Company’s runoff environmental and workers compensation operations. During the nine months ended September 30, 2001, the Company was engaged in a general strengthening of its reserves for these runoff operations. As a result, the operation posted losses and LAE incurred of $1,126. While no broad policy of reserve strengthening was employed during the nine months ended September 30, 2002, additional environmental reserves were incurred during the period as a result of the recent insolvency of Reliance Insurance Company. As a result of this insolvency, the Company was notified that all reinsurers who shared liability exposure with Reliance Insurance Company are required to absorb that company’s share of loss exposure. As a result, the runoff operations posted losses and LAE incurred of $451 for the nine months ended September 30, 2002.

The remaining decrease of $271 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs increased $1,152, or 6.6%, from a balance of $17,448 for the nine months ended September 30, 2001 to a balance of $18,600 for the nine months ended September 30, 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium, excluding the HDC Program, was 21.0% and 20.0% for the nine months ended September 30, 2002 and 2001, respectively. The higher percentage of acquisition costs is primarily attributable to the decreasing premium volume of the SC Facility and NC Facility components of the automobile segment, as they pay much lower agent commissions than the commercial and flood segments, which experienced premium growth between reporting periods.

Interest Expense

Interest expense was $164 and $597 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $433. On March 28, 2002, the Company fully repaid the outstanding balance of the Company’s Credit Facility.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $3,037, or 18.3%, to $13,547 for the nine months ended September 30, 2002 from $16,584 for the nine months ended September 30, 2001. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base (excluding the effects of the HDC Program) there were certain other noteworthy fluctuations:

•                 In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan were payable each March and were based upon the Company’s performance during the prior year ended December 31. The provisions of the plan required recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. Other operating costs and expenses for the six months ended June 30, 2002 included $526 related to the Company’s obligations under the plan. As a result of the events and activities occurring during the third quarter of 2002, management estimated that no amounts would be paid under the plan related to the operations of 2002. Accordingly, the Company reversed the entire accrued liability of $526 in September 2002 through a credit to earnings. Therefore, other operating costs and expenses for the nine months ended September 30, 2002 and 2001 includes $0 and $500 related to the Company’s obligations under the plan. On October 3, 2002, the Plan was terminated by the Company’s Board of Directors.

•                 As compensation for personal services rendered in connection with the settlement of certain then-outstanding litigation, the Company incurred $433 in consulting expenses to a member of its Board of Directors during the nine months ended September 30, 2001. No such arrangements existed for the corresponding period of 2002.

•                 A substantial portion of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. While PBP had proven to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Management fee expenses incurred for the nine months ended September 30, 2002 and 2001 were $24 and $325, respectively, a decrease of $301.

At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the nine months ended September 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $440 through a credit to earnings.

Finally, as a result of PBP’s runoff, which was substantially complete at September 30, 2002, the Company has experienced a reduction in its other operating costs and expenses incurred (excluding recovery of bad debts and management fee expenses incurred discussed above) of over $1,900 for the nine months ended September 30, 2002 as compared to the same period of 2001.

•                 INS experienced significant reductions in revenue for the nine months ended September 30, 2002 as compared to the same period of 2001 for a variety of reasons previously discussed. Associated with this decrease in revenues are corresponding reductions in other operating costs and expenses. Most notably, claims adjusting fees paid to independent adjusters decreased $762 between periods.

•                 Effective May 1, 2002, the Company changed service providers related to the statistical processing and reporting of its flood business written through the NFIP in order to capitalize on a more efficient fee structure charged for these services. As a result, the Company’s processing and reporting expenses for its flood operations decreased $210 for the nine months ended September 30, 2002 as compared to the same period of 2001.

•                 On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Monthly lease expense is calculated annually at a predetermined spread over the Prime Lending Rate. Lease expense for the nine months ended September 30, 2002 was $219, a decrease of $135 over the expense incurred for the same period of 2001.

•                 Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. As a result of adopting SFAS No. 142, other operating costs and expenses for the nine months ended September 30, 2002 did not include goodwill amortization of $94.

•                 On March 28, 2002, the Company repaid all amounts outstanding on its Credit Facility. In connection with this transaction, the unamortized portion of the deferred loan origination fees were expensed. As a result, other operating costs and expenses for the nine months ended September 30, 2002 includes additional amortization expense of $72 as compared to the same period of 2001.

•                 The Company or its subsidiaries were party to three primary pieces of litigation during the nine months ended September 30, 2002 (see Note 10 of Notes to Financial Statements and Part II – Other Information). As a result, legal expenses for the nine months ended September 30, 2002 are approximately $609 higher than for the corresponding period of 2001.

Special Items

During the quarter ended June 30, 2000, the Company recorded a special items charge in the amount of $16,421 associated with the discontinuation of its Nashville operations and the impairment of long-lived assets associated with those operations. As of September 30, 2001, the restructuring plan associated with the restructuring charge was substantially complete, resulting in a final revision of the initial estimate of $156 that was taken into income in September 2001.

Three months ended September 30, 2002 and 2001

Commission and Service Income

Commission and service income increased $107, or 1.1%, to $9,568 for the three months ended September 30, 2002 from $9,461 for the three months ended September 30, 2001. The flood segment accounted for $590 of the overall net increase, reporting commission and service income of $5,260 for the three months ended September 30, 2002, versus $4,670 for the same period of 2001. As a servicing carrier for the NFIP, the Company recognizes income for the policies it processes and the claims it services in the amount of 32% (during

2002) and 31% (during 2001) of direct written premium and 3.3% of direct incurred losses, respectively. Throughout 2001 and continuing through the September 30, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating (FloodXpert®). As a result of this growth, coupled with the increase in the NFIP commission rate, the Company’s NFIP written premium increased $896 for the three months ended September 30, 2002 over the same period of 2001. On September 12, 2002, the Company announced that it had received notice from the Federal Emergency Management Agency (FEMA) that FEMA did not intend to offer the Company a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating the Company’s participation in the NFIP. Though the Company’s numerous efforts to change FEMA’s decision were unsuccessful, it was able to obtain an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies must be transitioned to the NFIP, or to another carrier in the NFIP, and the Company’s servicing carrier status will be terminated. Also included in the flood segment are the results of operations of the Company’s flood zone determination subsidiary, AFS. Commission and service income earned by AFS increased $176 for the three months ended September 30, 2002 as compared to the same period of 2001. AFS operates two distinct business lines: flood zone determinations and flood insurance agent. As a result of the level of general mortgage interest rates as well as the introduction of technology that automates the majority of flood zone determinations, AFS has experienced a sharp increase in the number of determinations processed during the third quarter of 2002 as compared to 2001 due to consumer mortgage refinancing. In addition, AFS has experienced similar increases in commissions earned as a flood agent as a result of an increase in forced placed flood insurance policies by financial institutions requesting the flood zone determinations through AFS. This increase is also attributable to the fluctuation in consumer mortgage refinancing.

Effective July 1, 2002, one of the Company’s subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. Under either scenario, the Company does not expect to recognize significant revenue related to the agreement after 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. Included in commission and service income for the all other segment is the $727 SBC earned under this managing general agency agreement.

The automobile segment accounted for a decrease of $816, reporting commission and service income of $1,582 for the three months ended September 30, 2002, versus $2,398 for the same period of 2001. The decrease is substantially the result of the continuing runoff of the SC Facility, a residual market for automobile insurance in the State of South Carolina as previously discussed. Commission and service income generated by the automobile segment through the SC Facility amounted to $179 for the three months ended September 30, 2002 and $723 for the same period of 2001, a decrease of $544. The operations of the Company’s North Carolina domiciled subsidiary, UIC, accounted for another $275 decrease in commission and service income, resulting entirely from a decrease in premiums written and ceded to the NC Facility. The decrease is primarily the result of pricing and other competitive initiatives effected by certain of UIC’s competitors in an effort to increase premium volume, the effects of which were intensified as a result of the SCDOI’s order placing UIC’s affiliates, SCIC, Catawba and CAIC, under administrative supervision. UIC generally does not engage in pricing competitions with its competitors. Rather, UIC relies on its superior customer service, long standing agency relationships and proven commitment to the North Carolina marketplace to maintain or grow its premium volume. The remaining $3 increase in commission and service income reported by the automobile segment came from the SCAAIP.

The adjusting services segment accounted for a decrease of $370, reporting commission and service income of $1,872 for the three months ended September 30, 2002, versus $2,242 for the same period of 2001. The most significant contributor to the overall decrease is the continued runoff of the SC Facility previously discussed. Commission and service income generated from the SC Facility amounted to $94 and $239 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $145. Another $186 of the overall net decrease related to decreased commissions associated with the continuing runoff of claims associated with the Company’s Nashville and South Carolina Motor Vehicle programs, which began runoff in the second and third quarters of 2000. Another $170 of the overall net decrease resulted from INS’ catastrophe claims operation primarily resulting from a less active catastrophe season across the nation during 2002 as compared to 2001. In addition, that operation experienced some turnover in key management early in the third quarter of 2002, resulting in the loss of certain customers. Partially offsetting these decreases in commission and service income was an increase of $148 related to INS’ Claims Administration Services agreement with QualSure. Under this agreement, INS administers the claims of QualSure for a fee based upon subject earned premium. QualSure’s premium volume has been increasing throughout 2002 as compared to 2001. The remaining net decrease of $17 came from all other activities of the adjusting services segment.

The remaining $24 decrease in commission and service income came from the Company’s commercial operations.

Premiums Earned

Net premiums earned increased $10,394 or 316.1%, to $13,682 for the three months ended September 30, 2002 from $3,288 for the corresponding period of 2001. Effective January 1, 2002, two of the Company’s subsidiaries, SCIC and CAIC, issued workers’ compensation insurance master policies to a professional employment organization headquartered in Phoenix, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. Net premiums earned under this program are included in the all other segment and amounted to $9,563, none of which was recorded until September 2002 because sufficient information, including premium information and information necessary to estimate incurred losses, was not available until that time.

The automobile segment accounted for an increase of $470, reporting premiums earned of $1,771 for the three months ended September 30, 2002 versus $1,301 for the same period of 2001. The overall increase primarily resulted from three factors. First, effective July 1, 2002, UIC’s existing 75% quota share reinsurance agreement was canceled in favor of a 60% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreement for the entire third quarter of 2002 had a favorable impact on UIC’s premiums earned for the three months ended September 30, 2002 and overshadowed the effects of the pricing and other competitive initiatives effected by certain of UIC’s competitors. As a result, premiums earned by UIC for the three months ended September 30, 2002 were $1,584 as compared to the $981 earned for the corresponding period of 2001, an increase of $603. Second effective in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. There were no premiums earned from these operations for the three months ended September 30, 2002, a decrease of $74 over that earned for the same period of 2001. Third, premiums earned through the nonstandard automobile risk-bearing operations of Catawba amounted to $185 and $260 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $75 that is primarily related to the effects of the SCDOI’s order placing Catawba under administrative supervision. The remaining $16 increase in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility.

Premiums earned by the commercial segment amounted to $2,337 for the three months ended September 30, 2002, versus $1,980 for the same period of 2001, an increase of $357. This growth is attributable to the aforementioned growth as a result of an increase in average premium and the implementation of the Company’s internet-based policy rating system (CommercialXpert™) for the Company’s commercial agents.

The remaining $4 increase in premiums earned came from the Company’s runoff operations.

Net Investment Income

Net investment income decreased $38, or 6.3%, to $562 for the three months ended September 30, 2002 from $600 for the three months ended September 30, 2001. The principal cause of the decrease was the continually decreasing general level of market interest rates, intensified by a slight decrease in the Company’s investment portfolio between June 30, 2002 and September 30, 2002. For the three months ended September 30, 2002, the Company’s investment portfolio yielded an average return of 5.5%, a deterioration over the 6.2% averaged for the same period of 2001.

Other Interest Income, Net

Net other interest income decreased $302, or 97.7%, to $7 for the three months ended September 30, 2002 from $309 for the three months ended September 30, 2001. The decrease is substantially due to a reduction in UIC premiums financed through PBP as a result of the aforementioned implementation of UIC’s installment billing program and the runoff of PBP’s operations. Net other interest income realized by PBP was $4 for the three months ended September 30, 2002 versus $348 for the same period of 2001, a decrease of $344. The remaining $42 increase in net other interest income came from all other operations.

Net Realized Gain (Loss)

Net realized gains amounted to $13 and $51 for the three months ended September 30, 2002 and 2001, respectively, resulting from the sale of investments.

Policy Fees and Other Income

Policy fees and other income decreased $271, or 46.8%, to $308 for the three months ended September 30, 2002 from $579 for the three months ended September 30, 2001. The most significant component of the overall decrease was a decrease of $259 associated with a division of the adjusting services segment. The division posted policy fees and other income of $203 for the three months ended September 30, 2002 versus $462 for the same period of 2001. The decrease is attributable to a general decrease in business volumes within the division’s primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of key customers’ automobile programs in the state.

The Company’s primary source of policy fees revenue is its Nashville nonstandard automobile operations and its premium financing operations of PBP, which were placed into runoff in June 2000 and December 2001, respectively. As a result, virtually no premiums were written through the Nashville operation or financed through PBP for the three months ended September 30, 2002. Because the policy fees associated with each of these operations are directly correlated to premium writings and financing, they decreased $84 for the three months ended September 30, 2002 as compared to the same period of 2001. Partially offsetting these decreases in policy fees and other income was a $63 increase in other income earned by UIC associated with fees it is allowed to charge on the installment billing program that began in December 2001.

Furthering these decreases in policy fees and other income was a $51 decrease in other income resulting from the Company’s equity in the earnings of its unconsolidated subsidiaries, Sunshine and QualSure, from income of $8 for the three months ended September 30, 2001 to a loss of $43 for the same period in 2002. As the Company’s investment in each of these unconsolidated affiliates exceeds 20% of the equity of each respective company, the Company’s equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, is included in current earnings. Effective October 3, 2002, the Company’s ownership interest in QualSure was redeemed by QualSure. Therefore, the Company will no longer record equity in the undistributed earnings of QualSure.

Effective July 1, 2002, one of the Company’s subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. Under either scenario, the Company does not expect to recognize significant revenue related to the agreement after 2002. In its capacity as managing general agent SBC earned policy fees of $54, which are included in the all other segment.

The remaining increase in policy fees and other income of $6 came from all other operations.

Losses and Loss Adjustment Expenses

Losses and LAE increased $9,718 or 771.3%, to $10,978 for the three months ended September 30, 2002 from $1,260 for the three months ended September 30, 2001. Effective January 1, 2002, two of the Company’s subsidiaries, SCIC and CAIC, issued workers’ compensation insurance master policies to a professional employment organization headquartered in Phoenix, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. Net losses and LAE incurred under this program are included in the all other segment and amounted to $8,402, none of which was recorded until September 2002 because sufficient information, including premium information and information necessary to estimate incurred losses, was not available until that time.

The automobile segment accounted for an increase of $954, reporting losses and LAE of $1,003 for the three months ended September 30, 2002 versus $49 for the same period of 2001. The increase primarily resulted from two factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Losses and LAE incurred from these operations for the three months ended September 30, 2002 amounted to $10, an increase of $810 over the $800 favorable development experienced for the same period of 2001. Second, losses and LAE incurred by UIC amounted to $950 for the three months ended September 30, 2002 versus $981 for the same period of 2001, a decrease of $31. This decrease is attributable to the aforementioned decrease in premium volume as a result of pricing and other competitive initiatives effected by certain of UIC’s competitors, partially offset by the effects of a change in UIC’s quota share reinsurance (see Premiums Earned). The remaining $175 increase in losses and LAE incurred by the automobile segment came from business the Company is required to assume from the SC Facility.

The commercial segment accounted for an increase of $629, reporting losses and LAE of $1,400 for the three months ended September 30, 2002 versus $771 for the same period of 2001. This increase is attributable to segment’s premium growth between periods (see Premiums Earned).

Partially offsetting the overall increase in losses and LAE was the $213 decrease posted by the Company’s runoff environmental and workers compensation operations, resulting from a decrease in the favorable development of the segment’s outstanding loss and LAE reserves experienced between the comparable periods. During the three months ended September 30, 2002 and 2001, the Company experienced favorable development of $172 and $385, respectively.

The remaining decrease of $54 came from all other operations.

Policy Acquisition Costs

Policy acquisition costs increased $1,373, or 23.6%, from a balance of $5,816 for the three months ended September 30, 2001 to a balance of $7,189 for the three months ended September 30, 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was 20.0% for the three months ended September 30, 2002 and 2001.

Interest Expense

Interest expense was $4 and $168 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $164. On March 28, 2002, the Company fully repaid the outstanding balance of the Company’s Credit Facility.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,754, or 29.3%, to $4,230 for the three months ended September 30, 2002 from $5,984 for the three months ended September 30, 2001. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base (excluding the effects of the HDC Program) there were certain other noteworthy fluctuations:

•                  In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan were payable each March and were based upon the Company’s performance during the prior year ended December 31. The provisions of the plan required recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. Other operating costs and expenses for the six months ended June 30, 2002 included $526 related to the Company’s obligations under the plan. As a result of the events and activities occurring during the third quarter of 2002, management estimated that no amounts would be paid under the plan related to the operations of 2002. Accordingly, the Company reversed the entire accrued liability of $526 in September 2002 through a credit to earnings. Therefore, other operating costs and expenses for the three months ended September 30, 2002 and 2001 includes $(526) and $500 related to the Company’s obligations under the plan. On October 3, 2002, the Plan was terminated by the Company’s Board of Directors.

•                  INS experienced significant reductions in revenue for the three months ended September 30, 2002 as compared to the same period of 2001 for a variety of reasons previously discussed. Associated with this decrease in revenues are corresponding reductions in other operating costs and expenses. Most notably, claims adjusting fees paid to independent adjusters decreased $698 between periods.

•                  A substantial portion of UIC’s written premium has traditionally been financed through the Company’s premium finance subsidiary, PBP. While PBP had proven to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP’s operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Management fee expenses incurred for the three months ended September 30, 2002 and 2001 were $0 and $186, respectively.

At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the three months ended September 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $107 through a credit to earnings.

Finally, as a result of PBP’s runoff, which was substantially complete at September 30, 2002, the Company has experienced a reduction in its other operating costs and expenses incurred (excluding recovery of bad debts and management fee expenses incurred discussed above) of over $320 for the three months ended September 30, 2002 as compared to the same period of 2001.

•                  Effective May 1, 2002, the Company changed service providers related to the statistical processing and reporting of its flood business written through the NFIP in order to capitalize on a more efficient fee structure charged for these services. As a result, the Company’s processing and reporting expenses for its flood operations decreased $149 for the three months ended September 30, 2002 as compared to the same period of 2001.

•                  On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder and Chairman of the Board of

Directors. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Monthly lease expense is calculated annually at a predetermined spread over the Prime Lending Rate. Lease expense for the three months ended September 30, 2002 was $73, a decrease of $45 over the expense incurred for the same period of 2001.

•                  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. As a result of adopting SFAS No. 142, other operating costs and expenses for the nine months ended September 30, 2002 did not include goodwill amortization of $31.

•                  The Company or its subsidiaries were party to three primary pieces of litigation during the three months ended September 30, 2002 (see Note 10 of Notes to Financial Statements and Part II – Other Information). As a result, legal expenses for the three months ended September 30, 2002 are approximately $203 higher than for the corresponding period of 2001.

Special Items

During the quarter ended June 30, 2000, the Company recorded a special items charge in the amount of $16,421 associated with the discontinuation of its Nashville operations and the impairment of long-lived assets associated with those operations. As of September 30, 2001, the restructuring plan associated with the restructuring charge was substantially complete, resulting in a final revision of the initial estimate of $156 that was taken into income in September 2001.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity relates to the Company’s ability to produce sufficient cash to fulfill its contractual obligations. In addition to payments for its routine and recurring operating expenses, the Company’s principal contractual obligations include the payment of liabilities to its policyholders for unpaid losses and LAE and the future lease payments under its various operating leases. The Company is not party to, or contingently liable for, any off balance sheet financing arrangements or guarantees of any related or unaffiliated third party debt.

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

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including dividend payments on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

The third quarter of 2002 marked the ninth consecutive quarter of profitability for the Company, as it rebounded from the discontinuation of its Nashville and South Carolina Motor Vehicle nonstandard automobile programs announced in the second and third quarters of 2000. However, the third quarter of 2002 also presented several significant setbacks to the Company’s operations and cash flows: the Order imposed by the SCDOI as a result of the Company’s involvement in the HDC Program, the loss of the Company’s Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration, the negative publicity and the effect it has had on the Company’s commercial lines operations. Further, the SCRF continues its planned runoff, the Company’s managing general agent program in Florida has just begun runoff and the master policies associated with the HDC Program expire December 31, 2002. Therefore, none of these programs is expected to generate significant revenues beyond the fourth quarter of 2002. As the Company looks into the fourth quarter of 2002 and into 2003, there are expected to be reductions in force and other cost savings initiatives designed to realign the Company’s expense structure with its existing and forecasted revenue streams. Effective October 3, 2002, the Company’s ownership interest in QualSure with a carrying value of $4,144 was redeemed by QualSure for $4,775. The Company’s primary sources of revenue in 2003 will be the fee-for-service operations of INS and AFS, the retained risk nonstandard automobile operations of UIC and Catawba, and the risk-bearing commercial lines operations of Catawba previously written through SCIC in the states of South Carolina, Georgia and Tennessee. In addition, the Company has petitioned the NCDOI to allow UIC to renew SCIC’s risk-bearing commercial lines business in the state of North Carolina and Catawba has submitted an application to renew SCIC’s commercial lines business in Kentucky. Furthermore, the Company is evaluating the possibility and profitability of offering additional risk-bearing Personal Lines programs through Catawba in South Carolina, Georgia and Tennessee.

The Company believes that its existing sources of funds are adequate to enable it to conduct its business as described in this Quarterly Report on Form 10-Q for the foreseeable future.

Sources and Uses of Cash Flows

Operating Activities

Net cash provided by operations was $4,821 for the nine months ended September 30, 2002 on net income of $5,318 (see “Results of Operations”). Included in the net income for the period is a gain on sale of equity securities of $2,117 (see Investing Activities below). In addition, the Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. Included in the net income for the period is a $294 gain on the settlement of one of these policies. Cash provided by the settlement amounted to $848. Effective July 1, 2002 SBC entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program is runoff or rolled to the insurance operations of another carrier. SBC collected cash in the amount of $88 related to this program for the nine months ended September 30, 2002. Effective January 1, 2002, SCIC and CAIC issued workers’ compensation insurance master policies to a professional employment organization headquartered in Phoenix, Arizona to provide workers’ compensation insurance for that organization’s client companies located in California (SCIC) and Arizona (CAIC). The program was intended to be a fronting program administered by the professional employment organization, with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. SCIC and CAIC collected cash in the amount of $527 related to this program for the nine months ended September 30, 2002. Other significant sources of cash from operations include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $6,966 and the $1,548 reduction in reinsurance premiums prepaid to the Company’s reinsurers. As previously discussed, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. As this business continued its runoff during the nine months ended September 30, 2002, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2001 surpassed new recoverables being generated through continuing operations. Similarly, the SC Facility entered its final runoff effective March 1, 2002. As premiums written for the SC Facility continue to runoff, the Company will continue to experience a reduction in the level of reinsurance premiums prepaid to the SC Facility. Finally, effective July 1, 2002, the existing 75% quota share reinsurance agreement on UIC’s retained-risk nonstandard automobile program was canceled in favor of a 60% quota share reinsurance agreement. Retaining more risk on the program resulted in fewer premiums being prepaid to reinsurers and fewer ceded losses and LAE to recover from reinsurers.

Another significant source of cash was the $4,385 in collections on PBP’s premium notes receivable. A substantial portion of UIC’s written premium has traditionally been financed through PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP’s operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company’s internal collections department and the unaffiliated management company, PBP’s actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, during the three months ended June 30 and September 30, 2002, PBP’s allowance for uncollectable premium notes receivable was reduced by approximately $333 and $107, respectively, through credits to earnings.

Throughout 2001 and continuing through the six months ended June 30, 2002, the Company’s NFIP written premium increased at a rate that surpassed that of the NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating (FloodXpert®). As a result of this premium growth and the retention of its NFIP book of business, the Company received a marketing bonus from the NFIP of $615 in March 2002. As a result of the substantial increase in flood premium volume, the Company’s liability to the NFIP for premiums collected on its behalf has grown approximately $515 between December 31, 2001 and September 30, 2002. This is one of the largest drivers of the increase in balances due other insurance companies for that time period.

Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $1,852 and the liability for unearned premiums of $432. The primary cause of these reductions is the continued runoff of the Company’s environmental, workers compensation, Nashville and South Carolina nonstandard automobile programs.

In September 2002, SCIC, CAIC and the HDC Group mediated several outstanding issues which resulted in an Interim Agreement between the parties that was approved by the Arizona Superior Court in October 2002. In accordance with the court-approved Interim

Agreement, the HDC Group is responsible for funding all losses of the HDC 2002 workers’ compensation program and retains funds for all premiums not remitted to the reinsurers or to SCIC and CAIC for reinsurance and reimbursement for actual boards, bureaus, assessments and premium taxes incurred for the insurance policies are retained by the HDC Group. In essence, the Company has prefunded losses associated with the HDC Program. Included in the Company’s other assets at September 30, 2002 is an asset for these prefunded losses in the amount of $7,742.

Another significant use of cash was the $1,017 net increase in premiums and agents’ balances receivable. The majority of UIC’s written premium has traditionally been financed through PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. As such, premiums historically paid in full by PBP to UIC are now being billed and collected by UIC.

In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan are payable each March and are based upon the Company’s performance during the prior year ended December 31. Accordingly, in March 2002, the Company paid $852 in settlement of its December 31, 2001 obligations under the plan. The plan was terminated effective October 3, 2002 by the Company’s Board of Directors.

Investing Activities

Investing activities for the nine months ended September 30, 2002 used cash in the amount of $3,001. Cash expended in the net purchase and sale of fixed assets amounted to $655 as the Company upgraded certain obsolete computer equipment, installed a backup generator at its corporate headquarters, and made leasehold improvements to its corporate headquarters. Cash expended in the net acquisition of investments amounted to $2,346 for the period primarily as a result of the Company’s profitable operations.

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

In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. Total cash and investments at September 30, 2002 and December 31, 2001 was $46,866 and $45,874, respectively. All debt securities are considered available-for-sale and are carried at fair value as of September 30, 2002 and December 31, 2001. The weighted–average maturity of the fixed income investments as of September 30, 2002 was approximately 2.72 years. The average net investment yield on the Company’s investment portfolio was 5.3% for the nine months ended September 30, 2002.

Financing Activities

Financing activities for the nine months ended September 30, 2002 used cash in the amount of $2,634. On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder and Chairman of the Board of Directors for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is nonconvertible and nonredeemable and pays quarterly dividends at an annual adjustable rate of 3.5% plus LIBOR. On August 15, 2002, the Company redeemed its Special Stock and AFS Special Stock at a price of $10.00 per share, using cash in the amount of $2,590. Dividends paid on the Company’s Special Stock, AFS Special Stock and Adjustable Rate Cumulative Nonvoting Preferred Special Stock amounted to $323 for the nine months ended September 30, 2002.

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

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

•                 the possibility that the Company will be unable to meet its cash flow requirements; the Company has previously incurred net operating losses and the Company may experience net operating losses in the future;

•                 the costs of defending pending litigation and administrative proceedings and the risk of material adverse outcomes of pending and potential litigation and administrative proceedings involving the Company;

•                 the continuing impact of the South Carolina Department of Insurance’s Administrative Supervision of SCIC, Catawba and CAIC;

•                 the impact of exiting the NFIP;

•                 the ability to satisfy dividend obligations related to the Company’s Adjustable Rate Cumulative Nonvoting Preferred Special Stock;

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

•                 geographic concentrations of loss exposure, causing revenues and profitability to be subject to prevailing regulatory, demographic and other conditions in the areas in which the Company operates;

•                 the availability of reinsurance and the ability of the Company’s reinsurance arrangements to balance the geographical concentrations of the Company’s risks;

•                 the impact of competition from new and existing competitors, many of which have superior financial and marketing resources than the Company;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated market values of these market-rate sensitive investments as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002		December 31, 2001
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Government, government agencies and authorities	$13,694	$14,376	$14,202	$14,605
States, municipalities and political subdivisions	375	393	375	388
Corporate bonds	19,673	20,770	17,930	18,545

Total	$33,742	$35,539	$32,507	$33,538

The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated market value of the Company’s debt securities by approximately $(644) and $652, respectively, as of September 30, 2002. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available-for-sale and are carried at market value as of September 30, 2002 and December 31, 2001. The weighted-average maturity of the fixed income investments as of September 30, 2002 was approximately 2.72 years.

ITEM 4. CONTROLS AND PROCEDURES.

(a)          Based on their evaluation of the issuer’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer’s chief executive officer and controller and treasurer concluded that the effectiveness of such controls and procedures was adequate.

(b)        There were no significant changes in the issuer’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company’s wholly-owned subsidiaries – SCIC, Catawba, and CAIC, who are the three defendants to the litigation and who collectively owned 30.625% of the stock of QualSure until October 3, 2002. Effective October 3, 2002, the ownership interest in QualSure held by SCIC, Catawba and CAIC was redeemed by QualSure. A condition of the redemption was that the litigation would be dismissed with prejudice. On October 17, 2002, the litigation was dismissed with prejudice.

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

(c) Litigation was initiated in the Maricopa County Superior Court, State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation names as defendants the Company, SCIC and CAIC. The pleadings allege that SCIC and CAIC issued a workers’ compensation insurance policy to HDC and subsequently cancelled the policy in violation of Arizona law.

HDC filed its First Amended Complaint on April 9, 2002. The First Amended Complaint asks the court to rule that the defendants cannot order DuPre to cancel the policies and seeks damages, including punitive damages, for breach of the implied duty of good faith and fair dealing and breach of contract. On April 11, 2002, the Company, SCIC and CAIC filed their Answer to First Amended Complaint and Verified Counterclaims asking the court to rule that the workers’ compensation policies were validly rescinded or cancelled; they were void for failure to meet a condition precedent; DuPre was not the Company’s agent; and that Human Dynamics Corporation was estopped from preventing cancellation. The Company also counterclaimed for damages, including punitive damages, arising out of breach of covenant of good faith and fair dealing and breach of contract.

The Company requested, and the court granted, an accelerated trial on the issue of whether the policies were valid and effective. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. The Company intends to appeal the court’s decision.

Plaintiffs requested an award of attorneys’ fees and costs, which the Company opposed. That issue is still pending before the court. On August 2, 2002, the Company filed a Motion for Clarification asking the court to rule that, while the court’s decision remains in effect, Human Dynamics Corporation must pay the Company premiums, provide the Company all documents relating to claims and underwriting, and asking the court to declare that DuPre has no authority to act on behalf of the Company or its affiliates. At a hearing on August 21, 2002, the court ruled that DuPre has no authority to act on behalf of the Company or its affiliates. The court also agreed with the Company that plaintiffs must turn over to the Company all underwriting and claims files. The court further agreed that Human Dynamics Corporation shall not add any additional client companies beyond August 20, 2002. The parties agreed to mediate the remaining business issues involved in administering the HDC Program in accordance with the court’s decision. The parties mediated and have entered into an interim agreement, which was approved by the court on October 9, 2002.

On August 14, 2002, HDC filed a motion to amend its complaint to add claims for i) tortious interference with contract/business relations and ii) slander per se; injurious falsehood. The amendment to the complaint asks for compensatory and consequential damages. The motion to amend is pending before the court. On October 10, 2002, HDC submitted a settlement proposal for $8 million.

(d) Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on August 21, 2002 to report the issuance of an Order Imposing Administrative Supervision and Appointing Supervisor from the South Carolina Department of Insurance.

(e) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         List of exhibits

99.1  Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K:

(i)                      Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on August 21, 2002 to report the issuance of an Order Imposing Administrative Supervision and Appointing Supervisor from the South Carolina Department of Insurance.

(ii)                   Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on August 26, 2002 to report the imposition of restrictions on its North Carolina insurance operations and a downgrade of the Company’s rating by A.M. Best.

(iii)                Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on August 27, 2002 to report the imposition of restrictions on its subsidiary Consolidated American Insurance Company in the state of Arizona.

(iv)               Form 8-K/A filed pursuant to Item 5 thereof with the Securities and Exchange Commission on August 27, 2002 to report that the Company’s subsidiary Universal Insurance Company received a 2002 Financial Stability Rating® of A (Exceptional) from Demotech, Inc.

(v)                  Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on August 27, 2002 to report the imposition of restrictions on the Company’s subsidiary Consolidated American Insurance Company in the state of Arizona.

(vi)               Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on September 6, 2002 to report that the South Carolina Department of Insurance had approved the Company’s request for Catawba Insurance Company to begin renewing certain commercial lines insurance business previously written by South Carolina Insurance Company.

(vii)            Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on September 12, 2002 to report that the Company had received notice from the Federal Emergency Management Agency (“FEMA”) that FEMA did not intend to offer the Company a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002.

(viii)         Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on September 12, 2002 to report the Company’s voluntary agreement to cease and desist from transacting, soliciting or writing any new and renewal business in the state of California.

(ix)                 Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on September 17, 2002 to report that the Company received notification from Demotech, Inc. that the Financial Stability Rating® for Consolidated American Insurance Company and South Carolina Insurance Company had been suspended.

(x)                    Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 1, 2002 to report that the Company had entered into a non-binding letter of intent with Selective Insurance Company of America under which the Company would transfer its rights, title and interest in flood insurance policies written by its insurance subsidiaries through the National Flood Insurance Program.

(xi)                 Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 2, 2002 to report that the previously announced letter of intent to transfer its flood insurance servicing rights to Selective Insurance Company of America was mutually terminated due to lack of regulatory approval.

(xii)              Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 4, 2002 to report that Charles H. Powers had assumed the position of chief executive officer and that Bryan D. Rivers had been appointed treasurer.

(xiii)           Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 10, 2002 to report that the Company’s investment in QualSure Holding Corporation (“QualSure”) had been redeemed by QualSure.

(xiv)          Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 29, 2002 to report that Michael A. Culbertson had been appointed president.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SEIBELS BRUCE GROUP, INC.
(Registrant)

Date: November 14, 2002	/s/ Charles H. Powers
Charles H. Powers
Chief Executive Officer

Date: November 14, 2002	/s/ Michael A. Culbertson
Michael A. Culbertson
President

Date: November 14, 2002	/s/ Bryan D. Rivers
Bryan D. Rivers, CPA
Controller and Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, Charles H. Powers, certify that:

1.                        I have reviewed this quarterly report on Form 10-Q of The Seibels Bruce Group, Inc.;

2.                        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Charles H. Powers
Date	Charles H. Powers, Chief Executive Officer

CERTIFICATIONS

I, Michael A. Culbertson, certify that:

1.                        I have reviewed this quarterly report on Form 10-Q of The Seibels Bruce Group, Inc.;

2.                        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Michael A. Culbertson
Date	Michael A. Culbertson, President

CERTIFICATIONS

I, Bryan D. Rivers, certify that:

1.                        I have reviewed this quarterly report on Form 10-Q of The Seibels Bruce Group, Inc.;

2.                        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Bryan D. Rivers
Date	Bryan D. Rivers, Controller and Treasurer (Principal Accounting Officer)