Form 10-K
period 2002-12-31
SEIBELS BRUCE GROUP INC
filed 2003-03-31
CIK 276380

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes / / No /X/

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the most recently completed second fiscal quarter (quotation date of June 28, 2002), based on the closing sale price of the registrant's common stock, par value $1.00 per share, as reported on the National Association of Securities Dealers Over-the-Counter Bulletin Board on such date: $18,012,887.

    The number of shares outstanding of the registrant's common stock as of March 10, 2003: 7,831,690.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement in connection with the annual meeting of shareholders to be held May 7, 2003 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Table of Contents.......................................................      i

Abbreviations...........................................................     ii

                                      PART I

Item 1.     Business....................................................      2

Item 2.     Properties..................................................     14

Item 3.     Legal Proceedings...........................................     14

Item 4.     Submission of Matters to a Vote of Security Holders.........     16

                                     PART II

Item 5.     Market for the Registrant's Common Stock and Related
              Security Holder Matters...................................     17

Item 6.     Selected Financial Data.....................................     18

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     19

Item 8.     Financial Statements and Supplementary Data.................     55

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    101

                                     PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons
              of the Registrant.........................................    102

Item 11.    Executive Compensation......................................    103

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................    104

Item 13.    Certain Relationships and Related Transactions..............    104

Item 14.    Controls and Procedures.....................................    104

                                     PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K..................................................    105

Signatures..............................................................    109

                                 ABBREVIATIONS

    The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

        AFS........................  America's Flood Services, Inc.
        Catawba....................  Catawba Insurance Company
        CAIC.......................  Consolidated American Insurance Company
        FEMA.......................  Federal Emergency Management Administration
        GAAP.......................  Generally Accepted Accounting Principles
        Graward....................  Graward General Companies, Inc.
        INS........................  Insurance Network Services, Inc.
        JUA........................  Joint Underwriting Association
        LAE........................  Loss Adjustment Expenses
        MGA........................  Managing General Agent
        NC Facility................  North Carolina Reinsurance Facility
        NAIC.......................  National Association of Insurance Commissioners
        NASDAQ.....................  National Association of Securities Dealers Automated
                                       Quotation System
        NCDOI......................  North Carolina Department of Insurance
        NFIP.......................  National Flood Insurance Program
        Norwest....................  Norwest Financial Resources, Inc.
        OTC Bulletin Board.........  National Association of Securities Dealers
                                     Over-the-Counter Bulletin Board
        PBP........................  Premium Budget Plan, Inc.
        Premium....................  Premium Service Corporation of Columbia
        QualSure...................  QualSure Insurance Corporation
        QualSure Holding...........  QualSure Holding Corporation
        RAD........................  Regulatory Action Division
        RBC........................  Risk-Based Capital
        SAP........................  Statutory Accounting Principles
        The Company................  The Seibels Bruce Group, Inc.
        The Hartford...............  The Hartford Financial Services Group, Inc.
        SBC........................  Seibels, Bruce & Company
        SCAAIP.....................  South Carolina Associated Auto Insurers Plan
        SCDOI......................  South Carolina Department of Insurance
        SCIC.......................  South Carolina Insurance Company
        SC Facility................  South Carolina Reinsurance Facility
        SFAS.......................  Statement of Financial Accounting Standards
        UIC........................  Universal Insurance Company

                                     PART I

                           FORWARD LOOKING STATEMENTS

    Some of the statements discussed or incorporated by reference in this annual report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management's current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to The Seibels Bruce Group, Inc. (the "Company") on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

    - the possibility that the Company will be unable to meet its cash flow requirements; the Company has previously incurred net operating losses and the Company may experience net operating losses in the future;

    - the costs of defending pending litigation and administrative proceedings and the risk of material adverse outcomes of pending and potential litigation and administrative proceedings involving the Company;

    - the continuing impact of the South Carolina Department of Insurance's Administrative Supervision of South Carolina Insurance Company, Catawba Insurance Company and Consolidated American Insurance Company;

    - the impact of exiting the National Flood Insurance Program;

    - the ability to satisfy dividend obligations related to the Company's Adjustable Rate Cumulative Nonvoting Preferred Special Stock;

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

    - the effects if estimated reserves for losses and loss adjustment expenses established by the Company are deficient;

    - geographic concentrations of loss exposure, causing revenues and profitability to be subject to prevailing regulatory, demographic and other conditions in the areas in which the Company operates;

    - the availability of reinsurance and the ability of the Company's reinsurance arrangements to balance the geographical concentrations of the Company's risks;

    - the impact of competition from new and existing competitors, many of which have superior financial and marketing resources than the Company;

    - the continuing impact of the decisions to exit the Nashville and South Carolina nonstandard automobile operations;

    - the risk that current initiatives may not be successful;

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

    - the risk of loss of one or more key managing general agent relationships and the related risk that such agent could not be replaced;

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

ITEM 1. BUSINESS

(dollars in thousands except per share amounts)

CORPORATE PROFILE AND OVERVIEW OF OPERATIONS

    Tracing its roots to 1869, the Company, a South Carolina corporation, is a provider of a wide range of services to the insurance industry, as well as a provider of automobile, flood and other property and casualty insurance products. The Company is committed to providing quality customer service, building strong relationships with its customers, developing and capitalizing on territorial knowledge, and fostering the creativity and innovation of its associates. The Company's headquarters is located at 1501 Lady Street, Columbia, South Carolina 29201 and its telephone number is (803) 748-2000.

    The Company conducts business in two primary categories: fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations. Its fee-based property and casualty insurance operations include the following:

    - CLAIMS ADJUSTING AND MANAGEMENT SERVICES

      The Company's premium concentration in the catastrophe-heavy Southeast led to the creation of its subsidiary, Insurance Network Services, Inc. ("INS"), to manage the Company's internal claims activity. INS has since grown into a full service claims organization offering an array of capabilities to the insurance industry, including all-lines claim handling, automobile appraisals, catastrophe claim adjusting and glass claim services. INS is an important part of the Company's corporate structure and can accommodate claims services requests from anywhere in the United States.

      Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment in the common stock of QualSure Holding Corporation ("QualSure Holding"), representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure Insurance Corporation ("QualSure"), a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting Agencies, Inc., a managing general agent ("MGA") for QualSure. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. Effective October 3, 2002, the combined ownership interest in QualSure Holding was redeemed by QualSure Holding. Under the terms of the underlying redemption agreement, INS continues to provide claim administration services to QualSure under an amended contract at a reduced rate for terms that expire from October 4, 2005 through January 21, 2010. The most significant component of INS' revenues is the fees earned under its Claims Administration Services Agreement with QualSure, accounting for over 56%, 38% and 30% of its total revenues for the years ended
      December 31, 2002, 2001 and 2000, respectively.

      INS also generates a substantial portion of its income from the loss adjusting services provided in connection with the South Carolina Reinsurance Facility ("SC Facility"). The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. INS' fees earned from the loss adjusting services provided in connection with the SC Facility amounted to 6%, 10% and 20% of its total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

      In the fourth quarter of 2002, the Company undertook a profitability and viability analysis of each of INS' service lines. As a result, INS has begun a process of discontinuing certain of its service lines and eliminating the related expenses. INS' continuing operations are centered on its Claims Administration Services Agreement with QualSure and complemented by its network glass claims handling, all-lines claims administration and catastrophe claims administration services. Though INS' revenues may be lower in 2003 as compared to 2002, management believes it will be more profitable as a result of its initiatives.

    - NATIONAL FLOOD INSURANCE PROGRAM ("NFIP")

      Through its subsidiaries, South Carolina Insurance Company ("SCIC") and Catawba Insurance Company ("Catawba"), the Company participated in the NFIP, a flood insurance program administered by the federal government. In this capacity, SCIC and Catawba were responsible for all aspects of policy administration over the term of the policies, including underwriting, processing and statistical reporting, subject to administration guidelines of the NFIP. The companies were also responsible for all aspects of claims administration associated with claims reported under the business they produce. SCIC and Catawba received commission and service income from the NFIP for these policy and claims administration services, but retained no underwriting risk on any of the business produced because all of the premiums and associated losses were fully ceded to the NFIP. These commissions amounted to approximately 31% of direct premiums written for policy administration and 3.3% of direct incurred losses for claims administration.

      On September 12, 2002, the Company announced that it had received notice from the Federal Emergency Management Agency ("FEMA") that FEMA did not intend to offer SCIC and Catawba a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating their participation in the NFIP. FEMA's decision was the result of the Order Imposing Administrative Supervision and Appointing Supervisor (see further discussion immediately following "Workers' Compensation"). The Company made numerous attempts to change FEMA's decision, but FEMA would not reconsider the decision as a result of an unsatisfactory underwriting operation review of the Company's NFIP policies. Though the Company's numerous efforts to change FEMA's decision were unsuccessful, it obtained an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies were to be transitioned to the NFIP, or to another carrier in the NFIP, and the Company's servicing carrier status would be terminated. On November 15, 2002, the Company received approval from both FEMA and the South Carolina Department of Insurance ("SCDOI") and then announced that it had completed a transaction with The Hartford Financial Services
      Group, Inc. ("The Hartford") under which The Hartford acquired the right to renew or assume all of SCIC and Catawba's in-force NFIP business.

    - NORTH CAROLINA REINSURANCE FACILITY ("NC FACILITY")

      The NC Facility is a state-sponsored plan for assuring the availability of motor vehicle liability insurance to all North Carolina drivers outside of the voluntary market. Two of the Company's subsidiaries, SCIC and Universal Insurance Company ("UIC"), cede business to the NC Facility. In this capacity, each company is responsible for all aspects of policy administration over the term of the policies, including underwriting, processing and statistical reporting, subject to administration guidelines of the NC Facility. The companies are also responsible for all aspects of claims administration associated with claims reported under the business they produce. SCIC and UIC receive commission and service income from the NC Facility for these policy and claims administration services, but retain no underwriting risk on any of the business produced because all of the premiums and associated losses are fully ceded to the NC Facility. While UIC currently cedes substantially all of its motor vehicle liability premiums to the NC Facility, SCIC's NC Facility operations have been in runoff since the third quarter of 2000.

      UIC writes nonstandard automobile insurance (principally liability and physical damage coverages) primarily in the state of North Carolina. Approximately 57% and 59% of its total direct written premium in 2002 and 2001, respectively, are premiums for liability coverage, substantially all of which are ceded to the NC Facility. UIC receives underwriting and claims commissions for the premiums and related claims it cedes to the NC Facility equal to approximately 27% and 14%, respectively, of premiums written in the NC Facility.

    - SOUTH CAROLINA REINSURANCE FACILITY ("SC FACILITY")

      Catawba is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba is responsible for all aspects of policy administration over the term of the policies, including underwriting, processing and statistical reporting, subject to administration guidelines of the SC Facility. Catawba is also responsible for all aspects of claims administration associated with claims reported under the business it produces. Catawba receives commission and service income from the SC Facility for these policy and claims administration services, but retains no underwriting risk on any of the business produced because all of the premiums and associated losses are fully ceded to the SC Facility. These commissions amount to approximately 11% of premiums written in the SC Facility for policy administration and approximately 11% of paid losses ceded to the SC Facility for claims administration. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. The South Carolina Associated Automobile Insurers Program (the "SCAAIP") became effective in March 1999 and survived the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP. Effective March 1, 2003, the SCAAIP began its planned runoff.

    - FLOOD ZONE DETERMINATIONS AND FLOOD ZONE MAPPING TRACKING SERVICES

      The Company's subsidiary, America's Flood Services, Inc. ("AFS") offers flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to real estate lenders to determine whether or not homes are located in flood zones and, therefore, require flood insurance for loan closing. As a complementary product, AFS also offers flood insurance as an agent through servicing carriers of the NFIP. As a result, AFS' revenues can be affected by increasing or decreasing general market interest rates due to the impact these fluctuations have on the number of new real estate loans. In recognition of this fact, AFS has been actively working to expand its agency operations in an effort to balance the cyclical nature of its flood zone determination and flood mapping services. Commissions and fees from AFS' flood zone determinations and flood zone mapping services accounted for approximately 58%, 67% and 86% of its total revenues during 2002, 2001 and 2000, respectively, while commissions and fees from its agency operations accounted for approximately 41%, 33% and 11% of its total revenues for the same periods, respectively.

    - PREMIUM FINANCING SERVICES

      Until December 2001, a substantial portion of UIC's written premium had traditionally been financed through the Company's premium finance subsidiary, Premium Budget Plan, Inc. ("PBP"). Under this arrangement, PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP had proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Additionally, UIC continues to offer premium finance alternatives to its insureds through a number of unaffiliated premium finance companies. At December 31, 2002, the runoff of PBP was substantially complete.

    - MANAGING GENERAL AGENCY SERVICES

      Effective July 1, 2002, one of the Company's subsidiaries, Seibels,
      Bruce & Company ("SBC"), entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company's low-value dwelling homeowners' insurance program in the state of Florida until such time as that program is runoff. Runoff began
      January 1, 2003; therefore, SBC will not earn significant revenue related to the agreement after December 31, 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. SBC's claims administration responsibilities are fulfilled through a Claims Administration Services Agreement with INS.

    The Company seeks to balance its fee-based operations with selective risk underwriting in an effort to increase the Company's value for its shareholders, agents and employees by pursuing growth with an element of limited risk exposure. The Company's risk-bearing property and casualty insurance operations include the following:

    - NONSTANDARD AUTOMOBILE

      Substantially all of UIC's retained risk nonstandard automobile operations relate to its physical damage coverage, which are minimum limit policies partially reinsured through quota share reinsurance agreements. North Carolina is a "consent to rate" state for physical damage coverage premium charged by insurance companies. As such, UIC is not required to file its physical damage coverage premium rates with the North Carolina Department of Insurance

      ("NCDOI") prior to making them effective, as long as those rates are within statutorily defined limits of rates established by the North Carolina Rate Bureau. This provides UIC with the ability to quickly respond to developing trends in its marketplace and the underwriting results of its operations.

      Through its nonowners automobile program, Catawba provides supplemental automobile insurance coverage policies in South Carolina to employee drivers of company owned, operated and insured vehicles.

      During 2000, the Company discontinued its Nashville operations and placed all of this business into runoff, resulting in a special items charge to earnings of $16,365 for the year ended December 31, 2000. For the year ended December 31, 2002, there were no written premiums associated with this operation. Furthermore, as of December 31, 2002, only 149 claims with total net reserves for losses and loss adjustment expenses ("LAE") of $1,586 remained on this book of business.

      In contemplation of the runoff of the SC Facility, the Company introduced a voluntary nonstandard automobile program in South Carolina during 1997. In July 2000, the Company concluded that the operation could not generate profits in the foreseeable future and, therefore, placed the business into runoff. For the year ended December 31, 2002, there were no written premiums associated with this operation. Furthermore, as of December 31, 2002, only 64 claims with total net reserves for losses and LAE of $559 remained on this book of business.

    - COMMERCIAL LINES

      SCIC reentered the risk-bearing commercial lines market in February 1998 when it converted a substantial amount of premiums written in an MGA capacity for another insurance carrier to retained risk premiums. Under this program SCIC offered commercial package, business owners and garage liability policies primarily to small businesses in the states of South Carolina, North Carolina, Tennessee, Georgia and Kentucky. In April 1999, Catawba began offering a nonstandard tiered commercial automobile program in the state of South Carolina to capitalize upon the planned runoff of the SC Facility. Since that time SCIC and Catawba have capitalized on the long-standing relationships of their commercial lines agents and benefited from the experience of its qualified underwriters.

    - WORKERS' COMPENSATION

      Effective January 1, 2002, the Company, through SCIC and Consolidated American Insurance Company ("CAIC"), issued two workers' compensation insurance master policies to Human Dynamics Corporation ("HDC") and included as named insureds Infinet Holdings, Inc. and HDC Financial Services Corporation (collectively with HDC, the "HDC Group"). Significant matters related to these policies were litigated and mediated (see Item 3. Legal Proceedings). Pursuant to proceedings of the Arizona Superior Court, it was ordered that the HDC workers' compensation program (the "HDC Program") is to function as a large deductible workers' compensation program with HDC being responsible for all losses and LAE of the program up to $1,000 per occurrence (the "deductible"). Coverage for losses and LAE in excess of the deductible is provided by the Company, subject to its reinsurance for losses and LAE of $15,000 in excess of $5,000 per occurrence.

    On August 21, 2002, the SCDOI issued an Order Imposing Administrative Supervision and Appointing Supervisor (the "Order") that placed SCIC, Catawba and CAIC under administrative supervision for at least six months as a result of the disputes associated with the HDC Program of SCIC and CAIC. Provisions of the Order provided for SCIC, Catawba and CAIC to immediately cease writing risk-bearing business and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business. On August 23, 2002, SCIC and Catawba submitted to the SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business and
(2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved (the "Approval"). The Approval permits Catawba to continue to write new and renewal premiums in its risk-bearing automobile business and allows it to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. A subsequent request of, and approval from, the SCDOI and the Georgia Department of Insurance permits Catawba to also write new commercial lines business in South Carolina and Georgia. On September 12, 2002, SCIC and UIC submitted to the North Carolina Department of Insurance (the "NCDOI") a request to permit UIC to renew the risk-bearing commercial lines business previously written through SCIC in the state of North Carolina. This request was granted on November 25, 2002, and UIC subsequently began renewing the North Carolina commercial lines business of SCIC. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba's application to the Kentucky Department of Insurance to write this business was withdrawn and this business is being runoff. The Order had a negative impact on the Company's operations during the third and fourth quarters of 2002 (see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company cannot reasonably estimate the effects of the Order on its future operations.

    The Company's fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations discussed above are reported under the following segments:

    - AUTOMOBILE

      The Automobile segment includes UIC's retained risk nonstandard automobile and premium finance operations, Catawba's retained risk nonowners automobile program, the runoff of the Company's retained risk Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations.

    - FLOOD

      The Flood segment contains the fee-based NFIP operations of SCIC and Catawba, the fee-based flood zone determinations and flood zone mapping services of AFS, and the fee-based flood insurance agency operations of AFS.

    - COMMERCIAL

      The Commercial segment includes the runoff retained risk commercial operations of SCIC, the retained risk commercial operations of Catawba and UIC, and the fee-based commercial automobile activity for the NC Facility and SC Facility.

    - ADJUSTING SERVICES

      The Adjusting Services segment contains all of the fee-based operations of INS.

    - ALL OTHER

      The All Other segment contains the runoff risk-bearing environmental and general liability operations from the 1980's, primarily written in the state of California. The segment also includes the Company's runoff risk-bearing workers' compensation operations primarily written in the state of Florida in the early 1990's. Approximately 68% and 66% of the Company's total net reserves for losses and LAE at December 31, 2002 and 2001, respectively, relate to these long tail runoff operations.

      The All Other segment also contains the runoff risk-bearing workers' compensation program written by SCIC and CAIC through the HDC Group and the fee-based managing general agency services of SBC. The workers' compensation program written by SCIC and CAIC through the HDC Group was effective January 1, 2002 and terminated December 31, 2002. The fee-based managing general agency services of SBC began July 1, 2002 and entered into runoff effective December 31, 2002.

    Financial information about the Company's business segments is set forth in
Item 7 of this Form 10-K and in Note 13 to the consolidated financial statements included in this Form 10-K.

    The Company's operations as it enters 2003 are substantially different than they were when it entered 2002. As a result of the SCDOI Order and the sale of its NFIP book of business, the runoff of its managing general agent operations, the final runoff of the SC Facility and the SCAAIP, and the loss of its commercial lines business in the state of Kentucky, the Company has been forced to scale back its operations accordingly and is exploring opportunities for additional sources of revenue:

    - On January 20, 2003 Catawba requested permission from the SCDOI to begin writing a new risk-bearing nonstandard automobile program in the state of South Carolina. The SCDOI approved Catawba's request on February 6, 2003. The new program is expected to be implemented in the second quarter of 2003 and is expected to generate approximately $2,000 in direct written premium during 2003.

    - On January 20, 2003 Catawba requested permission from the SCDOI to begin writing a new risk-bearing homeowners program in the state of South Carolina. The SCDOI approved Catawba's request on February 6, 2003. The new program is expected to be effective in the third quarter of 2003 but is not expected to have a significant impact on the Company's operations in 2003.

    - On March 7, 2003 UIC requested permission from the NCDOI to write new fee-based commercial automobile business through the NC Facility. This request is currently pending.

    - UIC plans to submit a request to the NCDOI in the second quarter of 2003 to allow it to begin writing new commercial lines risk-bearing business in the state of North Carolina.

Though the Company believes it can successfully implement each of the above initiatives and develop a presence in the South Carolina nonstandard automobile and homeowners markets, as well as recover its market share in the North Carolina commercial lines market, no guaranty can be provided as to their success. Therefore, the Company also believes it is very important to place heavy emphasis on maintaining or growing its continuing operations from 2002: the risk-bearing nonstandard automobile and nonowners operations of UIC (North Carolina) and Catawba (South Carolina), respectively; the risk-bearing commercial lines operations of UIC (North Carolina) and Catawba (South Carolina, Georgia, and Tennessee); UIC's fee-based NC Facility operations (North Carolina); and the multi state fee-based operations of INS and AFS.

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

    From December 31, 1999 through June 30, 2002, UIC reinsured its physical damage coverage through 75% quota share reinsurance agreements with unaffiliated reinsurers. Effective July 1, 2002, the 75% quota share reinsurance agreement was replaced with a 60% quota share reinsurance agreement. Quota share reinsurance is designed to increase a company's capacity to write new and renewal business. Under its 60% quota share reinsurance agreement, UIC cedes 60% of its risk-bearing premiums, net of a ceding commission, as well as 60% of its incurred losses, to the reinsurer. The agreement provides for a loss corridor between 69% and 80% in which UIC retains all risk of loss. The reinsurer accepts 60% of the incurred losses above 80%.

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

    In connection with the workers' compensation program written by SCIC and CAIC through the HDC Group, SCIC and CAIC are party to catastrophe excess of loss reinsurance agreements that provide coverage amounting to $15,000 in excess of $5,000 per occurrence. In addition, as a large deductible workers' compensation program, estimated deductibles recoverable from the insured have reduced the Company's direct reserves for losses and LAE. The Company, in consultation with its consulting actuary, has estimated that the deductibles recoverable from the insured may be as much as $9,800 as of December 31, 2002. Approximately $4,300 of these recoverables has been collateralized as of the filing of this document as a result of various Court proceedings related to the program.

    The Company has issued a substantial number of automobile and flood insurance policies for, and fully reinsured those risks with, the NC Facility, the SC Facility and the NFIP. While the amount of reinsurance recoverable under these arrangements is significant, the Company believes the balances due from the NC Facility, the SC Facility and the NFIP are fully collectable due to the applicable governmental agency's backing and/or ability to assess policyholders and member companies for deficiencies.

INVESTMENTS AND INVESTMENT RESULTS

    The Company's investment portfolio is managed by the Investment Committee of its Board of Directors. In addition to complying with regulatory guidelines, the Company's investment policy stresses preservation of capital, market liquidity and diversification of risk. The Company's cash and investments are as follows at December 31:

                                                                2002        %         2001        %
                                                              --------   --------   --------   --------
U.S. Government, government agencies and authorities........  $15,195      30.6     $14,605      31.8
States, municipalities and political subdivisions...........      390       0.8         388       0.9
Corporate bonds.............................................   21,970      44.3      18,545      40.4
                                                              -------     -----     -------     -----
  Total debt securities.....................................   37,555      75.7      33,538      73.1
Equity securities...........................................    1,661       3.3       5,961      13.0
Cash and short-term investments.............................   10,423      21.0       6,375      13.9
                                                              -------     -----     -------     -----
  Total cash and investments................................  $49,639     100.0     $45,874     100.0
                                                              =======     =====     =======     =====

    The Company's investment in debt securities are considered available-for-sale securities and reported at fair value at December 31, 2002 and 2001.

    At December 31, 2001, the Company's equity securities consisted of its investments in Sunshine State Holding Corporation ("Sunshine State") and QualSure Holding. During 1997, the Company invested $854 in Sunshine for an ownership interest of 21.49%. Sunshine owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure Holding for $4,900. QualSure Holding is the holding company parent of QualSure, a homeowners take-out insurance company domiciled in the State of Florida. As each of these equity investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, are included in current earnings.

    Effective October 3, 2002, the Company's ownership interest in QualSure Holding, with a carrying value of $4,143, was redeemed by QualSure Holding for $4,775.

    At December 31, 2001, the Company owned 32,676 shares of common stock of Insurance Services Offices, Inc. ("ISO") which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company had historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company's shares of ISO for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

    Short-term investments are carried at cost, which approximates fair value.

    The weighting of the Company's overall cash and investments shifted towards cash and short-term investments as of December 31, 2002, as compared to December 31, 2001 as a result of the redemption of the Company's investment in QualSure and the sale of the renewal rights to its NFIP book of business to The Hartford. These transactions provided cash totaling $8,575 in the fourth quarter of 2002, a substantial portion of which had not been invested in longer term securities as of December 31, 2002.

    The following table sets forth the consolidated investment results for the three years ended December 31:

                                                     2002       2001       2000
                                                   --------   --------   --------
Total average investments(1).....................  $47,906    $47,841    $47,780
Net investment income............................  $ 2,183    $ 2,500    $ 2,660
Average yield....................................      4.6%       5.2%       5.6%
Net realized investment gain (loss)..............  $ 2,817    $    90    $  (236)
                                                   =======    =======    =======

------------------------

(1) Average of the aggregate invested amounts reported as of January 1, March 31, June 30, September 30, and December 31 as reported in the Company's applicable Forms 10-Q and 10-K.

    Declining levels of general market interest rates over the last 24 months have had a significant negative impact on the Company's average yield. Further, the shift in weighting of the Company's overall cash and investments towards lower yielding cash and short-term investments as of December 31, 2002, as compared to December 31, 2001 had a negative impact on the Company's average yield.

REGULATION

    STATE REGULATION. Insurance companies are subject to supervision and regulation in the jurisdictions in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the state insurance departments have the authority to establish standards of solvency that must be met and maintained by insurers, to license insurers and agents, and to approve policy forms. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

    Most states have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Three of the Company's insurance subsidiaries, SCIC, Catawba and CAIC, are domiciled in the state of South Carolina and are principally regulated by the SCDOI. UIC is domiciled in the state of North Carolina and is principally regulated by the NCDOI.

    Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they conduct business. Their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles and compliance with insurance department rules and regulations. South Carolina and North Carolina law, rather than federal bankruptcy law, would apply to the liquidation or reorganization of any of the Company's insurance companies. An examination by the SCDOI of SCIC, CAIC and Catawba, as of December 31, 1998 was completed in December 1999 with no material findings. An examination by the NCDOI of UIC as of December 31, 2000 was completed in September 2002 with no material findings. During 2002, the SCDOI has performed targeted examination procedures and has informed the Company that it will conduct an examination of SCIC, CAIC and Catawba as of December 31, 2002 beginning in 2003. In addition, the NCDOI has notified the Company that it will conduct a limited market conduct examination of SCIC in August 2003.

    Effective January 1, 2001, both the NCDOI and the SCDOI adopted the Codification of Statutory Accounting Principles ("Codification") as the prescribed basis of accounting for insurance companies domiciled in their respective states. Accordingly, all of the Company's statutory subsidiaries adopted Codification effective January 1, 2001. Adoption of Codification did not have a material effect on the financial statements of any of the Company's statutory subsidiaries.

    Since before the Company's acquisition of UIC in 1997, UIC has operated, and continues to operate, under the Regulatory Action Division ("RAD") of the NCDOI. Under the requirements of the RAD, UIC is required to submit monthly financial statements to the NCDOI.

    On August 21, 2002, the SCDOI issued an Order Imposing Administrative Supervision and Appointing Supervisor that placed SCIC, Catawba and CAIC under administrative supervision for at least six months as a result of the disputes associated with the HDC Program of SCIC and CAIC. Provisions of the Order provided for SCIC, Catawba and CAIC to immediately cease writing risk-bearing business and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business. On August 23, 2002, SCIC and Catawba submitted to the SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business and (2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved. The Approval permits Catawba to continue to write new and renewal premiums in its risk-bearing automobile business and allows it to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. A subsequent request of, and approval from, the SCDOI and the Georgia Department of Insurance permits Catawba to also write new commercial lines business in South Carolina and Georgia. On September 12, 2002, SCIC and UIC submitted to the NCDOI a request to permit UIC to renew the risk-bearing commercial lines business previously written through SCIC in the state of North Carolina. This request was granted on November 25, 2002, and UIC subsequently began renewing the North Carolina commercial lines business of SCIC. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba's application to the Kentucky Department of Insurance to write this business was withdrawn and this business is being runoff.

    NAIC GUIDELINES. The National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that may be inadequately capitalized. Compliance is determined by the ratio of the Company's regulatory total adjusted capital to its company action level RBC (as defined by the NAIC). Companies which fall below the company action level RBC are required to disclose plans to remedy the situation. As of December 31, 2002, all of the insurance subsidiaries have ratios in excess of the level which would prompt regulatory action.

    REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES.  See
Item 5 of this Form 10-K for a discussion of regulatory restrictions on the payment of dividends and other payments from insurance subsidiaries.

REQUIRED PARTICIPATION

    STATE RESIDUAL MARKET PLANS. Most states in which the Company's property and casualty insurance subsidiaries write business have collective pools, underwriting associations, reinsurance facilities, assigned risk plans and/or other types of residual market plans pursuant to which coverages not normally available in the voluntary market are shared by all companies writing that type of business in that state. Participation is usually based on the ratio of the Company's share of the voluntary market in a given state.

    SC FACILITY. The SC Facility is an unincorporated, non-profit administrative state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. The SC Facility provided a mechanism for insurance companies conducting business in the state of South Carolina to cede mandated, high-risk coverages under automobile policies to the SC Facility and to share the cost of those coverages ceded. Every insurer authorized to write automobile liability insurance in South Carolina was required to participate in the SC Facility. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective
October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. The SCAAIP became effective in March 1999 and survived the SC Facility. Effective March 1, 2003, the SCAAIP began its planned runoff.

    NFIP. FEMA's Federal Insurance and Mitigation Administration manages the NFIP. The NFIP regulations established the Financial Assistance/Subsidy Arrangement pursuant to which the NFIP Administrator and private sector insurers participate in the Write-Your-Own Program. Under the Write-Your-Own Program, insurers that are party to a Financial Assistance/Subsidy Arrangement may issue, in the name of FEMA, a Standard Flood Insurance Policy, the form and substance of which is approved by the NFIP Administrator. Insurers are responsible for all aspects of service, including policy issuance, endorsements and renewals of policies and the adjudication of claims brought under the policies, while the NFIP Administrator monitors the performance levels of all insurers participating in the Write-Your-Own Program. The Company is required to furnish FEMA such summaries and analyses of information, including claims information, as may be necessary to carry out the purposes of the National Flood Insurance Act of 1968, as amended.

COMPETITION AND OTHER FACTORS

    The Company operates in highly competitive industry markets. Many of its competitors have greater financial resources and higher ratings by A.M. Best. As a result of the Order, SCIC, CAIC and Catawba are currently rated "E--Under Regulatory Supervision" by A.M. Best. UIC currently has been assigned a rating of "C+--Marginal" by A.M. Best. In general, the Company competes with both large national writers and smaller regional companies in each state in which it operates. These competitors include other companies that, like the Company, serve the agency market as well as companies that sell insurance directly to policyholders. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased customer base loyalty and, potentially, reduced acquisition costs. Further, diversity of product offerings may be a meaningful factor in maintaining an advantage over competitors. Many of the Company's competitors offer a broader array of products and services and may, therefore, hold a competitive advantage.

    NONSTANDARD AUTOMOBILE INSURANCE BUSINESS. The Company competes in North Carolina with the major carriers for nonstandard voluntary automobile insurance business. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management believes that it is generally not in its best interest to match such price decreases; choosing instead to compete on the basis of underwriting criteria and superior service to its agents and insureds. Competition in the North Carolina market is driven not only by price, but also by premium financing. The North Carolina market is sensitive to the down payment required on a nonstandard automobile policy. For this reason, the Company offered premium financing through PBP, its premium finance company, through mid December 2001. In December 2001, the Company placed PBP into runoff and introduced an installment bill program directly administered by UIC. Under the program, UIC bills the insured monthly for premiums due and collects from the insured an installment fee. Additionally, UIC continues to offer premium finance alternatives to its insureds through a number of unaffiliated premium finance companies. The nonowners automobile market in South Carolina is a limited market with limited possibilities for significant increases in market share. While this business is somewhat price sensitive, customer service and agent relations are more crucial in maintaining market share.

    FLOOD PROGRAM. With respect to the continuing flood operations of AFS, factors influencing the choice of a competitor over AFS include pricing, automation of the flood zone determination process, service and size and financial resources of competitors relative to AFS. AFS' flood zone determination and flood insurance agency operations are not marketed toward larger financial institutions and insurance agencies, but rather are focused on small to medium sized operations. This niche that AFS has developed serves to reduce the amount of competitive pressures faced by AFS from larger competitors that may have greater financial resources than AFS.

    COMMERCIAL LINES. The Company continues to focus on small businesses in developing its "Main Street" book of business, but competition in this market is intense. The Company competes with large national and regional carriers, many with higher A.M. Best ratings, which influences the decisions of many commercial insurance customers. In addition, companies offering workers' compensation coverage may hold some competitive advantage over the Company as the Company does not offer this coverage. The Company is reinsuring its book of business with A rated carriers in an attempt to minimize the effects of not having its own A.M. Best rating.

    ADJUSTING SERVICES. INS operates in an intensely competitive environment. Many of its competitors sustain regional, multi-regional and national operations capable of servicing claims for all lines of insurance coverage. INS' continuing challenge is to provide customer service superior to that of its competitors in order to retain its existing customer base and attract new customers. Further, with the continuing runoff of the SC Facility, INS' revenues are concentrated in its Claims Administration Services Agreement with QualSure. The loss of this agreement would have a material adverse impact on the operations of the Adjusting Services segment. The ideal method of growth within INS is to obtain similar contracts with other insurance carriers. However, such opportunities are very infrequent and typically are associated with equity or some other type of investment in the customer. Many of INS' competitors have greater financial resources to quickly capitalize on such opportunities as they arise.

EMPLOYEES

    At December 31, 2002, the Company and its subsidiaries employed a total of 264 employees. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

    The Columbia, South Carolina headquarters, containing approximately 125,000 square feet, is owned by Charles H. Powers, the Company's majority shareholder, Chairman of the Board of Directors and Chief Executive Officer, and leased by the Company through 2003 for the property and casualty insurance and claims operations of SCIC, CAIC, Catawba and INS, as well as the managing general agent operations of SBC. The Winston-Salem, North Carolina office is the base for the operations of UIC and PBP. That office contains approximately 18,000 square feet and is leased through 2005. AFS is located in Rancho Cordova, California. AFS leases approximately 5,300 square feet, with the lease expiring in May 2005. Some additional premises are leased by the Company in other locations in which it operates. Management believes that these facilities are sufficient for the Company's current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

(dollars in thousands)

    (a) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company's wholly-owned subsidiaries--SCIC, Catawba, and CAIC, who are the three defendants to the litigation and who collectively owned 30.625% of the stock of QualSure until October 3, 2002. Effective October 3, 2002, the ownership interest in QualSure held by SCIC, Catawba and CAIC was redeemed by QualSure. A condition of the redemption was that the litigation would be dismissed with prejudice. On October 17, 2002, the litigation was dismissed with prejudice.

    (b) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America's Flood Service, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS, and is in its very earliest stages, with appearances and responsive pleadings being filed in July 2002. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA. AFS has filed a third-party claim against DeBroux Marketing Co. ("DeBroux") for fraud and indemnity stemming from DeBroux's transmission of the faxes at issue. Settlement discussions are ongoing, but the Company does not believe final resolution of the litigation will have a material impact on its financial statements.

    (c) Litigation was initiated in the Maricopa County Superior Court, State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation names as defendants the Company, SCIC and CAIC. Effective January 1, 2002, the Company, through SCIC and CAIC, issued two workers' compensation insurance master policies to HDC and included as named insureds Infinet and HDC Financial (collectively, the "HDC Group"). The HDC Group is a professional employment organization. SCIC and CAIC did not obtain the approval of the SCDOI prior to issuing the master policies and, therefore, subsequently canceled them. Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by the HDC Group against the Company, alleging that the Company wrongfully terminated workers compensation coverage, breached its implied duty of good faith and fair dealing by unilaterally rescinding HDC's workers compensation coverage and that the Company breached its contract with the HDC Group to provide workers compensation coverage. HDC claims its entitlement to punitive damages in an unspecified amount. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. The Company intends to appeal the decision.

In September 2002, the Company and the HDC Group mediated several outstanding issues which resulted in an Interim Agreement between the parties that was approved by the Court in October 2002. In accordance with the court-approved Interim Agreement, the HDC Group is responsible for funding all losses of the HDC 2002 workers' compensation program. Reinsurance coverage for the HDC Program was obtained on October 21, 2002 effective for losses incurred between January 1, 2002 and December 31, 2002 and amounting to $15,000 in excess of $5,000 per occurrence. The Company, upon receiving approval from the SCDOI, elected to retain the risk for losses amounting to $4,000 in excess of $1,000 per occurrence for premiums prescribed in the court-approved Interim Agreement. In addition, the Company received or is to receive fees equal to 4% of collected premium equivalents under the HDC Program as well as reimbursement for actual boards, bureaus, assessments and premium taxes incurred for the insurance policies. All premiums not remitted to the reinsurers or to the Company were retained by the HDC Group.

In subsequent Court proceedings it was ordered that the HDC Program is to function as a large deductible workers' compensation program with HDC being responsible for all losses and LAE of the program up to $1,000 per occurrence (the "deductible"). Coverage for losses and LAE in excess of the deductible is provided by the Company, subject to its reinsurance for losses and LAE of $15,000 in excess of $5,000 per occurrence. The Court has ordered HDC to retain an independent actuary to estimate the unpaid losses and LAE of the HDC Program, subject to the deductible, as of December 31, 2002, and has ordered HDC to deposit funds in an equivalent amount in a Court-restricted commercial checking account to serve as the funds from which losses of the HDC Program are to be paid. The actuary retained by HDC has issued a report estimating HDC's liability for the deductibles to be $4,300 as of December 31, 2002 and HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account to serve as the funds from which losses are to be paid. Pursuant to the court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC and has not received a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC's liability for the deductibles may be as much as $9,800 as of December 31, 2002. Whether the actuaries will be able to agree on an amount representing HDC's estimated liability for the deductibles at December 31, 2002 cannot be determined at this time.

With respect to punitive damages claimed by HDC, the Company intends to vigorously defend this matter and is considering filing a counterclaim. The ultimate outcome of this litigation cannot be reasonably determined at this time.

    (d) On August 21, 2002, the SCDOI issued the Order that placed SCIC, Catawba and CAIC under administrative supervision for at least six months as a result of the disputes associated with the HDC Program of SCIC and CAIC. Provisions of the Order provided for SCIC, Catawba and CAIC to immediately cease writing risk-bearing business and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business. On August 23, 2002, SCIC and Catawba submitted to the SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business and (2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved. The Approval permits Catawba to continue to write new and renewal premiums in its risk-bearing automobile business and allows it to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. A subsequent request of, and approval from, the SCDOI and the Georgia Department of Insurance permits Catawba to also write new commercial lines business in South Carolina and Georgia. On September 12, 2002, SCIC and UIC submitted to the NCDOI a request to permit UIC to renew the risk-bearing commercial lines business previously written through SCIC in the state of North Carolina. This request was granted on November 25, 2002, and UIC subsequently began renewing the North Carolina commercial lines business of SCIC. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba's application to the Kentucky Department of Insurance to write this business was withdrawn and this business is being runoff.

    (e) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders by the Company during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(dollars in thousands except per share amounts)

    (a) Market Information

    The Company's common stock is quoted and traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTC Bulletin Board") under the symbol "SBIG." The following table sets forth the range of high and low closing bid prices as reported on the OTC Bulletin Board. Such bid prices represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 10, 2003 the last reported bid price of the Company's common stock on the OTC Bulletin Board was $1.50 per share.

                                                                HIGH       LOW
                                                              --------   --------
2003
First quarter (through March 10, 2003)......................   $1.50      $1.10
                                                               =====      =====

2002
First quarter...............................................   $3.22      $1.75
Second quarter..............................................    3.34       2.05
Third quarter...............................................    2.50       0.78
Fourth quarter..............................................    1.70       0.75
                                                               =====      =====

2001
First quarter...............................................   $1.88      $0.59
Second quarter..............................................    3.10       1.70
Third quarter...............................................    2.74       2.00
Fourth quarter..............................................    2.70       2.00
                                                               =====      =====

    (b) Holders

    There were approximately 3,939 shareholders of record as of March 10, 2003.

    (c) Dividends

    There have been no dividends declared by the Company on its common stock during the past 5 years, and the Board of Directors does not presently intend to pay any cash dividends on common stock in the foreseeable future. The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the lease payments on its corporate headquarters and the dividend payments associated with the Adjustable Rate Cumulative Nonvoting Preferred Special Stock held by its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates. The Company's insurance subsidiaries are regulated as to their payment of dividends by their respective state of domicile's insurance laws. Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors.

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

    The South Carolina Insurance Holding Company Regulatory Act requires that all non-extraordinary dividends be approved by the SCDOI prior to payment. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer's surplus as regards policyholders as shown in the insurer's most recent Annual Statement, or (ii) net income, not including realized capital gains or losses, as shown in the insurer's most recent Annual Statement. Extraordinary dividends must be approved by the Commissioner of the SCDOI, or his designee, prior to payment.

    The North Carolina Insurance Holding Company System Regulatory Act allows payment of non-extraordinary dividends without prior approval of the Commissioner of the NCDOI provided that, in the Commissioner's judgment, the dividends do not impair the financial soundness of the company or are not detrimental to its policyholders. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer's surplus as regards policyholders as of the preceding December 31, or
(ii) net income, not including realized capital gains, for the 12-month period ending the preceding December 31. In determining whether a dividend or distribution is extraordinary, an insurer other than a life insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. Extraordinary dividends must be approved by the Commissioner of the NCDOI prior to payment.

    Payment of cash dividends by the Company is at the discretion of its Board of Directors and is based on its earnings, financial condition, capital requirements and other relevant factors. If the ability of the Company's insurance subsidiaries to pay dividends or make other payments to the Company is materially restricted by regulatory requirements, it could affect the Company's ability to service its Adjustable Rate Cumulative Nonvoting Preferred Special Stock and/or pay dividends. In addition, no assurance can be given that North Carolina or South Carolina will not adopt statutory provisions more restrictive than those currently in effect.

    At December 31, 2001 and during a portion of 2002, the Company had 50,000 shares of $0.625 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock and 209,000 shares of $0.620 Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock issued and outstanding. These obligations paid quarterly dividends at an annual rate of $0.625 per share and $0.62 per share, respectively. The Company paid a total of $101, $161 and $168 in dividends on these obligations in 2002, 2001 and 2000, respectively. Each issue of the Special Stock was redeemed on August 15, 2002 for cash.

    On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is nonconvertible and nonredeemable and pays quarterly dividends at an annual adjustable rate of 3.5% plus LIBOR (4.9% at December 31, 2002). The Company paid $329 in dividends related to this obligation in 2002.

    (d) Equity Compensation Plan Information

    The information required by Item 201(d) of Regulation S-K is set forth in
Item 12 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands except per share amounts)

    The following selected historical financial data for each of the five years ended December 31 is derived from the Company's audited consolidated financial statements. The selected data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of

Operations (Item 7) and the consolidated financial statements and accompanying notes (Item 8) included elsewhere herein.

                                              2002       2001       2000       1999       1998
                                            --------   --------   --------   --------   --------
FINANCIAL CONDITION:
  Total cash and investments..............  $ 49,639   $ 45,874   $ 48,707   $ 59,614   $ 64,250
  Total assets............................   133,674    150,638    170,666    254,803    295,563
  Total debt..............................        --      7,721     10,159     14,986     16,250
  Special stock...........................        --      2,590      2,700      2,700      2,700
  Shareholders' equity....................    31,224     16,974     11,992     26,557     35,588
  Book value per share:
    Preferred.............................     10.00         --         --         --         --
    Common................................      2.97       2.17       1.53       3.39       4.58
                                            ========   ========   ========   ========   ========
RESULTS OF OPERATIONS:
  Revenues:
    Commission and service income.........  $ 33,853   $ 36,272   $ 35,890   $ 45,652   $ 49,298
    Property and casualty premiums
      earned..............................    15,661     14,433     25,137     53,344     22,762
    Credit life premiums earned...........        --         --         --         --         13
    Net investment and other interest
      income..............................     2,242      3,901      4,627      4,220      4,645
    Net realized gain (loss)..............     3,084       (211)      (225)       338         54
    Other income..........................     2,306      2,913      4,693      4,779      4,645
                                            --------   --------   --------   --------   --------
      Total revenues......................  $ 57,146   $ 57,308   $ 70,122   $108,333   $ 81,417
                                            ========   ========   ========   ========   ========
  Income (loss) before accounting
    change................................  $  6,123   $  4,366   $(15,361)  $ (7,536)  $ (2,293)
  Effect of accounting change.............        --         --         --         --       (601)
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $  6,123   $  4,366   $(15,361)  $ (7,536)  $ (2,894)
                                            ========   ========   ========   ========   ========
  Basic earnings (loss) per share before
    accounting change.....................  $   0.73   $   0.54   $  (1.98)  $  (0.99)  $  (0.31)
  Basic loss per share effect of
    accounting change.....................        --         --         --         --      (0.08)
                                            --------   --------   --------   --------   --------
  Basic earnings (loss) per share after
    accounting change.....................  $   0.73   $   0.54   $  (1.98)  $  (0.99)  $  (0.39)
                                            ========   ========   ========   ========   ========
  Diluted earnings (loss) per share before
    accounting change.....................  $   0.72   $   0.53   $  (1.98)  $  (0.99)  $  (0.31)
  Diluted loss per share effect of
    accounting change.....................        --         --         --         --      (0.08)
                                            --------   --------   --------   --------   --------
  Diluted earnings (loss) per share after
    accounting change.....................  $   0.72   $   0.53   $  (1.98)  $  (0.99)  $  (0.39)
                                            ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands except per share amounts)

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

VALUATION OF INVESTMENTS

    The Company's debt securities are reported at fair values in the consolidated balance sheets. Fair values are generally based on quoted market prices. The impact of changes in the reported values of the Company's debt securities is recorded through accumulated other comprehensive income, a separate component of shareholders' equity.

    At December 31, 2002, the Company's equity securities consist of its investments in Sunshine State, representing an ownership interest of 21.49%. As the investment exceeds 20% of Sunshine State's equity, the Company's equity in the undistributed earnings of the unconsolidated affiliate, using the equity method, are included in current earnings.

    If any decline in value of an investment is considered to be other than temporary, a write down of the investment through a charge to current earnings is required. Factors the Company considers in evaluating whether a decline in value is other than temporary include: 1) the Company's intent and ability to hold the investment long enough to allow for an expected recovery in value;
2) the duration and extent to which the fair value has been less than cost; and
3) the financial condition, operating environment and forecasted operations of the issuer.

ASSET VALUATION RESERVES AND IMPAIRMENT

    The Company routinely evaluates the collectability of its agents' balances receivable and premium notes receivable based upon historical aging analyses, past experience, and known economic trends or conditions and has established reserves for estimated uncollectable accounts amounting to $2,681 and $3,763 at December 31, 2002 and 2001, respectively, representing 43.2% and 37.5%, respectively, of gross agents' balances receivable and premium notes receivable. The large reserve estimate is a direct result of the continuing runoff of the Company's Nashville operation begun in June 2000, the runoff of its premium finance operation begun in December 2001, and UIC's retention of receivables previously financed. Though the Company believes its current estimated allowances for doubtful accounts are adequate and not excessive, it is possible that the accuracy of the estimation process could be materially impacted as current economic trends or conditions change or develop.

    The Company has recorded reinsurance recoverables on paid and unpaid losses and LAE amounting to $38,075 and $51,078 at December 31, 2002 and 2001, respectively, from a variety of reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Therefore, the Company routinely evaluates the collectability of these recoverables by monitoring the financial condition of the reinsurer, primarily through the use of A.M. Best ratings and reports. For recoverables from the SC Facility, the NC Facility and the NFIP, aggregating to $29,690 and $39,383 at December 31, 2002 and 2001, respectively, the Company believes that any collections risk is mitigated due to each governmental agency's backing and/or ability to assess policyholders and member companies for funding deficiencies. For recoverables from all other reinsurers, the Company has no reason to believe that the amounts will not be recovered in full.

    In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. These impairment tests require, among other things, the estimation of a fair market value of reporting units associated with a company's goodwill. The Company has unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and PBP) and AFS, respectively. In estimating the fair value of these business units, the Company employs both an income-based approach and a market-based approach. Significant judgments and estimates involved in this estimation process include forecasts of future sustainable operations, the selection of appropriate discount rates and the identification of appropriate comparable companies and multiples of earnings.

DEFERRED POLICY ACQUISITION COSTS

    The Company defers costs that are attributable to, and vary with, the production of insurance premiums to the extent that these costs are considered recoverable from future profits. These deferred policy acquisition costs (DPAC) amounted to $1,168 and $1,200 at December 31, 2002 and 2001, respectively, and are being amortized into income evenly over the life of the underlying insurance contracts. Periodic recoverability tests, including estimates of sustainable loss and operating expense ratios, are performed on the DPAC and estimated unrecoverable amounts are charged to earnings during the period in which they are deemed unrecoverable.

PROPERTY AND CASUALTY UNPAID LOSSES AND LAE

    The Company's liability for property and casualty unpaid losses and LAE includes:

    (1) An accumulation of case estimates for losses reported prior to the close of the accounting period.

    (2) Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.

    (3) Estimates of allocated, as well as unallocated, LAE liabilities.

    (4) The deduction of estimated amounts recoverable from salvage, subrogation and second injury funds.

    (5) Estimated losses for reinsurance assumed.

    Management, in conjunction with the Company's consulting actuary, performs a complete review of the Company's recorded reserves for unpaid losses and LAE to evaluate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are adequate. However, establishing reserves is an estimation process and the ultimate liability may be in excess of or less than the amount recorded. Changes in estimated loss reserves are recorded in the year so determined. For example, for the years ended December 31, 2002, 2001 and 2000, the Company experienced development in its December 31, 2001, 2000 and 1999 unpaid losses and LAE of $970, $23, and $2,355, respectively. The development was recorded during the years ended December 31, 2002, 2001 and 2000, the periods in which the development was determined.

    Premiums and losses of the HDC Program are recorded on the books of SCIC and CAIC as direct insurance activity and ceded as applicable to reinsurers. SCIC and CAIC, in consultation with their consulting actuary, have established reserves for estimated unpaid losses and LAE, including estimates of incurred but not reported claims. Except for the layer of losses retained by SCIC and CAIC ($4,000 in excess of $1,000 per occurrence), changes in the estimated liability for losses and LAE for the program are not expected to have a net impact on SCIC and CAIC results of operations. The estimated recoveries under this program related to the first $1,000 per occurrence, and reinsurance recoverable related to $15,000 in excess of $5,000 per occurrence, are expected to vary by the same amount as any change in the estimated reserves for losses and LAE in those layers, offsetting any impact on operations. Due to limited historical loss experience for the population of insureds participating in the HDC Program, estimates of the liability for losses and LAE and the related deductibles and reinsurance recoverable may vary significantly from amounts recorded at December 31, 2002. Additionally, estimated deductibles recoverable from the insured have reduced the Company's direct reserves for losses and LAE. The Company, in consultation with its consulting actuary, has estimated that the deductibles recoverable from the insured may be as much as $9,800 as of December 31, 2002. Approximately $4,300 of these recoverables has been collateralized as of the filing of this document as a result of various Court proceedings related to the program.

LEGAL CONTINGENCIES

    The Company is party to significant litigation with respect to the HDC Program. The ultimate outcome of this litigation cannot be reasonably determined at this time.

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

INCOME TAXES

    Over the last 10 to 15 years the Company has generated substantial net operating losses, which have resulted in sizeable federal tax operating loss carryforwards and capital loss carryforwards of $92,198. In addition, the Company has experienced three "change in ownership" events since June 1998, which limit the Company's ability to fully utilize the benefit of these carryforwards. Due to its lack of consistent earnings, the Company has placed a full valuation reserve against its net deferred tax asset at December 31, 2002 and 2001. Subsequent revisions to the net realizable value of the net deferred tax asset could cause the Company's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the federal net operating loss carryforward expires or is utilized.

REVENUE DEFERRAL

    One of AFS' product offerings is a "life of loan" flood zone determination whereby AFS agrees to update the zoning status of the subject property throughout the life of the original underlying loan. Therefore, AFS defers a portion of the revenues associated with this product and amortizes it into income over the estimated life of the original underlying loan. Significant estimates AFS must make in determining the estimated annual amortization of this deferred revenue include rates of loan amortization and loan prepayment. Loan prepayment rates are materially impacted by the general level of mortgage interest rates. For example, higher loan prepayment rates will be experienced during periods of falling mortgage interest rates and lower prepayment rates will be experienced during periods of rising mortgage interest rates. The higher the loan prepayment rate, the faster AFS' deferred revenues will amortize into income.

    Under its Claims Administration Services Agreements with QualSure Holding and similar agreements with other customers, INS records service income and fees over the period in which the claims adjusting, file management and settlement services are performed. The most significant estimate INS must make in recording this income is the settlement status of individual claims within the monthly total portfolio of reported claims for each month in which fees were received. Simply stated, the faster INS is able to close these claims, the faster its deferred revenue will be amortized into income.

    Included in other liabilities and deferred items as of December 31, 2002 and 2001 is $1,046 and $368, respectively, of deferred revenue for services to be performed in the future.

    On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had completed a transaction with The Hartford under which The Hartford acquired the right to renew or assume all of SCIC and Catawba's in-force NFIP business. The purchase price of the renewal rights was $3,800 in cash at closing, plus up to $1,000 to be paid on November 15, 2003, if certain retention thresholds on the book of business are achieved. Provisions of the underlying sales agreement, as approved by FEMA, provide that The Hartford administer and report the Company's business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company's continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) has been deferred and will be recognized evenly over the transition period. It is uncertain whether the Company will meet the retention thresholds to qualify for the additional $1,000. Any such additional amounts will only be reflected in revenue if and when the retention thresholds and related requirements are achieved. Included in other liabilities and deferred items as of December 31, 2002 is $3,149 of deferred revenue associated with this transaction.

OTHER

    The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See Item 8 for the Company's audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

                                    OVERVIEW

    The Company conducts its business in two primary categories, fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations, and reports its operations through five distinct business segments. Following is a summary of the Company's reporting segments with indications of whether the supporting operating segments are risk-bearing or fee-based operations, whether the supporting operating segments are ongoing operations or in runoff, and the supporting operating segment's total revenues in 2002, 2001 and 2000:

                                                 OPERATION:                                    TOTAL REVENUES:
                       --------------------------------------------------------------   ------------------------------
       SEGMENT                      DESCRIPTION                   TYPE        STATUS      2002       2001       2000
---------------------  -------------------------------------  ------------   --------   --------   --------   --------
Automobile:            UIC nonstandard automobile(1)          Both           Ongoing    $11,474    $11,849    $13,226
                       Catawba nonowners automobile           Risk-bearing   Ongoing        774      1,049        725
                       Nashville and SC automobile(1)         Risk-bearing   Runoff       1,652      2,512     17,858
                       SC Facility and SCAAIP                 Fee-based      Runoff       1,158      3,085      4,808
                       Premium financing                      Fee-based      Runoff          40      1,831      1,639
                                                                                        -------    -------    -------
                                                                                        $15,098    $20,326    $38,256
                                                                                        -------    -------    -------
Flood:                 AFS operations                         Fee-based      Ongoing    $ 2,132    $ 2,492    $ 2,489
                       NFIP                                   Fee-based      Runoff      15,398     14,598     12,399
                                                                                        -------    -------    -------
                                                                                        $17,530    $17,090    $14,888
                                                                                        -------    -------    -------
Commercial:            Commercial operations(1),(2)           Risk-bearing   Ongoing    $11,326    $ 8,378    $ 3,869
                                                                                        -------    -------    -------
Adjusting Services:    INS operations                         Fee-based      Ongoing    $ 8,210    $10,232    $11,343
                                                                                        -------    -------    -------
All Other:             HDC Program                            Risk-bearing   Runoff     $ 1,383    $    --    $    --
                       Managing general agent                 Fee-based      Runoff       1,424         --         --
                       All other(3)                           Risk-bearing   Runoff       2,175      1,282      1,766
                                                                                        -------    -------    -------
                                                                                        $ 4,982    $ 1,282    $ 1,766
                                                                                        -------    -------    -------
                                                                                        $57,146    $57,308    $70,122
                                                                                        =======    =======    =======

--------------------------

(1) At December 31, 2001, the Company owned 32,676 shares of common stock of ISO which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company had historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company's shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117 allocated as follows:

Nashville and SC automobile.................................   $1,191
Commercial operations.......................................      807
UIC nonstandard automobile..................................      119
                                                               ------
                                                               $2,117
                                                               ======

(2) Includes SCIC's commercial operations in the state of Kentucky, which is currently in runoff. Direct premiums earned by SCIC in the state of Kentucky amounted to $2,471, $1,968 and $1,812 in 2002, 2001, and 2000, respectively.

(3) The Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294.

    The Company's net income (loss) by business segment is as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
Automobile..................................................   $1,413     $2,332    $(15,245)
Flood.......................................................      971        912        (142)
Commercial..................................................    1,785        792        (247)
Adjusting services..........................................      876      1,100       1,768
All other...................................................    1,078       (770)     (1,495)
                                                               ------     ------    --------
  Net income (loss).........................................   $6,123     $4,366    $(15,361)
                                                               ======     ======    ========
  Per share.................................................   $ 0.73     $ 0.54    $  (1.98)
                                                               ======     ======    ========

AUTOMOBILE

    The Automobile segment includes UIC's retained risk nonstandard automobile and runoff premium finance operations, Catawba's retained risk nonowners automobile program, the runoff of the Company's retained risk Nashville and South Carolina automobile operations, and the fee-based NC Facility, SC Facility and SCAAIP operations.

UIC OPERATIONS

    UIC writes nonstandard automobile insurance (principally liability and physical damage coverages) primarily in the state of North Carolina. Approximately 57% and 59% of its total direct written premium in 2002 and 2001, respectively, are premiums for liability coverage, substantially all of which are ceded to the NC Facility. The NC Facility is a state-sponsored plan for assuring the availability of motor vehicle liability insurance to all North Carolina drivers outside of the voluntary market. UIC derives commission and service income from the NC Facility for writing and administering the premiums and servicing the related claims, but it retains no underwriting risk. UIC receives underwriting and claims commissions for the premiums and related claims it cedes to the NC Facility equal to approximately 27% and 14%, respectively, of premiums written in the NC Facility.

    Substantially all of UIC's retained risk nonstandard automobile operations relate to its physical damage coverage, which are minimum limit policies partially reinsured through quota share reinsurance agreements. From
December 31, 1999 through June 30, 2002, UIC reinsured its physical damage coverage through 75% quota share reinsurance agreements with unaffiliated reinsurers. Effective July 1, 2002, the 75% quota share reinsurance agreement was replaced with a 60% quota share reinsurance agreement. North Carolina is a "consent to rate" state for physical damage coverage premium charged by insurance companies. As such, UIC is not required to file its physical damage coverage premium rates with the NCDOI prior to making them effective, as long as those rates are within statutorily defined limits of rates established by the North Carolina Rate Bureau. This provides UIC with the ability to quickly respond to developing trends in its marketplace and the underwriting results of its operations.

    A substantial portion of UIC's written premium has traditionally been financed through the Company's premium finance subsidiary, PBP. Under this arrangement, PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP had proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Additionally, UIC continues to offer premium finance alternatives to its insureds through a number of unaffiliated premium finance companies. At December 31, 2002 the runoff of PBP was substantially complete.

NONOWNERS AUTOMOBILE PROGRAM

    Through its nonowners automobile program, Catawba provides supplemental automobile insurance coverage policies in South Carolina to employee drivers of company owned, operated and insured vehicles. The nonowners automobile market in South Carolina is a limited market with limited possibilities for significant increases in market share. While this business is somewhat price sensitive, customer service and agent relations are more crucial in maintaining market share.

NASHVILLE AND SOUTH CAROLINA AUTOMOBILE OPERATIONS

    During 2000, the Company discontinued its Nashville operations and placed all of this business into runoff, resulting in a special items charge to earnings of $16,365 for the year ended December 31, 2000. For the year ended December 31, 2002 there were no written premiums associated with this operation. Furthermore, as of December 31, 2002 only 149 claims with total net reserves for losses and LAE of $1,586 remained on this book of business.

    In contemplation of the runoff of the SC Facility, the Company introduced a voluntary nonstandard automobile program in South Carolina during 1997. In
July 2000, the Company concluded that the operation could not generate profits in the foreseeable future and, therefore, placed the business into runoff. For the year ended December 31, 2002 there were no written premiums associated with this operation. Furthermore, as of December 31, 2002 only 64 claims with total net reserves for losses and LAE of $559 remained on this book of business.

    All of the revenues reported for these operations for the year ended December 31, 2002 result from allocated realized gain from the sale of the Company's equity investment in ISO and allocated investment income associated with the operation's portfolio of outstanding losses and LAE.

SC FACILITY AND SCAAIP OPERATIONS

    Catawba is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba receives commission and service income from the SC Facility for writing and administering the premiums and servicing the related claims, but retains no underwriting risk because all of the premiums and losses are fully ceded to the SC Facility. These commissions amount to approximately 11% of premiums written in the SC Facility for policy administration and approximately 11% of paid losses ceded to the SC Facility for claims administration. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewal business to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. The SCAAIP became effective in March 1999 and survived the SC Facility. Although the SCAAIP offers the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP. Effective March 1, 2003, the SCAAIP began its planned runoff.

FLOOD

    The Flood segment contains the runoff fee-based NFIP operations of SCIC and Catawba, the fee-based flood zone determinations and flood zone mapping services of AFS, and the fee-based flood insurance agency operations of AFS.

NFIP

    Through SCIC and Catawba, the Company participated in the NFIP, a flood insurance program administered by the federal government. In this capacity, SCIC and Catawba received commissions and service income from the NFIP for writing and administering the premiums and servicing the related claims, but retained no underwriting risk because all of the premiums and losses were fully ceded to the NFIP. These commissions amount to approximately 32% (during 2002) and 31% (during 2001) of direct premiums written for policy administration and 3.3% of direct incurred losses for claims administration.

    During 2002 and 2001, the Company's NFIP written premium increased at a rate that surpassed that of the total NFIP, due primarily to obtaining several large books of flood business from independent insurance agents across the United States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. As a result of its premium growth and the retention of its NFIP book of business, the Company received marketing bonuses from the NFIP of $615 and $553 in March 2002 and 2001, respectively.

    On September 12, 2002, the Company announced that it had received notice from FEMA that FEMA did not intend to offer SCIC and Catawba a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating their participation in the NFIP. FEMA's decision was the result of the Order Imposing Administrative Supervision and Appointing Supervisor. The Company made numerous attempts to change FEMA's decision, but FEMA would not reconsider the decision as a result of an unsatisfactory underwriting operation review of the Company's NFIP policies. Though the Company's numerous efforts to change FEMA's decision were unsuccessful, it obtained an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies were to be transitioned to the NFIP, or to another carrier in the NFIP, and the Company's servicing carrier status would be terminated. On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had completed a transaction with The Hartford under which The Hartford acquired the right to renew or assume all of SCIC and Catawba's in-force NFIP business. The purchase price of the renewal rights was $3,800 in cash at closing, plus up to $1,000 to be paid on November 15, 2003, if certain retention thresholds on the book of business are achieved. Provisions of the underlying sales agreement, as approved by FEMA, provide that The Hartford administer and report the Company's business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company's continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) has been deferred and will be recognized evenly over the transition period. It is uncertain whether the Company will meet the retention thresholds to qualify for the additional $1,000. Any such additional amounts will only be reflected in revenue if and when the retention thresholds and related requirements are achieved.

FLOOD ZONE DETERMINATIONS AND FLOOD ZONE MAPPING TRACKING SERVICES

    The Company's subsidiary, AFS offers flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to real estate lenders to determine whether or not homes are located in flood zones and, therefore, require flood insurance for loan closing. As a complementary product, AFS also offers flood insurance as an agent through servicing carriers of the NFIP. As a result, AFS' revenues can be affected by increasing or decreasing general market interest rates due to the impact these fluctuations have on the number of new real estate loans. In recognition of this fact, AFS has been actively working to expand its agency operations in an effort to balance the cyclical nature of its flood zone determination and flood mapping services. Commissions and fees from AFS' flood zone determinations and flood zone mapping services accounted for approximately 58%, 67% and 86% of its total revenues during 2002, 2001 and 2000, respectively, while commissions and fees from its agency operations accounted for approximately 41%, 33% and 11% of its total revenues for the same periods, respectively.

    One of AFS' product offerings is a "life of loan" flood zone determination whereby AFS agrees to update the zoning status of the subject property throughout the life of the original underlying loan. Therefore, AFS defers a portion of the revenues associated with this product and amortizes it into income over the estimated life of the original underlying loan. As of and for the year ended December 31, 2002, AFS has deferred approximately $500 of revenues associated with its "life of loan" product offering.

COMMERCIAL

    The Commercial segment includes the runoff retained risk commercial operations of SCIC, the retained risk commercial operations of Catawba and UIC, and the fee-based commercial automobile activity for the NC Facility and SC Facility.

    SCIC reentered the risk-bearing commercial lines market in February 1998 when it converted a substantial amount of premiums written in an MGA capacity for another insurance carrier to retained risk premiums. Under this program SCIC offers commercial package, business owners and garage liability policies primarily to small businesses in the states of South Carolina, North Carolina, Tennessee, Georgia and Kentucky. In April 1999, Catawba began offering a nonstandard tiered commercial automobile program in the state of South Carolina to capitalize upon the planned runoff of the SC Facility. Since that time SCIC and Catawba have capitalized on the long-standing relationships of their commercial lines agents and benefited from the experience of its qualified underwriters. The Company's commercial lines have historically been reinsured primarily through quota share reinsurance agreements. From April 1, 1999 through March 31, 2000 the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. The Company's commercial lines are presently reinsured through facultative, excess of loss, catastrophe and umbrella coverages.

    On August 21, 2002, the SCDOI issued an Order Imposing Administrative Supervision and Appointing Supervisor that placed SCIC, Catawba and CAIC under administrative supervision for at least six months as a result of the disputes associated with the HDC Program of SCIC and CAIC. Provisions of the Order provided for SCIC, Catawba and CAIC to immediately cease writing risk-bearing business and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business. On August 23, 2002, SCIC and Catawba submitted to the SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business (the nonowners automobile program) and (2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved. The Approval permits Catawba to continue to write new and renewal premiums in its risk-bearing automobile business and allows it to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. A subsequent request of, and approval from, the SCDOI and the Georgia Department of Insurance permits Catawba to also write new commercial lines business in South Carolina and Georgia. On September 12, 2002, SCIC and UIC submitted to the NCDOI a request to permit UIC to renew the risk-bearing commercial lines business previously written through SCIC in the state of North Carolina. This request was granted on November 25, 2002 and UIC subsequently began renewing the North Carolina commercial lines business of SCIC. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba's application to the Kentucky Department of Insurance to write this business was withdrawn and this business is being runoff. The Order had a negative impact on the Company's operations during the third and fourth quarters of 2002 (see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company cannot reasonably estimate the effects of the Order on its future operations.

ADJUSTING SERVICES

    The Adjusting Services segment contains all of the fee-based operations of INS. INS provides a variety of claims-related management and adjudication services to the insurance industry, including claims handling, networked glass claims handling and automobile appraisals. The Company's premium concentration in the catastrophe-heavy Southeast led to the creation of this subsidiary to manage the Company's internal claims activity. Currently, INS is a full service claims organization offering an array of capabilities to the insurance industry, including all-lines claim handling, automobile appraisals, catastrophe claim adjusting and glass claim services. INS is an important part of the Company's corporate structure and can accommodate claims services requests from anywhere in the United States.

    Effective January 21, 2000, three of the Company's insurance subsidiaries made a combined investment in the common stock of QualSure Holding, representing a combined ownership interest of 30.625%. QualSure Holding owns 100% of the issued and outstanding stock of QualSure, a homeowners take out insurance company domiciled in the state of Florida, and QualSure Underwriting
Agencies, Inc., an MGA for QualSure. In connection with this investment, INS entered into a Claims Administration Services Agreement with QualSure to adjudicate all of its claims for a fee based upon subject earned premium. Effective October 3, 2002, the combined ownership interest in QualSure Holding was redeemed by QualSure Holding. Under the terms of the underlying redemption agreement, INS continues to provide claim administration services to QualSure under an amended contract at a reduced rate for terms that expire from October 4, 2005 through January 21, 2010. The most significant component of INS' revenues is the fees earned under its Claims Administration Services Agreement with QualSure, accounting for over 56%, 38% and 30% of its total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

    INS also generates a substantial portion of its income from the loss adjusting services provided in connection with the SC Facility. The SC Facility began its planned runoff effective March 1, 1999, at which time no new business was accepted into the SC Facility. Effective October 1, 1999, voluntary renewals were no longer accepted by the SC Facility. However, servicing carriers were able to cede renewals to the SC Facility until March 1, 2002, at which time final runoff of the SC Facility commenced. INS' fees earned from the loss adjusting services provided in connection with the SC Facility amounted to 6%, 10% and 20% of its total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

    In the fourth quarter of 2002, the Company undertook a profitability and viability analysis of each of INS' service lines. As a result, INS has begun a process of discontinuing certain of its service lines and eliminating the related expenses. INS' continuing operations are centered on its Claims Administration Services Agreement with QualSure and complemented by its network glass claims handling, all-lines claims administration and catastrophe claims administration services. Though INS' revenues may be lower in 2003 as compared to 2002, management believes it will be more profitable as a result of its initiatives.

ALL OTHER

    The All Other segment contains the runoff risk-bearing environmental and general liability operations from the 1980's, primarily written in the state of California. The segment also includes the Company's runoff risk-bearing workers' compensation operations primarily written in the state of Florida in the early 1990's.

    The All Other segment also contains the runoff risk-bearing workers' compensation program written by SCIC and CAIC through the HDC Group and the fee-based managing general agency services of SBC. The workers' compensation program written by SCIC and CAIC through the HDC Group was effective January 1, 2002 and terminated December 31, 2002. The fee-based managing general agency services of SBC began July 1, 2002 and entered into runoff effective
December 31, 2002.

RUNOFF ENVIRONMENTAL, GENERAL LIABILITY AND WORKERS COMPENSATION

    The Company continues to maintain reserves and pay significant claims with respect to these runoff operations, which have resulted in substantial losses to the Company over the past 15 years. During 2002, the Company experienced significant development related to these reserves amounting to approximately $1,272. The development resulted from a sharp increase in the trend of new claims associated with this business alleging that the Company was liable for damages. Though the Company was found not to be liable in all cases, the LAE incurred in connection with defending the Company, as well as the strengthening of LAE reserves as a result of the change in trends, resulted in substantial adverse development during 2002. Approximately 68% and 66% of the Company's total net reserves for losses and LAE at December 31, 2002 and 2001, respectively, relate to these long tail runoff operations.

HDC PROGRAM

    Effective January 1, 2002, the Company, through SCIC and CAIC, issued two workers' compensation insurance master policies to the HDC Group. The HDC Group is a professional employment organization. SCIC and CAIC did not obtain the approval of the SCDOI prior to issuing the master policies and, therefore, subsequently canceled them. Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by the HDC Group against the Company, alleging that the Company wrongfully terminated workers compensation coverage, breached its implied duty of good faith and fair dealing by unilaterally rescinding HDC's workers compensation coverage and that the Company breached its contract with the HDC Group to provide workers compensation coverage. HDC claims its entitlement to punitive damages in an unspecified amount. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. The Company intends to appeal the decision.

    In September 2002, the Company and the HDC Group mediated several outstanding issues which resulted in an Interim Agreement between the parties that was approved by the Court in October 2002. In accordance with the court-approved Interim Agreement, the HDC Group is responsible for funding all losses of the HDC 2002 workers' compensation program. Reinsurance coverage for the HDC Program was obtained on October 21, 2002 effective for losses incurred between January 1, 2002 and December 31, 2002 and amounting to $15,000 in excess of $5,000 per occurrence. The Company, upon receiving approval from the SCDOI, elected to retain the risk for losses amounting to $4,000 in excess of $1,000 per occurrence for premiums prescribed in the court-approved Interim Agreement. In addition, the Company received or is to receive fees equal to 4% of collected premium equivalents under the HDC Program as well as reimbursement for actual boards, bureaus, assessments and premium taxes incurred for the insurance policies. All premiums not remitted to the reinsurers or to the Company were retained by the HDC Group.

    In subsequent Court proceedings it was ordered that the HDC Program is to function as a large deductible workers' compensation program with HDC being responsible for all losses and LAE of the program up to $1,000 per occurrence (the "deductible"). Coverage for losses and LAE in excess of the deductible is provided by the Company, subject to its reinsurance for losses and LAE of $15,000 in excess of $5,000 per occurrence. The Court has ordered HDC to retain an independent actuary to estimate the unpaid losses and LAE of the HDC Program, subject to the deductible, as of

December 31, 2002, and has ordered HDC to deposit funds in an equivalent amount in a Court-restricted commercial checking account to serve as the funds from which losses of the HDC Program are to be paid. The actuary retained by HDC has issued a report estimating HDC's liability for the deductibles to be $4,300 as of December 31, 2002 and HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account to serve as the funds from which losses are to be paid. Pursuant to the court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC and has not received a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC's liability for the deductibles may be as much as $9,800 as of December 31, 2002. Whether the actuaries will be able to agree on an amount representing HDC's estimated liability for the deductibles at December 31, 2002 cannot be determined at this time.

    A summary of the impact of the HDC Program on the Company as of and for the year ended December 31, 2002 is as follows:

Income Statement:
  Direct written and earned premium.........................   $1,544
  Ceded written and earned premium..........................     (964)
                                                               ------
    Net earned premium......................................      580
  Net incurred losses and loss adjusting expenses...........     (580)
  Fee income................................................      802
                                                               ------
    Net results.............................................   $  802
                                                               ======
Balance Sheet:
  Receivable from HDC (Other assets)*.......................   $   94
                                                               ======
  Reserves: Losses and LAE..................................   $  580
                                                               ======
  Accrued Liabilities: Premium taxes........................   $   65
                   Boards, bureaus and assessments..........       33
                                                               ------
                   Total accrued liabilities................   $   98
                                                               ======

------------------------

    * Net of $4 previously paid.

    HDC reported that it collected $20,054 in premium equivalents and that it paid losses amounting to $1,292 under its 2002 program. All reserve and accrual amounts are management's best estimates of ultimate liability at this time and these estimates are subject to change as more information becomes available. Estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court. The Company has a potential off-balance sheet credit risk associated with such deductibles if the Company were required to fund the deductibles in the event that HDC cannot pay the deductible.

MANAGING GENERAL AGENT SERVICES

    Effective July 1, 2002, one of the Company's subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company's low-value dwelling homeowners' insurance program in the state of Florida until such time as that program is runoff. Runoff began January 1, 2003; therefore, SBC will not earn significant revenue related to the agreement after December 31, 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. SBC's claims administration responsibilities are fulfilled through a Claims Administration Services Agreement with INS.

OUTLOOK

    The Company's operations as it enters 2003 are substantially different than they were when it entered 2002. As a result of the SCDOI Order and the sale of the renewal rights to its NFIP book of business, the runoff of its managing general agent operations, the final runoff of the SC Facility and the SCAAIP, and the loss of its commercial lines business in the state of Kentucky, the Company has been forced to scale back its operations accordingly and is exploring opportunities for additional sources of revenue:

    - On January 20, 2003 Catawba requested permission from the SCDOI to begin writing a new risk-bearing nonstandard automobile program in the state of South Carolina. The SCDOI approved Catawba's request on February 6, 2003. The new program is expected to be implemented in the second quarter of 2003 and is expected to generate approximately $2,000 in direct written premium during 2003.

    - On January 20, 2003 Catawba requested permission from the SCDOI to begin writing a new risk-bearing homeowners program in the state of South Carolina. The SCDOI approved Catawba's request on February 6, 2003. The new program is expected to be effective in the third quarter of 2003 but is not expected to have a significant impact on the Company's operations in 2003.

    - On March 7, 2003 UIC requested permission from the NCDOI to write new fee-based commercial automobile business through the NC Facility. This request is currently pending.

    - UIC plans to submit a request to the NCDOI in the second quarter of 2003 to allow it to begin writing new commercial lines risk-bearing business in the state of North Carolina.

    Though the Company believes it can successfully implement each of the above initiatives and develop a presence in the South Carolina nonstandard automobile and homeowners markets, as well as recover its market share in the North Carolina commercial lines market, no guaranty can be provided as to their success. Therefore, the Company also believes it is very important to place heavy emphasis on maintaining or growing its continuing operations from 2002: the risk-bearing nonstandard automobile and nonowners operations of UIC (North Carolina) and Catawba (South Carolina), respectively; the risk-bearing commercial lines operations of UIC (North Carolina) and Catawba (South Carolina, Georgia, and Tennessee); UIC's fee-based NC Facility operations (North Carolina); and the multi state fee-based operations of INS and AFS.

                             RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

COMMISSION AND SERVICE INCOME

    Commission and service income decreased $2,419 or 6.7%, to $33,853 for the year ended December 31, 2002 from $36,272 for the year ended December 31, 2001. The automobile segment accounted for a decrease of $3,235, reporting commission and service income of $6,854 for the year ended December 31, 2002, versus $10,089 for the same period of 2001. The decrease is substantially the result of the continuing runoff of the SC Facility, which has been in runoff since
March 1, 1999 but began its final stage of runoff effective March 1, 2002. Commission and service income generated through the SC Facility and the related SCAAIP amounted to $1,075 for the year ended December 31, 2002 and $3,146 for the year ended December 31, 2001, a decrease of $2,071. The operations of the Company's North Carolina domiciled subsidiary, UIC, accounted for another $1,164 decrease in commission and service income, resulting entirely from business ceded to the NC Facility. The decrease is primarily the result of pricing and other competitive initiatives effected by certain of UIC's competitors in an effort to increase premium volume, the effects of which were intensified as a result of the SCDOI's order placing UIC's affiliates, SCIC, Catawba and CAIC, under administrative supervision. UIC generally does not engage in pricing competitions with its competitors. Rather, UIC relies on its superior customer service, long standing agency relationships and proven commitment to the North Carolina marketplace to maintain or grow its premium volume.

    Commission and service income for the adjusting services segment was $7,233 for the year ended December 31, 2002, versus $8,435 for the same period of 2001, a decrease of $1,202. The SC Facility began its planned runoff effective
March 1, 1999 and entered its final state of runoff effective March 1, 2002. Commission and service income generated from the SC Facility amounted to $454 and $1,065 for the years ended December 31, 2002 and 2001, respectively, a decrease of $611. Another $614 of the overall net decrease related to decreased commissions associated with the continuing runoff of claims associated with the Company's Nashville and South Carolina automobile programs, which began runoff in the second and third quarters of 2000. Another $405 of the overall net decrease resulted from INS' catastrophe claims operation, primarily as a result of a less active catastrophe season across the nation during 2002 as compared to 2001. In addition, that operation experienced some turnover in key management early in the third quarter of 2002, resulting in the loss of certain customers. Partially offsetting these decreases in commission and service income was an increase of $693 related to INS' Claims Administration Services agreement with QualSure. Under this agreement, INS administers the claims of QualSure for a fee based upon subject earned premium. QualSure's premium volume has been increasing throughout 2002 as compared to 2001. The remaining net decrease of $265 came from all other activities of the adjusting services segment and is reflective of the Company's profitability and viability analysis of each of INS' service lines. As a result, INS has begun a process of discontinuing certain of its service lines and eliminating the related expenses. INS' continuing operations are centered on its Claims Administration Services Agreement with QualSure and complemented by its network glass claims handling, all-lines claims administration and catastrophe claims administration services.

    The commercial segment accounted for a further decrease of $222, reporting commission and service income of $467 for the year ended December 31, 2002, versus $689 for the same period of 2001. The decrease is substantially attributable to the continuing runoff of the SC Facility. No commission and service income was earned through the SC Facility for the year ended
December 31, 2002 as compared to the $318 that was earned for the same period of 2001. Partially offsetting this decrease was a $96 increase in commission and service income earned through the NC Facility as a result of increased premiums ceded to the NC Facility for the year ended December 31, 2002 as compared to the same period of 2001. In accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. Though the Company was allowed to renew existing risk-bearing commercial business at its discretion, the only new commercial business permitted was that which would be ceded to the NC Facility. The mandate was issued as a result of the deteriorated financial condition of SCIC that resulted from the discontinuation of the Company's Nashville operations in the second quarter of 2000. Until the SCDOI Order issued in August 2002, SCIC had been recovering portions of its NC Facility book lost during 2001 and the last six months of 2000.

    Commission and service income for the flood segment was $17,152 for the year ended December 31, 2002, versus $16,984 for the same period of 2001, an increase of $168. The NFIP operations component of the flood segment accounted for $542 of the overall increase, reporting commission and service income of $15,035 for the year ended December 31, 2002 and $14,493 for the same period of 2001. Throughout 2001 and continuing through the nine months ended September 30, 2002, the Company's NFIP written premium demonstrated significant growth, due primarily to obtaining several large books of flood business from independent insurance agents across the United

States. This was facilitated by geographic expansion and the introduction of new technology to its agency force, including internet-based policy rating and flood zone determination services. Through September 30, 2002, as compared to the same period of 2001, the Company's NFIP written premium had increased $1,730. During the fourth quarter of 2002, however, the Company's NFIP written premium decreased substantially over the same period of 2001 as a result of FEMA's decision not to offer SCIC and Catawba a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002 and the Company's subsequent transaction with The Hartford under which The Hartford acquired the renewal rights to the Company's NFIP business. As a result, the Company's NFIP written premium for the years ended December 31, 2002 and 2001 amounted to $44,603 and $44,724, respectively. Though the Company's NFIP written premium was somewhat constant between years, the operation experienced increased commission and service income as a result of the higher commission rate in effect for the entire year of 2002. Further, as a result of its premium growth and the retention of its NFIP book of business, the Company received marketing bonuses from the NFIP of $615 in March 2002 and $553 in March 2001, an increase of $62. Largely offsetting the NFIP operation's increase in commission and service income was the decrease reported by AFS. For the year ended December 31, 2002, AFS reported commission and service income of $2,117, a decrease of $374 over the $2,491 reported for the same period of 2001. AFS actually experienced continued growth in volume during 2002 as a result of increased volume stemming from continually declining mortgage interest rates. However, AFS must defer a portion of the revenues associated with its "life of loan" product offering and amortize it into income over the estimated life of the original underlying loan. As of and for the year ended December 31, 2002, AFS' deferred approximately $500 of revenues.

    Commission and service income reported by the all other segment was $2,147 and $75 for the years ended December 31, 2002 and 2001, respectively, an increase of $2,072. Approximately $1,349 of the overall increase resulted from the MGA operations of SBC that began in July 2002. This program began runoff effective December 31, 2002 and will not have a material impact on the Company's future results of operations. An additional $802 of the overall increase resulted from the fees earned under the HDC Program that was effective
January 1, 2002. This program ended December 31, 2002 and will not be a recurring source of revenue for the Company. The remaining $79 decrease in commission and service income reported by the all other segment came from all of the segment's other runoff operations.

PROPERTY AND CASUALTY PREMIUMS EARNED

    Net premiums earned increased $1,228, or 8.5%, to $15,661 for the year ended December 31, 2002 from $14,433 for the year ended December 31, 2001. Premiums earned by the commercial segment amounted to $9,290 for the year ended
December 31, 2002 as compared to the 7,379 earned for the same period of 2001, an increase of $1,911. As a result of the issuance of the SCDOI Order, the Company lost portions of its commercial lines book of business in the states of South Carolina, North Carolina, Georgia and Tennessee and is running off its complete commercial lines book of business in the state of Kentucky. Direct premiums written for the years ended December 31, 2002 and 2001 amounted to $11,870 and $12,578, respectively, a decrease of 5.6%. As a result of a decreasing premium volume, the unearned premium reserve is amortizing into income more rapidly than it is being increased by new and renewal writings. Further contributing to the commercial segment's increase in premiums earned, though to a much lesser extent, was the positive effect of retaining a larger portion of its commercial operations during the first quarter of 2002 as compared to the same period of 2001. From April 1, 2000 through March 31, 2001, the Company's commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company's request to capitalize upon the favorable underwriting results of the commercial book of business.

    Premiums earned reported by the all other segment was $606 and $49 for the years ended December 31, 2002 and 2001, respectively, an increase of $557. Approximately $580 the overall increase resulted from the premiums earned under the HDC Program that was effective January 1, 2002. Direct premiums written and earned under the HDC Program amounted to $1,544 and ceded premiums written and earned amounted to $964 for the year ended December 31, 2002. This program ended December 31, 2002 and will not be a recurring source of revenue for the Company. The remaining $23 decrease in premiums earned reported by the all other segment came from all of the segment's other runoff operations.

    The automobile segment accounted for a decrease of $1,240, reporting premiums earned of $5,764 for the year ended December 31, 2002 as compared to $7,004 for the same period of 2001. The overall decrease primarily resulted from three factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Premiums earned from these operations for the year ended December 31, 2002 amounted to $8, a decrease of $1,665 over the $1,673 earned for the same period of 2001. Second, premiums earned through the nonstandard automobile risk-bearing operations of Catawba amounted to $774 and $1,049 for the years ended
December 31, 2002 and 2001, respectively, a decrease of $275 that resulted from business lost as a result of the SCDOI's Order placing Catawba under administrative supervision. Third, premiums earned by UIC amounted to $4,929 for the year ended December 31, 2002 versus $4,393 for the same period of 2001, an increase of $536. As previously discussed, UIC experienced a marked decrease in premium volume for the year ended December 31, 2002 as compared to the same period of 2001 primarily as a result of pricing and other competitive initiatives effected by certain of UIC's competitors. However, since approximately 57% of UIC's automobile premium volume for the year was ceded to the NC Facility the decreasing premium volume did not have as dramatic an impact on premiums earned. More than offsetting the decrease in premiums earned resulting from a decrease in premium volume was the effect of a change in UIC's reinsurance program. From December 31, 1999 until July 1, 2002, UIC's retained-risk automobile business had been subject to a 75% quota share reinsurance agreement. Effective July 1, 2002, the existing 75% quota share reinsurance agreement was canceled in favor of a 60% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreement had a favorable impact on UIC's premiums earned for the year ended December 31, 2002. The remaining $164 increase in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility and mostly was assumed in the first and second quarters of 2002.

NET INVESTMENT INCOME

    Net investment income decreased $317, or 12.7%, to $2,183 for the year ended December 31, 2002 from $2,500 for the year ended December 31, 2001. The principal cause of the decrease was the continually decreasing general level of market interest rates. For the year ended December 31, 2002, the Company's investment portfolio yielded an average return of 4.6%, a deterioration over the 5.2% averaged for the same period of 2001. Though the Company's cash and invested asset base increased substantially between December 31, 2001 and December 31, 2002, the majority of the increase occurred in the fourth quarter of 2002 and has been retained in lower yielding commercial paper investments until quality long-term investments could be located.

OTHER INTEREST INCOME, NET

    Net other interest income decreased $1,342 or 95.8%, to $59 for the year ended December 31, 2002 from $1,401 for the year ended December 31, 2001. The decrease is substantially due to a reduction in UIC premiums financed through PBP as a result of the implementation of UIC's installment billing program. A substantial portion of UIC's written premium has traditionally been financed through the Company's premium finance subsidiary, PBP. PBP received interest income from insureds on premiums it financed, as well as a variety of set up and maintenance fees associated with the related premium finance contracts. While PBP has proved to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management has continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Net other interest income realized by PBP was $37 for the year ended

December 31, 2002 versus $1,132 for the same period of 2001, a decrease of $1,095. Another $227 of the decrease in other interest income was attributable to the continued runoff of the SC Facility, which began its final stage of runoff effective March 1, 2003. The remaining $20 decrease in net other interest income came from all other operations.

NET REALIZED GAIN (LOSS)

    Net realized gains amounted to $3,084 for the year ended December 31, 2002. At December 31, 2001, the Company owned 32,676 shares of common stock of ISO that it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company's shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117. In addition, the Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. During the three months ended June 30, 2002, the Company recorded a gain on the settlement of one of these policies of $294. Effective October 3, 2002, the Company's combined ownership interest in QualSure Holding was redeemed by QualSure Holding for $4,775 resulting in a realized gain of $632. Another $68 in net gains were realized from the sale of investments. Finally, in connection with the sale of the renewal rights to its NFIP business to The Hartford, the Company impaired certain data processing equipment and software used in that operation, resulting in a realized loss of $27.

    Net realized losses amounted to $211 for the year ended December 31, 2001 due to $301 of losses realized on the sale of automobiles no longer required for operations and the disposal of obsolete data processing equipment and software, partially offset by $90 in gains realized on the liquidation of a portion of the Company's bond portfolio to fund its operations.

EQUITY IN (LOSS) EARNINGS OF UNCONSOLIDATED AFFILIATES

    The Company's loss in earnings of its unconsolidated subsidiaries amounted to $72 and $485 for the years ended December 31, 2002 and relates to investments in Sunshine State (21.49% interest) and QualSure Holding (formerly 30.625% interest). As each of these equity investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, are included in current earnings. Effective October 3, 2002, the Company's combined ownership interest in QualSure Holding was redeemed by QualSure Holding. Therefore, the Company no longer records equity in the undistributed earnings of QualSure Holding.

OTHER INCOME

    Other income decreased $1,020, or 30.0%, to $2,378 for the year ended December 31, 2002 from $3,398 for the year ended December 31, 2001. Historically, the Company's primary source of policy fees revenue was its Nashville nonstandard automobile operations and its premium financing operations of PBP, which were placed into runoff in June 2000 and December 2001, respectively. As a result, virtually no premiums were written through the Nashville operation or financed through PBP for the year ended December 31, 2002. Because the policy fees associated with each of these operations are directly correlated to premium writings and financing, they decreased $737 to a balance of $1 for the year ended December 31, 2002 versus $738 for the same period in 2001. Partially offsetting these decreases in other income was the $238 increase in other income earned by UIC associated with fees it is allowed to charge on the installment billing program that began in December 2001.

    Further contributing to the overall decrease in other income was a decrease of $766 associated with a division of the adjusting services segment. The division posted other income of $891 for the year

December 31, 2002 versus $1,657 for the same period of 2001. The decrease is attributable to a general decrease in business volumes within the division's primary market of South Carolina resulting from the runoff of the SC Facility and the withdrawal of key customers' automobile programs in the state. In addition, in December 2002 the division refunded approximately $150 of fees charged to and paid by UIC in excess of fees approved by the NCDOI.

    Effective July 1, 2002, one of the Company's subsidiaries, SBC, entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company's low-value dwelling homeowners' insurance program in the state of Florida until such time as that program is runoff. Therefore, the Company does not expect to recognize significant revenue related to the agreement after December 31, 2002. In its capacity as managing general agent SBC earned policy fees of $71, which are included in the all other segment.

    On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had sold the right to renew or assume all of SCIC and Catawba's in-force NFIP business to The Hartford for $3,800 in cash at closing, plus up to $1,000 to be paid on November 15, 2003, if certain retention thresholds on the book of business are achieved. Provisions of the underlying sales agreement, as approved by FEMA, provide that The Hartford administer and report the Company's business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company's continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) has been deferred and will be recognized evenly over the transition period. Included in other income for the year ended December 31, 2002 is $350 of amortized gain.

    The remaining decrease in other income of $176 came from all other operations.

LOSSES AND LOSS ADJUSTMENT EXPENSES

    Losses and LAE increased $1,694 or 21.9%, to $9,434 for the year ended December 31, 2002 from $7,740 for the year ended December 31, 2001. Included in the losses and LAE incurred is $970 and $23 incurred for the years ended December 31, 2002 and 2001, respectively, related to the change in estimated unpaid losses and LAE of prior years ("development"), an increase of $947. The largest components of the unfavorable development are the Company's runoff environmental and general liability operations and its continuing commercial operations, which are partially offset by the net favorable development reported by the various components of its automobile operations. Certain components of the overall unfavorable development reported for the year ended December 31, 2002 are discussed in the following paragraphs.

    Approximately $580 of the increase is attributable to the net losses and LAE incurred under the HDC Program. Incurred losses and LAE of the HDC Program are recorded on the Company's books as direct insurance activity and ceded as applicable to reinsurers. As a large deductible workers' compensation program, HDC is responsible for all losses and LAE of the HDC Program up to a deductible of $1,000 per occurrence, at which point coverage is provided by the Company subject to its reinsurance that amounts to $15,000 in excess of $5,000 per occurrence.

    Furthering the overall increase in losses and LAE was the $1,576 increase reported by the commercial segment. During the year ended December 31, 2002, the Company experienced unfavorable development related to its loss and LAE reserves of prior accident years amounting to $870 as a result of a reserve reconciliation project initiated by the Company's recently hired commercial lines claims manager. Furthermore, the Company incurred a significant commercial lines loss in the second quarter of 2002 that crossed into its excess of loss reinsurance agreement. The Company's retention for this claim was $250. Finally, from April 1, 2000 through March 31, 2001, the Company's commercial lines were reinsured primarily through a 70% quota share reinsurance agreement. Effective April 1, 2001, the agreement was cancelled at the Company's request to capitalize upon the favorable underwriting results of the commercial book of business. Retaining a larger portion of its commercial book of business had a negative impact on the Company's losses and LAE for the year ended December 31, 2002 over the same period of 2001.

    The automobile segment accounted for another $25 of the overall increase, reporting losses and LAE of $2,953 for the year ended December 31, 2002 versus $2,928 for the same period of 2001. The overall increase primarily resulted from three factors. First, in the second and third quarters of 2000, respectively, the Company announced the discontinuation of its Nashville operations and its withdrawal from the voluntary nonstandard automobile market in South Carolina. Losses and LAE associated with these operations for the year ended December 31, 2002 amounted to $30, an increase of $514 over the $(484) incurred for the same period of 2001. The favorable development experienced in 2001 resulted from the more precise estimation of ultimate losses and LAE as a result of the furthering runoff of those programs. Second, losses and LAE incurred through the nonstandard automobile risk-bearing operations of Catawba amounted to $3 and $41 for the years ended December 31, 2002 and 2001, respectively, a decrease of $38 that resulted from the re-estimation of reserves from the 2001 accident year as a result of new information obtained during 2002. Third, losses and LAE incurred by UIC amounted to $2,789 for the year ended December 31, 2002 versus $3,141 for the same period of 2001, a decrease of $352. As previously discussed, from December 31, 1999 until July 1, 2002, UIC's retained-risk automobile business had been subject to a 75% quota share reinsurance agreement. Effective July 1, 2002, the existing 75% quota share reinsurance agreement was canceled in favor of a 60% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreement had an unfavorable impact on UIC's losses and LAE incurred for the year ended December 31, 2002. However, the effect of the change of the quota share reinsurance agreement was substantially mitigated by the decreased premium volume discussed in PREMIUMS EARNED. Furthermore, in December 2002 a division of the adjusting services segment that performs certain loss adjudication services for UIC refunded approximately $150 of fees charged to and paid by UIC in excess of fees approved by the NCDOI. The remaining $99 decrease in losses and LAE incurred by the automobile segment came from business the Company is required to assume from the SC Facility.

    Partially offsetting the overall increase in losses and LAE was the $102 decrease posted by the Company's runoff environmental and general liability operations. During the year ended December 31, 2001, the Company was engaged in a general strengthening of its reserves for these runoff operations. As a result, the operation posted losses and LAE incurred of $1,388. While no broad policy of reserve strengthening was employed during the year ended December 31, 2002, additional environmental reserves were incurred during the period as a result of the recent insolvency of Reliance Insurance Company. As a result of this insolvency, the Company was notified that all reinsurers who shared liability exposure with Reliance Insurance Company are required to absorb that company's share of loss exposure. Furthermore, the Company experienced a sharp increase in the trend of new claims associated with its runoff environmental and general liability business written in the 1980's alleging that the Company was liable for damages. Though the Company was found not to be liable in all cases, the LAE incurred in connection with defending the Company, as well as the strengthening of LAE reserves as a result of the change in trends, resulted in substantial adverse development during 2002. As a result of these factors, the runoff operations reported additional adverse development of $1,286 for the year ended December 31, 2002.

    The remaining decrease in losses and LAE of $385 resulted from the Company's runoff flood operations. On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had sold the right to renew or assume all of SCIC and Catawba's in-force NFIP business to The Hartford.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $348, or 1.5%, from a balance of $23,162 for the year ended December 31, 2001 to a balance of $22,814 for the same period of 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was 23.2% and 20.6% for the years ended December 31, 2002 and 2001, respectively. The higher percentage of acquisition costs is primarily attributable to the decreasing premium volume of the SC Facility and NC Facility components of the automobile segment, as they pay much lower agent commissions than the other components of the Company's operations.

INTEREST EXPENSE

    Interest expense was $180 and $728 for the years ended December 31, 2002 and 2001, respectively, a decrease of $548. On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer in exchange for $8,000. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is nonconvertible and nonredeemable and pays quarterly dividends at an annual adjustable rate of 3.5% plus LIBOR (4.9% at December 31, 2002). The Company used the proceeds from the transactions to fully repay the outstanding balance of its credit facility.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses decreased $2,813, or 13.1%, to $18,625 for the year ended December 31, 2002 from $21,438 for the year ended
December 31, 2001. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base there were certain other noteworthy fluctuations:

    - INS experienced significant reductions in revenue for the year ended December 31, 2002 as compared to the same period of 2001 for a variety of reasons previously discussed. Associated with this decrease in revenues are corresponding reductions in other operating costs and expenses. Most notably, claims adjusting expenses incurred decreased $1,059 between periods.

    - A substantial portion of UIC's written premium has traditionally been financed through the Company's premium finance subsidiary, PBP. While PBP had proven to be an effective sales and marketing tool to facilitate premium growth for UIC over the years, management continually struggled with the challenge of limiting the volume of bad debt expenses associated with its operations. As a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. Management fee expenses incurred for the years ended December 31, 2002 and 2001 were $24 and $669, respectively, a decrease of $645.

      At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP's operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company's internal collections department and the unaffiliated management company, PBP's actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, for the year ended December 31, 2002, PBP's allowance for uncollectable premium notes receivable was reduced by approximately $300 through a credit to earnings.

      Finally, as a result of PBP's runoff, which was substantially complete at December 31, 2002, the Company has experienced a reduction in its other operating costs and expenses incurred (excluding recovery of bad debts and management fee expenses incurred discussed above) of approximately $2,586 for the year ended December 31, 2002 as compared to the same period of 2001.

    - In September 2001, the Compensation Committee of the Company's Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. The program was terminated by the Company's Board of Directors on October 31, 2002. Expenses under the program for the years ended December 31, 2002 and 2001 were $0 and $852, respectively.

    - As compensation for personal services rendered in connection with the settlement of certain then-outstanding litigation, the Company incurred $433 in consulting expenses to a member of its Board of Directors during the year ended December 31, 2001. Consulting services to this Board member amounted to $150 for the corresponding period of 2002.

    - Effective May 1, 2002, the Company changed service providers related to the statistical processing and reporting of its flood business written through the NFIP in order to capitalize on a more efficient fee structure charged for these services. Further, as a result of FEMA's decision not to offer the Company Financial Assistance/Subsidy Agreement for the fiscal year beginning October 1, 2002 and the subsequent sale of the renewal rights to the Company's NFIP business, the Company's NFIP written premium decreased $121 during 2002 as compared to 2001. As a result, the Company's processing and reporting expenses for its flood operations decreased $288 for the year ended December 31, 2002 as compared to the same period of 2001.

    - On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Monthly lease expense is calculated annually at a predetermined spread over the Prime Lending Rate. Lease expense for the year ended December 31, 2002 was $290, a decrease of $168 over the expense incurred for the same period of 2001.

    - Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather they are subject to impairment tests that are required to be performed on at least an annual basis. As a result of adopting SFAS
      No. 142, other operating costs and expenses for the year ended
      December 31, 2002 did not include goodwill amortization of $125.

    - On March 28, 2002, the Company repaid all amounts outstanding on its credit facility. In connection with this transaction, the unamortized portion of the deferred loan origination fees were expensed. As a result, other operating costs and expenses for the year ended December 31, 2002 includes additional amortization expense of $72 as compared to the same period of 2001.

    - The Company or its subsidiaries were party to three primary pieces of litigation during the year ended December 31, 2002 (see Item 3. Legal Proceedings and the Notes to Financial Statements). As a result, legal expenses for the year ended December 31, 2002 are approximately $791 higher than for the corresponding period of 2001.

SPECIAL ITEMS

    During the quarter ended June 30, 2000, the Company recorded a special items charge in the amount of $16,421 associated with the discontinuation of its Nashville operations and the impairment of long-lived assets associated with those operations. As of December 31, 2001, the restructuring plan associated with the restructuring charge was completed, resulting in a final revision of the initial estimate of $156 that was taken into income in September 2001.

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

    The commercial segment accounted for a further increase of $35, posting commission and service income of $689 for the year ended December 31, 2001, versus $654 for the same period of 2000. The overall increase is substantially attributable to the net effect of two factors. First, in accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. Though the Company may, however, continue renewing existing risk-bearing commercial business at its discretion, any new commercial business generated is ceded to the NC Facility. The mandate was issued as a result of the deteriorated financial condition of SCIC that resulted from the discontinuation of the Company's Nashville operations in the second quarter of 2000. Commission and service income generated through the NC Facility amounted to $371 and $298 for the years ended December 31, 2001 and 2000, respectively, an increase of $73. Second, commission and service income generated through the SC Facility amounted to $318 and $356 for the years ended December 31, 2001 and 2000, respectively, a decrease of $38. The SC Facility has been in runoff since March 1, 1999 and entered the final stage of runoff effective March 1, 2002.

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

    Premiums earned by the commercial segment amounted to $7,379 for the year ended December 31, 2001, versus $3,040 for the same period of 2000, an increase of $4,339. The Company's commercial lines have been reinsured primarily through quota share reinsurance agreements since December 31, 1999. For the year ended December 31, 2000, the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. Premiums ceded to reinsurers by the commercial segment amounted to $2,067 for the year ended December 31, 2001 versus $10,525 for the same period of 2000, a decrease of $8,458. Retaining a larger portion of its commercial book of business had a positive impact on the Company's premiums earned for the year ended December 31, 2001 over the same period of 2000. Partially offsetting this increase was the impact of a decrease in direct commercial writings of $1,276 for the year ended December 31, 2001 over the same period of 2000. In accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing risk-bearing commercial business at its discretion. The mandate was issued as a result of the deteriorated financial condition of SCIC that resulted from the discontinuation of the Company's Nashville operations in the second quarter of 2000.

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

NET REALIZED GAIN (LOSS)

    Net realized losses amounted to $211 for the year ended December 31, 2001 due to $301 of losses realized on the sale of automobiles no longer required for operations and the disposal of obsolete data processing equipment and software, partially offset by $90 in gains realized on the liquidation of a portion of the Company's bond portfolio to fund its operations. Sales of fully depreciated property and equipment during the year ended December 31, 2000 resulted in realized gains of $11, while realized losses on the sale of investments amounted to $236 and resulted from the liquidation of a portion of the Company's investment portfolio to fund its operations and investment in QualSure Holding.

    In December 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback (see OTHER INCOME).

OTHER INCOME

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

    Also contributing to the overall decrease in other income was the Company's net $615 decrease in equity in earnings of its unconsolidated subsidiaries, Sunshine State and QualSure Holding from income of $129 for the year ended December 31, 2000 to a loss of $486 for the same period in 2001. The Company invested $854 and $4,900 in Sunshine State and QualSure Holding, respectively, for ownership interests of 21.49% and 30.625%, respectively. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates, using a computed equity method, are included in current earnings.

    Further contributing to the overall decrease in other income was a decrease of $371 associated with a division of the adjusting services segment. The division posted other income of $1,657 for the year ended December 31, 2001 versus $2,028 for the same period of 2000. The decrease is attributable to a general decrease in business volumes within the division's primary market of South Carolina resulting from the runoff of the SC Facility, the Company's withdrawal of its voluntary operations in the state, and the withdrawal of other key customers' automobile programs in the state.

    In December 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer for a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the related leaseback. Included in other income for the year ended December 31, 2001 is $631 of amortized gain.

    The remaining net increase in other income of $76 came from all other operations.

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

    Partially offsetting the overall decrease in losses and LAE was the $1,472 increase posted by the commercial segment. As previously discussed, the Company's commercial lines have been reinsured primarily through quota share reinsurance agreements since December 31, 1999. For the year ended December 31, 2000, the Company's commercial lines were subject to a 90% quota share reinsurance agreement. Effective April 1, 2000, the 90% quota share reinsurance agreement was amended to become a 70% quota share reinsurance agreement, and the amended agreement was terminated at the Company's request effective April 1, 2001. By retaining a larger portion of its commercial book of business, the Company's commercial operations experienced an increase in losses and LAE for the year ended December 31, 2001 over the same period of 2000. However, somewhat offsetting this increase was the impact of a decrease in commercial writings for the year ended December 31, 2001 over the same period of 2000. In accordance with a mandate from the NCDOI, the Company ceased writing new risk-bearing commercial business in the state of North Carolina at the beginning of the third quarter of 2000. The Company may, however, continue renewing existing risk-bearing commercial business at its discretion. The mandate was issued as a result of the deteriorated financial condition of SCIC that resulted from the discontinuation of the Company's Nashville operations in the second quarter of 2000.

    The remaining net increase of $78 came from all other operations.

POLICY ACQUISITION COSTS

    Policy acquisition costs decreased $1,841, or 7.4%, to $23,162 for the year ended December 31, 2001 from $25,003 for the year ended December 31, 2000. Fluctuations in policy acquisition costs are directly correlated to fluctuations in direct written premium of each of the Company's business segments. Direct written premium for the year ended December 31, 2001 amounted to $112,282, a $12,736, or 10.2%, decrease from the $125,018 written during the same period in 2000. See Property and Casualty Premiums Earned for discussion concerning the decrease in premium volume for the year ended December 31, 2001 versus the same period of 2000.

INTEREST EXPENSE

    Interest expense was $728 and $1,436 for the years ended December 31, 2001 and 2000, respectively, a decrease of $708. The Company's credit facility bore interest at a pre-determined spread over LIBOR. The decrease in interest expense for the year ended December 31, 2001 as compared to the same period of 2000 is due to lower average interest rates in 2001 versus 2000, coupled with interest saved through the pay down of debt. The average interest rate of the Company's debt was 6.89% between December 31, 2000 and December 31, 2001 versus 9.24% between December 31, 1999 and December 31, 2000. Further, at December 31, 2001, the outstanding balance of the Credit Facility was $7,721, a $2,438 decrease over the balance existing at December 31, 2000.

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

    Partially offsetting these expense reductions were $852 in increased salary and benefits expenses associated with the Company's accrual of obligations under a newly approved incentive compensation plan for certain members of its management team. Further offsetting the overall reduction in other operating costs and expenses between periods were increased municipal tax expenses during the year ended December 31, 2001 over the same period of 2000. In March 2000, the Company settled a claim with the Municipal Association of South Carolina which claimed it had a potential deficiency of certain South Carolina municipality taxes. The claim was settled for $1,525, resulting in a reduction in expense of $902 that was recorded as an offset to municipal tax expense for the year ended December 31, 2000. In addition, on December 21, 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Lease expense incurred under this related party lease amounted to $458 and $13 for the years ended December 31, 2001 and 2000, respectively, an increase of $445. Finally, as a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective June 1, 2001 to manage the operations of PBP. Management fees paid to the vendor amounted to $669 for the year ended December 31, 2001. No such fees were incurred for the same period of 2000.

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

                   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    Loss and LAE reserves are estimates at a given point in time of the amount of claims that the insurer expects to pay claimants plus investigation and litigation costs, based on facts and circumstances then known. It can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust existing estimates of liability. Management, in conjunction with the Company's consulting actuary, performs a complete review of the Company's recorded reserves for unpaid losses and LAE to evaluate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are adequate. However, establishing reserves is an estimation process and the ultimate liability may be in excess of or less than the amount recorded. Changes in estimated loss reserves are recorded in the year so determined.

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

    The following table presents, on a GAAP basis, a three-year analysis of losses and LAE, net of ceded reinsurance recoverable, with the net liability reconciled to the gross liability as reported in the Company's financial statements:

                                                                2002       2001       2000
                                                              --------   --------   --------
Liability for losses and LAE at the beginning of the year:
  Gross liability per balance sheet.........................  $ 66,875   $ 85,833   $113,850
  Ceded reinsurance recoverable, classified as an asset.....   (40,832)   (50,012)   (74,017)
                                                              --------   --------   --------
  Net liability.............................................    26,043     35,821     39,833
                                                              --------   --------   --------
Provision for losses and LAE for claims occurring in the
  current year..............................................     8,464      7,717     22,090
Increase in estimated losses and LAE for claims occurring in
  prior years...............................................       970         23      2,355
                                                              --------   --------   --------
                                                                 9,434      7,740     24,445
                                                              --------   --------   --------
Loss and LAE payments for claims occurring during:
  Current year..............................................     5,044      5,060     11,608
  Prior years...............................................     7,509     12,458     16,849
                                                              --------   --------   --------
                                                                12,553     17,518     28,457
                                                              --------   --------   --------
Liability for losses and LAE at the end of the year:
  Net liability.............................................    22,924     26,043     35,821
  Ceded reinsurance recoverable, classified as an asset.....    30,786     40,832     50,012
                                                              --------   --------   --------
  Gross liability per balance sheet.........................  $ 53,710   $ 66,875   $ 85,833
                                                              ========   ========   ========

    The ceded reinsurance recoverable on unpaid losses and LAE, classified as an asset, includes $23,473, $31,369 and $37,318 at December 31, 2002, 2001 and
2000, respectively, of balances recoverable from the SC Facility, the NC Facility and the NFIP.

    The difference between the year-end net liability for losses and LAE reported in the accompanying consolidated financial statements in accordance with GAAP and that reported in accordance with Statutory Accounting Principles ("SAP") was as follows for the years ended December 31:

                                                              2002       2001
                                                            --------   --------
Net liability on a SAP basis as filed in annual
  statements..............................................  $23,107    $26,248
Established salvage and subrogation recoveries recorded on
  a cash basis for SAP and on an accrual basis for GAAP...     (183)      (205)
                                                            -------    -------
Net liability on a GAAP basis, at year end................   22,924     26,043
Ceded reinsurance recoverable classified as an asset......   30,786     40,832
                                                            -------    -------
Gross liability on a GAAP basis, at year end..............  $53,710    $66,875
                                                            =======    =======

    The following table presents an analysis of loss and LAE development (all amounts are in millions):

                                       1992      1993*       1994       1995       1996       1997       1998       1999
                                     --------   --------   --------   --------   --------   --------   --------   --------
Liability for unpaid losses and
  LAE--Gross.......................              $ 195      $ 167       $146      $ 132      $ 115       $120       $114
Less reinsurance recoverable on
  unpaid losses....................                (75)       (87)       (84)       (84)       (76)       (84)       (74)
Liability for unpaid losses and
  LAE--Net.........................    $118      $ 120      $  80       $ 62      $  48      $  39       $ 36       $ 40
Cumulative liability paid through:
  One year later...................      30         65         26         16          9         11          6         11
  Two years later..................      84         86         42         29         17         11          7         14
  Three years later................     102         99         52         35         17         11          8         13
  Four years later.................     112        108         58         35         17         11          8
  Five years later.................     120        114         58         35         17         11
  Six years later..................     125        114         58         35         17
  Seven years later................     126        114         58         35
  Eight years later................     126        115         58
  Nine years later.................     126        114
  Ten years later..................     126
Liability re-estimated as of:
  One year later...................     129        138         85         63         45         40         39         41
  Two years later..................     139        144         87         62         45         40         39         40
  Three years later................     151        143         85         62         45         40         39         42
  Four years later.................     149        141         85         62         45         40         39
  Five years later.................     150        141         85         62         45         40
  Six years later..................     149        141         85         62         45
  Seven years later................     149        142         85         62
  Eight years later................     149        141         85
  Nine years later.................     149        142
  Ten years later..................     149
Cumulative (deficiency)
  redundancy--Net..................    $(31)     $ (22)     $  (5)      $ --      $   3      $  (1)      $ (3)      $ (2)
                                       ====      =====      =====       ====      =====      =====       ====       ====
Re-estimated liability for unpaid
  losses and
  LAE--Gross.......................              $ 272      $ 229       $151      $ 176      $ 162       $126       $121
Less: re-estimated reinsurance
  recoverable on unpaid losses.....               (130)      (144)       (89)      (131)      (122)       (87)       (79)
Re-estimated liability for unpaid
  losses and LAE--Net..............              $ 142      $  85       $ 62      $  45      $  40       $ 39       $ 42
                                                 =====      =====       ====      =====      =====       ====       ====
Cumulative (deficiency)
  redundancy--Gross................              $ (77)     $ (62)      $ (5)     $ (44)     $ (47)      $ (6)      $ (7)
                                                 =====      =====       ====      =====      =====       ====       ====

                                       2000       2001       2002
                                     --------   --------   --------
Liability for unpaid losses and
  LAE--Gross.......................    $ 86       $ 67       $ 54
Less reinsurance recoverable on
  unpaid losses....................     (50)       (41)       (31)
Liability for unpaid losses and
  LAE--Net.........................    $ 36       $ 26       $ 23
Cumulative liability paid through:
  One year later...................       6          1
  Two years later..................       8
  Three years later................
  Four years later.................
  Five years later.................
  Six years later..................
  Seven years later................
  Eight years later................
  Nine years later.................
  Ten years later..................
Liability re-estimated as of:
  One year later...................      36         24
  Two years later..................      36
  Three years later................
  Four years later.................
  Five years later.................
  Six years later..................
  Seven years later................
  Eight years later................
  Nine years later.................
  Ten years later..................
Cumulative (deficiency)
  redundancy--Net..................    $ --       $  2
                                       ====       ====
Re-estimated liability for unpaid
  losses and
  LAE--Gross.......................    $ 93       $ 72
Less: re-estimated reinsurance
  recoverable on unpaid losses.....     (57)       (47)
Re-estimated liability for unpaid
  losses and LAE--Net..............    $ 36       $ 25
                                       ====       ====
Cumulative (deficiency)
  redundancy--Gross................    $ (7)      $ (5)
                                       ====       ====

------------------------------

*   In 1993 the Company adopted Statement of Financial Accounting Standards
    No. 113, "Accounting and Reporting of Short-Duration and Long-Duration Contracts". In accordance with the provisions of the statement, the Company began presenting its liability for unpaid losses and LAE on a gross basis.

    The above table presents the development of balance sheet liabilities for 1992 through 2001. The top portion of the table shows a reconciliation of the direct and net estimated liabilities for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The next section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The following portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2002 the companies had paid $126,000 of the currently estimated $149,000 of losses and LAE that had been incurred through the end of 1992. Thus an estimated $23,000 of losses incurred during 1992 remain unpaid as of the current financial statement date. The next portion of the table represents the aggregate change in the original reserve estimates over all subsequent years through December 31, 2002. For example, the 1992 liability has developed unfavorably by $31,000 over the ensuing ten years.

    The final section of the above table presents the re-estimated direct liability for unpaid losses and LAE, with separate disclosure of the re-estimated reinsurance recoverables thereon.

    In evaluating the above information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

    A part of the Company's reserve for losses and LAE is for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute related to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20 million in losses and LAE. Current third party actuarial estimates indicate that the other company involved in the settled dispute will not reach the threshold at which the Company must begin sharing the liability.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Pending, January 1..........................................     38         40
New claims advised..........................................      7          7
Claims settled..............................................    (15)        (9)
                                                                ---         --
Pending, December 31........................................     30         38
                                                                ===         ==

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and between $250 and $500 thereafter. The claims are reserved as follows as of December 31, 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Case reserves...............................................   $2,297     $2,614
IBNR reserves...............................................    1,301      1,610
LAE reserves................................................    2,500      1,770
                                                               ------     ------
Total.......................................................   $6,098     $5,994
                                                               ======     ======

    The claims involve four Superfund sites, nine asbestos or toxic claims, seven underground storage tanks and ten miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

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

    Because only thirty claims remain open as of December 31, 2002, the exposure to significant additional development is less than when the claims were less mature. In addition, the likelihood of new claims being asserted for construction liability is lessened by the expiration of statutes of limitations since the last policy expired over ten years ago.

                        LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

    Liquidity relates to the Company's ability to produce sufficient cash to fulfill its contractual obligations. In addition to payments for its routine and recurring operating expenses, the Company's principal contractual obligations include the payment of liabilities to its policyholders for unpaid losses, LAE and unearned premiums, the payment of dividends on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock, and the future lease payments under its various operating leases. The Company's direct reserves for losses and LAE under the HDC Program have been reduced by estimated deductibles recoverable of $9,800. The Company is contingently liable for reserves for unpaid losses and LAE of the HDC Program, gross of the estimated deductibles recoverable, with the deductible recoverable representing an off balance-sheet credit risk to the Company. To mitigate these risks, the Company relies on the Court-Ordered Interim Agreement that clearly and specifically states that HDC is responsible for funding all claims of the large deductible program. Furthermore, the Court has required HDC to place funds totaling approximately $4,300 in a Court-restricted commercial checking account at an Arizona financial institution to serve as the funds from which losses of the HDC Program are to be paid--effectively collateralizing a significant portion of the Company's estimated ultimate off balance sheet credit risk for deductible recoverables. The Court has further required HDC to obtain an independent actuarial review of the HDC Program and to share the results of that review with the Company's actuary for the purpose of agreeing upon estimated ultimate losses and loss adjustment expenses of the HDC Program and for adjusting the balance of the Court-restricted commercial checking account. The appointed actuary for HDC has submitted a report that is the basis for the $4,300 deposit. The report is currently being reviewed by the Company's actuary. The Company currently believes that, should additional depository funding be ordered by the Court in response to actuarial findings, HDC will provide such funds. The Company is not party to, or contingently liable for, any other off balance sheet financing arrangements or guarantees of any related or unaffiliated third party debt.

    The Company's principal sources of liquidity during 2003 include the collection of commission and service fees, including substantial amounts received from the NC Facility and QualSure; premium collections on insurance policies issued; the collection of policy fees and interest income on insurance policies financed; collections of balances due from its reinsurers; and the collection of net investment income and proceeds received from the sale or maturity of investments. The Company's cash outflows can vary greatly because of the uncertainties regarding settlement dates for liabilities for unpaid losses and LAE and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations.

    The Company believes that its existing sources of funds are adequate to enable it to conduct its business as described in this Annual Report on Form 10-K for the foreseeable future.

SOURCES AND USES OF CASH FLOWS

OPERATING ACTIVITIES

    Net cash provided by operations was $7,898 for the year ended December 31, 2002 on net income of $6,123 (see "Results of Operations"). Included in the net income for the year is a gain on sale of previously nonmarketable equity securities of $2,117 as well as a $632 gain on the redemption of the Company's combined ownership interest in QualSure Holding by QualSure Holding (see INVESTING ACTIVITIES below). In addition, the Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. Included in the net income for the year is a $294 gain on the settlement of one of these policies. Cash provided by the settlement amounted to $848.

    On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had completed a transaction with The Hartford under which The Hartford acquired the right to renew or assume all of SCIC and Catawba's in-force NFIP business. The purchase price of the renewal rights was $3,800 in cash at closing, plus up to $1,000 to be paid on November 15, 2003, if certain retention thresholds on the book of business are achieved. Provisions of the underlying sales agreement, as approved by FEMA, provide that The Hartford administer and report the Company's business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company's continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) has been deferred and will be recognized evenly over the transition period.

    Effective July 1, 2002 SBC entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company's low-value dwelling homeowners' insurance program in the state of Florida until such time as that program is runoff. SBC collected cash in the amount of $897 related to this program for the year ended December 31, 2002.

    In connection with the large deductible workers' compensation program written through the HDC Group, SCIC and CAIC collected cash from HDC amounting to $1,386 for the year ended December 31, 2002 for reinsurance premiums for the retained-risk layers of $4,000 in excess of $1,000 and fees.

    Other significant sources of cash from operations include the net collection of reinsurance recoverable on paid and unpaid losses and LAE of $13,003 and the $6,324 reduction in reinsurance premiums prepaid to the Company's reinsurers. The reduction is attributable to continued runoff of the Company's Nashville and South Carolina automobile operations, the continued runoff of the SC Facility, and the curtailment of its commercial operations in the third and fourth quarters of 2002 as a result of the SCDOI Order. Further, the Company sold the renewal rights to its NFIP business to The Hartford in November 2002, thus beginning the runoff of that operation. As a result of these factors, collections on reinsurance recoverable on paid and unpaid losses and LAE outstanding at December 31, 2001 surpassed new recoverables being generated through continuing operations. Finally, effective July 1, 2002, the existing 75% quota share reinsurance agreement on UIC's retained-risk nonstandard automobile program was canceled in favor of a 60% quota share reinsurance agreement. Retaining more risk on the program resulted in fewer premiums being prepaid to reinsurers and fewer ceded losses and LAE to recover from reinsurers.

    Another significant source of cash was the $4,378 in collections on PBP's premium notes receivable. A substantial portion of UIC's written premium has traditionally been financed through PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. At the time PBP was placed into runoff, management established substantial additional reserves for uncollectable premium notes receivable based upon its historical experience with PBP's operations, its business environment and the fact that the business was moving into runoff. However, as a result of significant receivables monitoring and collections efforts by both the Company's internal collections department and the unaffiliated management company, PBP's actual and final bad debt exposure was substantially less than historically experienced or expected. Therefore, during the year ended December 31, 2002, PBP's allowance for uncollectable premium notes receivable was reduced by approximately $300 through credits to earnings.

    Significant uses of cash flows from operating activities include reductions in the liability for losses and LAE of $13,165 and the liability for unearned premiums of $6,306. The primary cause of these reductions is the continued runoff of the Company's environmental, workers compensation, Nashville and South Carolina nonstandard automobile programs, as well as the sale of the Company's renewal rights of its NFIP business to The Hartford in November 2002.

    Another significant use of cash was the $888 net increase in premiums and agents' balances receivable. The majority of UIC's written premium has traditionally been financed through PBP. In December 2001, UIC introduced an installment billing program to its insureds and PBP was placed into runoff. As such, premiums historically paid in full by PBP to UIC are now being billed and collected by UIC.

    In September 2001, the Compensation Committee of the Company's Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. The program was terminated by the Company's Board of Directors on October 31, 2002. Expenses under the program for the years ended December 31, 2002 and 2001 were $0 and $852, respectively.

INVESTING ACTIVITIES

    Investing activities for the year ended December 31, 2002 used cash in the amount of $1,109. Cash expended for the purchase of fixed assets amounted to $655 as the Company upgraded certain obsolete computer equipment, installed a backup generator at its corporate headquarters, and made leasehold improvements to its corporate headquarters. In connection with the sale of the renewal rights to its NFIP business to The Hartford, the Company impaired certain data processing equipment and software used in that operation, resulting in a realized loss of $27. Cash expended in the net acquisition of investments amounted to $454 for the period primarily as a result of the Company's profitable operations.

    At December 31, 2001, the Company owned 32,676 shares of common stock of ISO which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company has historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company's shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

    Effective October 3, 2002, the Company's ownership interest in QualSure Holding with a carrying value of $4,143 was redeemed by QualSure Holding for $4,775. Under the terms of the underlying redemption agreement, INS continues to provide claim administration services to QualSure under an amended contract at a reduced rate for terms that expire from October 4, 2005 through January 21, 2010.

    In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. Total cash and investments at December 31, 2002 and December 31, 2001 was $49,639 and $45,874, respectively. All debt securities are considered available-for-sale and are carried at fair value as of December 31, 2002 and 2001. The weighted-average maturity of the fixed income investments as of December 31, 2002 and 2001 was approximately 2.14 and 2.17 years, respectively. The average net investment yield on the Company's investment portfolio was 4.6% and 5.2% for the years ended December 31, 2002 and 2001, respectively.

FINANCING ACTIVITIES

    Financing activities for the year ended December 31, 2002 used cash in the amount of $2,741. On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility and for general corporate purposes. The

Adjustable Rate Cumulative Nonvoting Preferred Special Stock is nonconvertible and nonredeemable and pays quarterly dividends at an annual adjustable rate of 3.5% plus LIBOR (amounting to 4.9% at December 31, 2002). On August 15, 2002, the Company redeemed its Special Stock and AFS Special Stock at a price of $10.00 per share, using cash in the amount of $2,590. Dividends paid on the Company's Special Stock, AFS Special Stock and Adjustable Rate Cumulative Nonvoting Preferred Special Stock amounted to $430 for the year ended
December 31, 2002.

                         OFF-BALANCE SHEET ARRANGEMENTS

    Under the HDC Program, estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court. The Company has a potential off-balance sheet credit risk associated with such deductibles if the Company were required to fund the deductibles in the event that HDC cannot pay the deductible.

    The Court has ordered HDC to retain an independent actuary to estimate the HDC program unpaid losses and LAE, subject to the deductible, as of December 31, 2002, and has ordered HDC to deposit funds in an equivalent amount in accounts collateralizing HDC's liabilities under the deductible program. The actuary retained by HDC has issued a report estimating HDC's liability for such deductibles at December 31, 2002 to be $4,300. HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account ($3,000 on January 29, 2003 and $1,300 on February 21, 2003. Pursuant to court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC. As of March 26, 2003, the Company has not received a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC's liability for such deductibles as of December 31, 2002 may be as much as $9,800.

                UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $92,198 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,205 per year. Net operating loss carryforwards available for use in 2003 are approximately $6,428 due to losses incurred after the June 1998 change in ownership event occurred and the carryover of previous years' unused limitations. The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 2002 and 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(dollars in thousands)

    A substantial portion of the Company's cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated fair values of these market-rate sensitive investments as of December 31, 2002 and 2001 are as follows:

                                                                2002                     2001
                                                       ----------------------   ----------------------
                                                       AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                         COST      FAIR VALUE     COST      FAIR VALUE
                                                       ---------   ----------   ---------   ----------
U.S. Government, government agencies and
  authorities........................................   $14,586     $15,195      $14,202     $14,605
States, municipalities and political subdivisions....       375         390          375         388
Corporate bonds......................................    20,922      21,970       17,930      18,545
                                                        -------     -------      -------     -------
  Total..............................................   $35,883     $37,555      $32,507     $33,538
                                                        =======     =======      =======     =======

    The fair values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated fair value of the Company's debt securities by approximately $(934) and $735, respectively, as of December 31, 2002. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at fair value as of December 31, 2002 and 2001. The weighted-average maturity of the fixed income investments as of December 31, 2002 and 2001 was approximately 2.14 and 2.17 years, respectively.

    The Company pays dividends on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock at a rate of 3.5% plus LIBOR (4.9% at December 31,
2002).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED ON FOLLOWING
        PAGE).

    (a) Financial Statements

    (b) Supplementary Data (Unaudited)

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
The Seibels Bruce Group, Inc.:

    We have audited the consolidated balance sheet of The Seibels Bruce
Group, Inc. and subsidiaries (collectively the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The Company's consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001, were audited by other auditors whose dual dated opinion of March 7 and March 28, 2002 expressed an unqualified opinion on those financial statements and also indicated that the schedules listed in Part IV, Item 15 are fairly stated in all material respects in relation to the December 31, 2001 financial statements taken as a whole.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Seibels Bruce Group, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, II, III, IV, V and VI listed in Part IV, Item 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements for the year ended December 31, 2002, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          JOHNSON LAMBERT & CO.

Raleigh, North Carolina,
March 26, 2003

     THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND IT
                 HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Seibels Bruce Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Seibels Bruce Group, Inc. (the Parent Company--a South Carolina corporation) and subsidiaries (collectively the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended
December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

ARTHUR ANDERSEN LLP

Columbia, South Carolina,
March 7, 2002, except for Note 17, as to which the date is March 28, 2002.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,

             (DOLLARS SHOWN IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2002       2001
                                                              --------   --------
ASSETS
Cash and investments:
  Debt securities, available-for-sale, at fair value (cost
    of $35,883 in 2002 and $32,507 in 2001).................  $ 37,555   $ 33,538
  Equity securities.........................................     1,661      5,961
  Cash and short-term investments...........................    10,423      6,375
                                                              --------   --------
      Total cash and investments............................    49,639     45,874
Accrued investment income...................................       713        702
Premiums and agents' balances receivable, net of allowance
  for doubtful accounts of $2,681 in 2002 and $3,013 in
  2001......................................................     3,492      2,604
Premium notes receivable, net of allowance for doubtful
  accounts of $0 in 2002 and $750 in 2001...................        40      3,668
Reinsurance recoverable on paid losses and loss adjustment
  expenses..................................................     7,289     10,246
Reinsurance recoverable on unpaid losses and loss adjustment
  expenses..................................................    30,786     40,832
Property and equipment, net.................................       993        807
Prepaid reinsurance premiums--ceded business................    30,224     36,548
Deferred policy acquisition costs...........................     1,168      1,200
Goodwill....................................................     4,513      4,513
Other assets................................................     4,817      3,644
                                                              --------   --------

      Total assets..........................................  $133,674   $150,638
                                                              ========   ========

LIABILITIES
Losses and loss adjustment expenses:
  Reported and estimated losses and claims--retained
    business................................................  $ 18,857   $ 21,334
                                         --ceded business...    29,717     38,785
  Adjustment expenses--retained business....................     4,067      4,709
                     --ceded business.......................     1,069      2,047
Unearned premiums--retained business........................     6,134      6,116
                 --ceded business...........................    30,224     36,548
Balances due other insurance companies......................     3,158      3,372
Debt........................................................        --      7,721
Other liabilities and deferred items........................     9,224     10,442
                                                              --------   --------

      Total liabilities.....................................   102,450    131,074
                                                              --------   --------

COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares:
    Issued and outstanding 0 and 209,000 shares in 2002 and
     2001, respectively, of cumulative $0.62, convertible,
     redeemable, nonvoting, special preferred stock.........        --      2,090
    Issued and outstanding 0 and 50,000 shares in 2002 and
     2001, respectively, of cumulative $0.625 convertible,
     redeemable, nonvoting, special preferred stock.........        --        500
                                                              --------   --------

      Total special stock...................................        --      2,590
                                                              --------   --------

SHAREHOLDERS' EQUITY
Adjustable Rate Cumulative Nonvoting Preferred Special
  Stock, issued and outstanding 800,000 shares (issued from
  the Special Stock, no par value, authorized 5,000,000
  shares)...................................................     8,000         --
Common stock, $1 par value, authorized 17,500,000 shares,
  issued and outstanding 7,831,690 shares...................     7,832      7,832
Additional paid-in-capital..................................    61,989     61,989
Accumulated other comprehensive income......................     1,691      1,134
Accumulated deficit.........................................   (48,288)   (53,981)
                                                              --------   --------

      Total shareholders' equity............................    31,224     16,974
                                                              --------   --------

      Total liabilities and shareholders' equity............  $133,674   $150,638
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,

(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Revenue:
  Commission and service income.............................  $33,853    $36,272    $ 35,890
  Property and casualty premiums earned.....................   15,661     14,433      25,137
  Net investment income.....................................    2,183      2,500       2,660
  Other interest income, net................................       59      1,401       1,967
  Net realized gain (loss)..................................    3,084       (211)       (225)
  Equity in (loss) earnings of unconsolidated affiliates....      (72)      (485)        191
  Other income..............................................    2,378      3,398       4,502
                                                              -------    -------    --------

    Total revenue...........................................   57,146     57,308      70,122
                                                              -------    -------    --------

Expenses:
  Losses and loss adjustment expenses.......................    9,434      7,740      24,445
  Policy acquisition costs..................................   22,814     23,162      25,003
  Interest expense..........................................      180        728       1,436
  Other operating costs and expenses........................   18,625     21,438      26,461
  Special items.............................................       --       (156)      8,138
                                                              -------    -------    --------

    Total expenses..........................................   51,053     52,912      85,483
                                                              -------    -------    --------

Income (loss) from operations, before benefit (provision)
  for income taxes..........................................    6,093      4,396     (15,361)
Benefit (provision) for income taxes........................       30        (30)         --
                                                              -------    -------    --------

Net income (loss)...........................................    6,123      4,366     (15,361)
Other comprehensive income:
  Change in value of marketable securities, less
    reclassification adjustment of $(68), $(90) and $236 for
    net (gains) losses included in net income (loss) of
    2002, 2001 and 2000, respectively.......................      557        777         962
                                                              -------    -------    --------

Comprehensive net income (loss).............................  $ 6,680    $ 5,143    $(14,399)
                                                              =======    =======    ========

Basic earnings (loss) per share.............................  $  0.73    $  0.54    $  (1.98)
Weighted average shares outstanding.........................    7,832      7,832       7,832
                                                              =======    =======    ========

Diluted earnings (loss) per share...........................  $  0.72    $  0.53    $  (1.98)
Weighted average shares outstanding.........................    8,088      8,206       7,832
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Adjustable Rate Cumulative Nonvoting Preferred Special
  Stock:
  Beginning of year.........................................  $     --   $     --   $     --
  Stock issued during the year..............................     8,000         --         --
                                                              --------   --------   --------
  End of year...............................................  $  8,000   $     --   $     --
                                                              --------   --------   --------

Common stock:
  Beginning of year.........................................  $  7,832   $  7,832   $  7,831
  Stock issued under stock option plans.....................        --         --          1
                                                              --------   --------   --------
  End of year...............................................  $  7,832   $  7,832   $  7,832
                                                              --------   --------   --------

Additional paid-in-capital:
  Beginning of year.........................................  $ 61,989   $ 61,989   $ 61,988
  Stock issued under stock option plans.....................        --         --          1
                                                              --------   --------   --------
  End of year...............................................  $ 61,989   $ 61,989   $ 61,989
                                                              --------   --------   --------

Accumulated other comprehensive income:
  Beginning of year.........................................  $  1,134   $    357   $   (605)
  Change during the year....................................       557        777        962
                                                              --------   --------   --------
  End of year...............................................  $  1,691   $  1,134   $    357
                                                              --------   --------   --------

Accumulated deficit:
  Beginning of year.........................................  $(53,981)  $(58,186)  $(42,657)
  Net income (loss).........................................     6,123      4,366    (15,361)
  Dividends on special stock................................      (430)      (161)      (168)
                                                              --------   --------   --------
  End of year...............................................  $(48,288)  $(53,981)  $(58,186)
                                                              --------   --------   --------
    Total shareholders' equity..............................  $ 31,224   $ 16,974   $ 11,992
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  6,123   $  4,366   $(15,361)
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Special items...........................................        --         --      7,510
    Equity in loss (earnings) of unconsolidated
     affiliates.............................................        72        485       (191)
    Amortization of deferred policy acquisition costs.......    22,814     23,162     25,003
    Depreciation and amortization...........................       488        496      1,847
    Realized gain on settlement of life insurance policy....      (294)        --         --
    Realized gain on sale of previously nonmarketable
     security...............................................    (2,117)        --         --
    Realized gain on sale of investment in unconsolidated
     subsidiary.............................................      (632)        --         --
    Realized (gain) loss on sale of investments, net........       (68)       (90)       236
    Realized loss (gain) on sale of property and
     equipment..............................................        27        301        (11)
    Change in assets and liabilities:
      Accrued investment income.............................       (11)        47         86
      Premiums and agents' balances receivable, net.........      (888)    (1,077)     6,519
      Premium notes receivable, net.........................     3,628      1,592     (1,825)
      Reinsurance recoverable on losses and loss adjustment
       expenses.............................................    13,003     12,965     28,502
      Prepaid reinsurance premiums--ceded business..........     6,324      4,449     15,727
      Deferred policy acquisition costs.....................   (22,782)   (23,962)   (24,030)
      Unpaid losses and loss adjustment expenses............   (13,165)   (18,958)   (28,017)
      Unearned premiums.....................................    (6,306)    (3,389)   (16,467)
      Balances due other insurance companies................      (214)    (1,220)   (10,341)
      Accrued restructuring charges.........................        --       (276)       276
      Other, net............................................     1,896     (1,561)    (3,260)
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................     7,898     (2,670)   (13,797)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from investments sold or matured.................    18,599     12,316     11,335
  Cost of investments acquired..............................   (19,053)   (10,501)   (15,837)
  Proceeds from property and equipment sold.................        --          3      4,492
  Purchases of property and equipment.......................      (655)      (584)      (212)
                                                              --------   --------   --------
        Net cash (used in) provided by investing
        activities..........................................    (1,109)     1,234       (222)
                                                              --------   --------   --------
Cash flows from financing activities:
  Issuance of capital stock.................................        --         --          2
  Issuance of Adjustable Rate Cumulative Nonvoting Preferred
    Special Stock...........................................     8,000         --         --
  Redemption of Special Stock...............................    (2,590)        --         --
  Repayment of debt.........................................    (7,721)    (2,438)    (2,127)
  Dividends paid............................................      (430)      (161)      (168)
                                                              --------   --------   --------
        Net cash used in financing activities...............    (2,741)    (2,599)    (2,293)
                                                              --------   --------   --------
Net increase (decrease) in cash and short-term
  investments...............................................     4,048     (4,035)   (16,312)
Cash and short-term investments, beginning of year..........     6,375     10,410     26,722
                                                              --------   --------   --------
Cash and short-term investments, end of year................  $ 10,423   $  6,375   $ 10,410
                                                              ========   ========   ========

Supplemental cash flow information:
  Interest paid.............................................  $    180   $    728   $  1,077
  Income taxes (recovered) paid.............................       (30)        30         --
                                                              ========   ========   ========
Non-cash investing, financing and other activities:
  Elimination of special stock or debt in connection with
    the settlement of purchase price adjustments............  $     --   $   (110)  $ (2,700)
  Settlement of obligations in connection with the
    resolution of preacquisition liabilities................        --         --     (5,527)
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company") and have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation.

DESCRIPTION OF THE BUSINESS

    The Company conducts business in two primary categories: fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations. Its fee-based property and casualty insurance operations include the following:

    - CLAIMS ADJUSTING AND MANAGEMENT SERVICES

      The Company's subsidiary, Insurance Network Services, Inc. ("INS"), provides a variety of claims-related management and adjudication services to the insurance industry, including all-lines claims administration, networked glass claims administration and catastrophe claims services. Approximately 13.6%, 10.8% and 9.6% of the Company's commission and service income for the years ended December 31, 2002, 2001 and 2000, respectively, was earned from INS' largest customer, QualSure Insurance Corporation (see Note 2).

    - NATIONAL FLOOD INSURANCE PROGRAM ("NFIP")

      Through its subsidiaries, South Carolina Insurance Company ("SCIC") and Catawba Insurance Company ("Catawba"), the Company participated in the NFIP, a flood insurance program administered by the federal government. In this capacity, SCIC and Catawba were responsible for all aspects of policy administration over the term of the policies, including underwriting, processing and statistical reporting, subject to administration guidelines of the NFIP. The companies were also responsible for all aspects of claims administration associated with claims reported under the business they produce. SCIC and Catawba received commission and service income from the NFIP for these policy and claims administration services, but retained no underwriting risk on any of the business produced because all of the premiums and associated losses were fully ceded to the NFIP. Approximately 44.9%, 41.2% and 34.5% of the Company's commission and service income for the years ended December 31, 2002, 2001 and 2000, respectively, was earned from the NFIP.

      On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had completed a transaction with The Hartford Financial Services Group, Inc. ("The Hartford") under which The Hartford acquired the right to renew or assume all of SCIC and Catawba's in-force NFIP business (see TRANSACTION WITH THE HARTFORD).

    - NORTH CAROLINA REINSURANCE FACILITY ("NC FACILITY")

      The NC Facility is a state-sponsored plan for assuring the availability of motor vehicle liability insurance to all North Carolina drivers outside of the voluntary market. Two of the Company's subsidiaries, SCIC and Universal Insurance Company ("UIC"), cede business to the NC Facility.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In this capacity, each company is responsible for all aspects of policy administration over the term of the policies, including underwriting, processing and statistical reporting, subject to administration guidelines of the NC Facility. The companies are also responsible for all aspects of claims administration associated with claims reported under the business they produce. SCIC and UIC receive commission and service income from the NC Facility for these policy and claims administration services, but retain no underwriting risk on any of the business produced because all of the premiums and associated losses are fully ceded to the NC Facility. While UIC currently cedes substantially all of its motor vehicle liability premiums to the NC Facility, SCIC's NC Facility operations have been in runoff since the third quarter of 2000. Approximately 18.5%, 20.2% and 20.8% of the Company's commission and service income for the years ended December 31, 2002, 2001 and 2000, respectively, was earned through the NC Facility.

    - SOUTH CAROLINA REINSURANCE FACILITY ("SC FACILITY")

      Catawba is one of three servicing carriers for the SC Facility, a state-sponsored plan for insuring South Carolina drivers outside of the voluntary market. In its capacity as a servicing carrier, Catawba is responsible for all aspects of policy administration over the term of the policies, including underwriting, processing and statistical reporting, subject to administration guidelines of the SC Facility. Catawba is also responsible for all aspects of claims administration associated with claims reported under the business it produces. Catawba receives commission and service income from the SC Facility for these policy and claims administration services, but retains no underwriting risk on any of the business produced because all of the premiums and associated losses are fully ceded to the SC Facility. The SC Facility began its planned runoff effective March 1, 1999 and entered its final stage of runoff effective March 1, 2002. The South Carolina Associated Automobile Insurers Program (the "SCAAIP") became effective in March 1999 and survived the SC Facility. Although the SCAAIP offered the Company access to additional fee-based revenue with no underwriting risk, thus far into the runoff of the SC Facility, the Company has not experienced significant activity in the SCAAIP. Effective March 1, 2003, the SCAAIP began its planned runoff. Approximately 4.5%, 12.7% and 18.6% of the Company's commission and service income for the years ended December 31, 2002, 2001 and 2000, respectively, was earned through the SC Facility and the SCAAIP.

    - FLOOD ZONE DETERMINATIONS AND COMPLIANCE TRACKING SERVICES

      The Company's subsidiary, America's Flood Services, Inc. ("AFS") offers flood zone determinations and flood zone mapping services to customers located throughout the United States. These services are provided primarily to real estate lenders to determine whether or not homes are located in flood zones and, therefore, require flood insurance for loan closing. As a complementary product, AFS also offers flood insurance as an agent through servicing carriers of the NFIP. The operations of AFS are not dependent upon any single customer or class of customers.

    - MANAGING GENERAL AGENCY SERVICES

      Effective July 1, 2002, one of the Company's subsidiaries, Seibels, Bruce & Company ("SBC"), entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company's low-value dwelling homeowners' insurance program in the state

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of Florida until such time as that program is runoff. Runoff began
      January 1, 2003; therefore, SBC will not earn significant revenue related to the agreement after December 31, 2002. In its capacity as managing general agent, SBC is responsible for policy issuance and administration, customer service and claims administration. SBC's claims administration responsibilities are fulfilled through a Claims Administration Services Agreement with INS. SBC earned commission and service income amounting to 5.7% of total commission and service income for the year ended
      December 31, 2002 through this managing general agency agreement.

      The Company's risk-bearing property and casualty insurance operations include the following:

    - NONSTANDARD AUTOMOBILE

      The Company's North Carolina domiciled insurance subsidiary, UIC, provides nonstandard automobile insurance coverage to insureds located primarily in the state of North Carolina. In this capacity, UIC retains the risk of loss for the physical damage coverage components of the policy and cedes substantially all of the liability coverage components of the policy to the NC Facility as discussed above.

      Through its nonowners automobile program, Catawba provides supplemental automobile insurance coverage policies in South Carolina to employee drivers of company owned, operated and insured vehicles (see ORDER IMPOSING ADMINISTRATIVE SUPERVISION AND APPOINTING SUPERVISOR).

    - COMMERCIAL LINES

      SCIC, Catawba and UIC offer various commercial lines insurance products to its insureds, including commercial automobile, commercial package, business owners policies and garage liability policies. This business is marketed primarily to small businesses in the states of South Carolina, North Carolina, Tennessee, Georgia and Kentucky (see ORDER IMPOSING ADMINISTRATIVE SUPERVISION AND APPOINTING SUPERVISOR).

    - WORKERS' COMPENSATION

      SCIC and Consolidated American Insurance Company ("CAIC") have issued workers' compensation insurance master policies to a professional employment organization headquartered in Mesa, Arizona to provide workers' compensation insurance for that organization's client companies located in California (SCIC) and Arizona (CAIC), providing coverage for the period January 1, 2002 through December 31, 2002 (see HDC WORKERS' COMPENSATION PROGRAM and Note 14).

ORDER IMPOSING ADMINISTRATIVE SUPERVISION AND APPOINTING SUPERVISOR

    On August 21, 2002, the South Carolina Department of Insurance (the "SCDOI") issued an Order Imposing Administrative Supervision and Appointing Supervisor (the "Order") that placed SCIC, Catawba and CAIC under administrative supervision for at least six months as a result of the disputes associated with the workers' compensation program of SCIC and CAIC (see HDC WORKERS' COMPENSATION PROGRAM and Note 14). Provisions of the Order provided for SCIC, Catawba and CAIC to immediately cease writing risk-bearing business and for SCIC and CAIC to immediately cease renewal of existing risk-bearing business. On August 23, 2002, SCIC and Catawba submitted to the

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SCDOI a request to permit Catawba (1) to continue to write its existing risk-bearing business (the nonowners automobile program) and (2) to renew, in all states in which Catawba is also licensed, the risk-bearing commercial lines business previously written through SCIC. On September 4, 2002, the SCDOI notified Catawba that this request had been approved (the "Approval"). The Approval permits Catawba to continue to write new and renewal premiums in its risk-bearing automobile business and allows it to renew the risk-bearing commercial lines business previously written through SCIC in the states of South Carolina, Georgia and Tennessee. A subsequent request of, and approval from, the SCDOI and the Georgia Department of Insurance permits Catawba to also write new commercial lines business in South Carolina and Georgia. On September 12, 2002, SCIC and UIC submitted to the NCDOI a request to permit UIC to renew the risk-bearing commercial lines business previously written through SCIC in the state of North Carolina. This request was granted on November 25, 2002 and UIC subsequently began renewing the North Carolina commercial lines business of SCIC. The only other state in which SCIC wrote risk-bearing commercial lines business is Kentucky. Catawba's application to the Kentucky Department of Insurance to write this business was withdrawn and this business is being runoff.

TRANSACTION WITH THE HARTFORD

    On September 12, 2002, the Company announced that it had received notice from the Federal Emergency Management Agency ("FEMA") that FEMA did not intend to offer SCIC and Catawba a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating their participation in the NFIP. The Company obtained an extension of the existing arrangement for renewal business only through December 31, 2002, at which time the inforce policies were to be transitioned to the NFIP, or to another carrier in the NFIP, and the Company's servicing carrier status would be terminated. On November 15, 2002, the Company received approval from both FEMA and the SCDOI and then announced that it had completed a transaction with The Hartford under which The Hartford acquired the right to renew or assume all of SCIC and Catawba's in-force NFIP business. The purchase price of the renewal rights was $3,800 in cash at closing, plus up to $1,000 to be paid on November 15, 2003, if certain retention thresholds on the book of business are achieved. Provisions of the underlying sales agreement, as approved by the SCDOI and FEMA, provide that The Hartford administer and report the Company's business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company's continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) has been deferred and will be recognized evenly over the transition period. Included in the Other Income line item of the accompanying Statements of Operations for the year ended December 31, 2002 is $350 of amortized gain associated with the Company's transaction with The Hartford. It is uncertain whether the Company will meet the retention thresholds to qualify for the additional $1,000. Any such additional amounts will only be reflected in revenue if and when the retention thresholds and related requirements are achieved.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of debt securities are disclosed in Note 2 and were determined from nationally quoted market rates if available and, alternatively, from Bloomberg or Hub Market Data quotations.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The fair values of cash and short-term investments approximate carrying values (cost) due to the short-term nature of those instruments.

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

INVESTMENTS

    Investments in debt securities and marketable equity securities are classified as either held-to-maturity, available for sale or trading. All of the Company's debt securities are classified as available-for-sale and are reported at estimated fair value. Changes in fair value are reflected as unrealized investment gains and losses, net of tax, and are credited or charged directly to accumulated other comprehensive income included in shareholders' equity. The Company owned no marketable equity securities at December 31, 2002 or 2001.

    Investments in equity securities exceeding 20% of the equity of the investee company, but short of the ownership required for consolidation, are accounted for using the equity method. Under the equity method, the Company's equity in the undistributed earnings of the unconsolidated affiliates is included in current earnings and the Company's equity in the unrealized gains and losses of the unconsolidated affiliates is credited or charged directly to accumulated other comprehensive income included in shareholders' equity. From the acquisition date of its equity method investees through December 31, 2000, 2001 and 2002, the Company has recorded equity in the undistributed net earnings of the investees amounting to $577, $92 and $20.

    Investment in non marketable equity securities not qualifying for the equity method are reflected at cost.

    Realized gains and losses on investments included in the results of operations are determined using the identified cost method.

    When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be "other than temporary", the investment is written down to its estimated fair value. The determination of an "other than temporary" decline in estimated fair value includes, in addition to other relevant factors, a presumption that if the estimated fair value is significantly below cost for an extended period of time, a write down is necessary. Any such write downs are reported as net realized losses on investments. No write downs for other than temporary impairment were recorded for the years ended December 31, 2002, 2001 and 2000.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PREMIUM NOTES RECEIVABLE

    PBP has historically offered premium financing arrangements to the insureds of UIC. Under these arrangements, UIC received full payment of its premiums receivable from PBP who, in turn, collected a down payment from the insureds and financed the remaining premium balance over a six month term. PBP received interest income from insureds on premiums it financed, as well as a variety of set-up and maintenance fees associated with the related premium finance contracts. Beginning in December 2001, UIC initiated an installment billing program for its insureds as an alternative to PBP's premium financing arrangements and PBP began runoff. At December 31, 2002 the runoff of PBP was substantially complete.

REINSURANCE RECOVERABLE

    The Company utilizes reinsurance to reduce its exposure and to provide protection against large catastrophic occurrences. A significant portion of the Company's direct business is ceded to the SC Facility, the NC Facility and the NFIP; therefore, the Company retains no risk of loss related to this business. Reinsurance recoverable is estimated using assumptions consistent with those used to estimate the liability for unpaid losses and loss adjustment expenses ("LAE") (see Property and Casualty Unpaid Losses and LAE). Changes in estimated reinsurance recoverable are recorded in the year so determined.

ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS

    The Company routinely evaluates the collectability of receivables and has established an allowance for uncollectable accounts for agents' balances and direct billed balances receivable and premium notes receivable in the amount of approximately $2,681 and $3,763 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, bad debt expense, net of recoveries was $5, $1,839 and $1,773. Included in 2002 bad debt expense is a credit (reduction in bad debt expense) of approximately $300 related to a change in estimated uncollectible amounts related to notes receivable of PBP which was placed in runoff in December 2001. PBP's actual bad debt exposure in runoff was less than historically experienced or expected.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and, for financial reporting purposes, depreciated on a straight-line basis over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used. Maintenance and repairs costs are charged to expense as incurred.

GOODWILL

    Effective January 1, 2002, the Company adopted the provisions of Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It requires an entity to separate its goodwill, intangible assets with definite useful lives and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are no longer subject to periodic amortization. Rather

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) they are subject to impairment tests that are required to be performed on at least an annual basis. At December 31, 2002 and 2001, the Company had unamortized goodwill totaling $4,513 associated with its November 1997 and March 1998 purchases of The Innovative Company (former 100% owner of UIC and
PBP) and AFS, respectively. Annual amortization of goodwill, which ceased to be recorded effective January 1, 2002 upon the adoption of SFAS No. 142, was $125. Had the Company not incurred amortization expenses associated with its goodwill during 2001 and 2000, its basic and diluted earnings per share would have been $0.55 and $(1.94), respectively. The Company determined that there was no impairment to either component of the goodwill as a result of adopting SFAS
No. 142.

KEY MAN LIFE INSURANCE POLICIES

    The Company is the beneficiary of several key man life insurance policies maintained on certain former directors or officers of the Company. In
June 2002, the Company recorded a gain on the settlement of one of these policies of $294. As of December 31, 2002 and 2001, the net cash value of the policies was $311 and $851, respectively, and is included in other assets.

PROPERTY AND CASUALTY UNPAID LOSS AND LAE

    The liability for property and casualty unpaid losses and LAE includes:

    (1) An accumulation of case estimates for losses reported prior to the close of the accounting period.

    (2) Estimates of incurred-but-not-reported losses based upon past experience and current circumstances.

    (3) Estimates of allocated, as well as unallocated, LAE.

    (4) The deduction of estimated amounts recoverable from salvage, subrogation, and second injury funds.

    (5) Estimated losses for reinsurance assumed.

    Management, in conjunction with the Company's consulting actuary, performs a complete review of the Company's recorded reserves for unpaid losses and LAE to evaluate the adequacy of such reserves. Management believes the reserves, which approximate the amount determined by independent actuarial reviews, are adequate. However, establishing reserves is an estimation process and the ultimate liability may be in excess of or less than the amount recorded. Changes in estimated loss reserves are recorded in the year so determined.

INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

COMMISSION AND SERVICE INCOME

    Commission and service income is predominately derived from servicing carrier, managing general agent, claims processing activities and flood zone determination and mapping services. The commission income related to producing and underwriting the business is recognized in the period in which the business is written. Service income is earned over the period in which the related services are performed. Included in other liabilities and deferred items as of December 31, 2002 and 2001 is $1,046 and $368, respectively, of deferred revenue for services to be performed in the future.

PROPERTY AND CASUALTY PREMIUMS EARNED

    Property and casualty premiums are reflected in income when earned as computed on a monthly pro-rata basis. Written premiums and earned premiums have been reduced by reinsurance placed with other companies, including amounts related to business produced through the NC Facility, the SC Facility and the NFIP.

HDC WORKERS' COMPENSATION PROGRAM

    Effective January 1, 2002, the Company, through SCIC and CAIC, issued two workers' compensation insurance master policies to Human Dynamics Corporation ("HDC") and included as named insureds Infinet Holdings, Inc. and HDC Financial Services Corporation (collectively, the "HDC Group") (the "HDC Program"). Certain significant matters related to these policies have been litigated and mediated (see Note 14). Pursuant to proceedings of the Arizona Superior Court, it was ordered that the HDC Program is to function as a large deductible workers' compensation program with HDC being responsible for all losses and LAE of the HDC Program up to $1,000 per occurrence (the "deductible"). Coverage for losses and LAE in excess of the deductible is provided by the Company, subject to its reinsurance for losses and LAE of $15,000 in excess of $5,000 per occurrence. As a large deductible workers' compensation program, estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court.

    The Company received or is to receive commissions equal to 4% of total premium equivalents collected by HDC from participants in the HDC Program as well as full reimbursement for actual boards, bureaus, assessments and premium taxes incurred by the Company under the HDC Program. For the year ended December 31, 2002, the Company recorded commission and service income amounting to $802 under the HDC Program.

POLICY ACQUISITION COSTS

    Policy acquisition costs attributable to property and casualty operations represent that portion of the cost of writing business that varies with, and is primarily related to, the production of business. Such costs are deferred and charged against income as the premiums are earned. The deferral of policy

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquisition costs is subject to the application of recoverability tests to each primary line or source of business based on past and anticipated underwriting results. The deferred policy acquisition costs that are not recoverable from future policy revenues, if any, are expensed. The Company considers anticipated investment income in determining whether premium deficiencies exist.

OTHER INTEREST INCOME

    Other interest income includes interest received on reinsurance balances withheld, agents' balances receivable, balances due from the SC Facility and the SCAAIP, and financing of premium notes receivable. Other interest income is recognized on an accrual basis as earned.

MANAGEMENT COMPENSATION PROGRAM

    During 2001, the Compensation Committee of the Company's Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. Awards under the plan were payable each March and were based upon the Company's performance during the prior year ended December 31. The provisions of the plan required recipients to achieve a designated market value based ownership level in the Company to be eligible to participate in the plan. The Company had accrued $852 for its obligations under the plan at December 31, 2001 and paid these obligations in March 2002. On October 3, 2002, the Plan was terminated by the Company's Board of Directors.

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

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." This statement will require gains

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and losses on extinguishments of debt for fiscal years beginning after May 15, 2002 to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. The Company does not believe this statement will have a material impact on its consolidated financial position and results of operations.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS
No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

NOTE 2 INVESTMENTS

    The amortized cost and estimated fair values of investments in debt securities were as follows:

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 2002                                        COST        GAINS        LOSSES     FAIR VALUE
-----------------                                      ---------   ----------   ----------   ----------
U.S. Government, government agencies and
  authorities........................................   $14,586      $  609        $ --       $15,195
States, municipalities and political subdivisions....       375          15          --           390
Corporate bonds......................................    20,922       1,062         (14)       21,970
                                                        -------      ------        ----       -------
  Total..............................................   $35,883      $1,686        $(14)      $37,555
                                                        =======      ======        ====       =======

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
DECEMBER 31, 2001                                        COST        GAINS        LOSSES     FAIR VALUE
-----------------                                      ---------   ----------   ----------   ----------
U.S. Government, government agencies and
  authorities........................................   $14,202      $  451        $(48)      $14,605
States, municipalities and political subdivisions....       375          13          --           388
Corporate bonds......................................    17,930         625         (10)       18,545
                                                        -------      ------        ----       -------
  Total..............................................   $32,507      $1,089        $(58)      $33,538
                                                        =======      ======        ====       =======

    Excluding investments in the U.S. Government, government agencies and authorities, there were no investments at December 31, 2002 that exceeded 10% of shareholders' equity.

    There were no non-income producing debt securities for the 12 months ended December 31, 2002, 2001 and 2000. Debt securities with an amortized cost of $17,112 at December 31, 2002 and $16,648 at December 31, 2001 were on deposit with regulatory authorities.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 2 INVESTMENTS (CONTINUED)
    Actual maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are as follows:

                                                           AMORTIZED
                                                             COST      FAIR VALUE
                                                           ---------   ----------
Due in one year or less..................................   $ 6,021      $ 6,164
Due after one year through five years....................    16,583       17,465
Due after five years through ten years...................     3,756        3,984
Due after ten years......................................     9,523        9,942
                                                            -------      -------
  Total..................................................   $35,883      $37,555
                                                            =======      =======

    At December 31, 2001, the Company's equity securities included its investments in Sunshine State Holding Corporation ("Sunshine") and QualSure Holding Corporation ("QualSure"). As each of these investments exceeds 20% of the equity of each respective company, the Company follows the equity method of accounting for these investments. During 1997, the Company invested $854 in Sunshine for an ownership interest of 21.49%. Sunshine owns 100% of the issued and outstanding stock of Sunshine State Insurance Company, a Florida-based writer of homeowners insurance. Effective January 21, 2000, three of the Company's insurance subsidiaries collectively acquired a 30.625% equity ownership interest in QualSure for $4,900. QualSure is the holding company parent of QualSure Insurance Corporation, a homeowners take-out insurance company domiciled in the State of Florida. Effective October 3, 2002, the Company's ownership interest in QualSure with a carrying value of $4,143 was redeemed by QualSure for $4,775.

    At December 31, 2001, the Company owned 32,676 shares of common stock of Insurance Services Offices, Inc. ("ISO") which it had received in 1997 as a result of ISO converting from a mutual organization to a stock company. Since the equity security received in connection with the conversion was not marketable, the Company had historically valued the investment at cost ($0). In February 2002, ISO offered, and the Company accepted, to repurchase the Company's shares for a price of $64.80 per share, resulting in a realized investment gain of $2,117.

    The Company's net realized gain (loss) and the change in its net unrealized gain (loss) on investments are summarized as follows:

                                                      DEBT        EQUITY
                                                   SECURITIES   SECURITIES    TOTAL
                                                   ----------   ----------   --------
Realized:
  2002...........................................     $  68       $2,749      $2,817
  2001...........................................        90           --          90
  2000...........................................      (236)          --        (236)
Change in unrealized:
  2002...........................................     $ 641       $  (84)     $  557
  2001...........................................       637          140         777
  2000...........................................       999          (37)        962
                                                      =====       ======      ======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 2 INVESTMENTS (CONTINUED)
    Proceeds from sales of debt and equity securities and the related realized gains and losses are as follows:

                                                     2002       2001       2000
                                                   --------   --------   --------
Proceeds from sales..............................  $18,599    $12,315    $11,335
Gross realized gains.............................    2,826         90         --
Gross realized losses............................        9         --        236
                                                   =======    =======    =======

    Unrealized gains and losses at December 31 are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Gross unrealized gains...............................   $1,705     $1,192     $ 477
Gross unrealized losses..............................      (14)       (58)     (120)
                                                        ------     ------     -----
Net unrealized gain (loss)...........................   $1,691     $1,134     $ 357
                                                        ======     ======     =====

    The Company's share of the net unrealized gain on the debt securities of Sunshine was $19 at December 31, 2002 and the Company's share of the net unrealized gain on the debt securities of Sunshine and QualSure was $103 and $(37) at December 31, 2001 and 2000, respectively.

    Net investment income consists of the following:

                                                        2002       2001       2000
                                                      --------   --------   --------
Debt securities.....................................   $2,140     $2,203     $2,460
Short-term investments..............................      172        384        286
Other...............................................        7         79         46
                                                       ------     ------     ------
  Total investment income...........................    2,319      2,666      2,792
Investment expenses.................................     (136)      (166)      (132)
                                                       ------     ------     ------
  Net investment income.............................   $2,183     $2,500     $2,660
                                                       ======     ======     ======

    Accretion of bond discount, net of amortization of bond premium, increased the Company's net investment income by $44, $55 and $50 for the years ended December 31, 2002, 2001 and 2000.

NOTE 3 PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31 is as follows:

DESCRIPTION                                            ESTIMATED LIFE     2002       2001
-----------                                            --------------   --------   --------
Leasehold improvements...............................    1-5 years      $   420    $  1,639
Data processing equipment and software...............    1-7 years        1,397       8,384
Furniture, fixtures and equipment....................    2-7 years          143       6,451
Automobiles..........................................    3-5 years           34          46
                                                                        -------    --------
                                                                          1,994      16,520
Accumulated depreciation.............................                    (1,001)    (15,713)
                                                                        -------    --------
                                                                        $   993    $    807
                                                                        =======    ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 3 PROPERTY AND EQUIPMENT (CONTINUED)

    Depreciation expense charged to operations was $442 in 2002, $390 in 2001, and $1,451 in 2000.

    In December 2000, the Company sold its corporate headquarters with a net book value of $2,589 to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer for $4,500, resulting in a gain of $1,892. Expenses incurred in connection with the sale were $19. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The gain resulting from this transaction has been deferred and is being amortized into income evenly over the term of the leaseback. Included in the Other Income line item of the accompanying Statements of Operations for the years ended December 31, 2002 and 2001 is $631 of amortized gain associated with this transaction.

    In connection with the sale of the renewal rights to its NFIP business to The Hartford, the Company determined that certain data processing equipment and software used in that operation had been impaired resulting in a realized loss of $27. Such assets are no longer in use by the Company and are not readily marketable.

NOTE 4 DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs incurred and amortized to income on property and casualty business were as follows:

                                                            2002       2001
                                                          --------   --------
Deferred at beginning of year...........................  $  1,200   $    400
                                                          --------   --------
Costs incurred and deferred during year:
  Commissions and brokerage.............................    16,106     17,147
  Taxes, licenses and fees..............................     4,195      4,052
  Other.................................................     2,481      2,763
                                                          --------   --------
    Total...............................................    22,782     23,962
                                                          --------   --------
Amortization charged to income during year..............   (22,814)   (23,162)
                                                          --------   --------
Deferred at end of year.................................  $  1,168   $  1,200
                                                          ========   ========

NOTE 5 REINSURANCE

    A reconciliation of direct to net premiums, on both a written and an earned basis is as follows:

                                       2002                   2001                   2000
                                -------------------   --------------------   ---------------------
                                WRITTEN     EARNED    WRITTEN     EARNED      WRITTEN     EARNED
                                --------   --------   --------   ---------   ---------   ---------
Direct........................  $ 98,240   $104,540   $112,282   $ 115,387   $ 125,018   $ 141,243
Assumed.......................        53         59       (454)       (169)      1,185       1,426
Ceded.........................   (82,613)   (88,938)   (96,335)   (100,785)   (101,806)   (117,532)
                                --------   --------   --------   ---------   ---------   ---------
Net...........................  $ 15,680   $ 15,661   $ 15,493   $  14,433   $  24,397   $  25,137
                                ========   ========   ========   =========   =========   =========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 5 REINSURANCE (CONTINUED)
    A significant portion of the Company's direct business is ceded to the SC Facility, the NC Facility and the NFIP. Therefore, the Company retains no risk of loss related to this business. Each of these programs is guaranteed by the applicable state or the Federal government. In the event that premiums charged for the business are not sufficient to cover the individual program's liabilities, the applicable state or the Federal government has the ability to increase premium rates, assess member companies and charge premium surcharges to the insureds. The Company is subject to periodic examination by the state or the Federal government to ensure its compliance with the guidelines of the servicing carrier operation.

    Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurer to minimize its exposure to significant losses from reinsurer insolvency. Amounts due from reinsurance companies for prepaid reinsurance premiums, unpaid losses and LAE, and paid losses and LAE are as follows:

                                                              2002       2001
                                                            --------   --------
Prepaid reinsurance premiums..............................  $30,224    $36,548
Unpaid losses and LAE.....................................   30,786     40,832
Paid losses and LAE.......................................    7,289     10,246
                                                            =======    =======

    A summary of the Company's reinsurance recoverable on paid and unpaid losses and LAE, as well as its prepaid reinsurance premiums at December 31, 2002 is as follows:

                                                              A.M. BEST   REINSURANCE     PREPAID
                                                               RATING     RECOVERABLE   REINSURANCE
                                                              ---------   -----------   -----------
NC Facility.................................................   N/A          $24,019       $ 5,165
Swiss Reinsurance Corporation...............................   A++            5,473            --
SC Facility.................................................   N/A            5,399           125
Erie Insurance Exchange.....................................   A++            1,165            --
Motors Insurance Corporation................................    A+              928         2,084
NFIP........................................................   N/A              272        22,796
American Reinsurance Company................................    A+              158            --
Dorinco Reinsurance Company.................................    A                87            --
GE Reinsurance Company......................................    A+               85            --
National Reinsurance Corporation............................   N/A               82            --
All others..................................................   N/A              407            54
                                                                            -------       -------
  Totals....................................................                $38,075       $30,224
                                                                            =======       =======

    "N/A" designates that the company is not rated.

    The Company believes that the balances due from the NC Facility, the SC Facility and the NFIP are fully collectable due to the applicable governmental agency's backing and/or ability to assess policyholders and member companies for deficiencies. The remaining recoverables due from nonaffiliated reinsurance companies are also considered fully collectable by the Company.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6 PROPERTY AND CASUALTY UNPAID LOSSES AND LAE

    The following table summarizes net property and casualty losses and LAE incurred:

                                                                2002       2001       2000
                                                              --------   --------   --------
Direct losses and LAE incurred..............................  $ 53,074   $ 74,763   $ 97,551
Estimated reinsurance recoveries on losses and LAE
  incurred..................................................   (43,640)   (67,023)   (73,106)
                                                              --------   --------   --------
  Net losses and LAE incurred...............................  $  9,434   $  7,740   $ 24,445
                                                              ========   ========   ========

    Direct losses and LAE incurred have been reduced by recoveries made and estimated to be made from reinsurers based on projected ultimate losses. Such amounts also include substantial amounts related to the business produced as a servicing carrier for the SC Facility, the NC Facility and the NFIP.

    Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
Liability for losses and LAE at the beginning of the year:
  Gross liability per balance sheet.........................  $ 66,875   $ 85,833   $113,850
  Ceded reinsurance recoverable, classified as an asset.....   (40,832)   (50,012)   (74,017)
                                                              --------   --------   --------
  Net liability.............................................    26,043     35,821     39,833
                                                              --------   --------   --------
Provision for losses and LAE for claims occurring in the
  current year..............................................     8,464      7,717     22,090
Increase in estimated losses and LAE for claims occurring in
  prior years...............................................       970         23      2,355
                                                              --------   --------   --------
                                                                 9,434      7,740     24,445
                                                              --------   --------   --------
Loss and LAE payments for claims occurring during:
  Current year..............................................     5,044      5,060     11,608
  Prior years...............................................     7,509     12,458     16,849
                                                              --------   --------   --------
                                                                12,553     17,518     28,457
                                                              --------   --------   --------
Liability for losses and LAE at the end of the year:
  Net liability.............................................    22,924     26,043     35,821
  Ceded reinsurance recoverable, classified as an asset.....    30,786     40,832     50,012
                                                              --------   --------   --------
  Gross liability per balance sheet.........................  $ 53,710   $ 66,875   $ 85,833
                                                              ========   ========   ========

    The ceded reinsurance recoverable on unpaid losses and LAE, classified as an asset, includes $23,473, $31,369 and $37,318 at December 31, 2002, 2001 and
2000, respectively of balances recoverable from the SC Facility, the NC Facility and the NFIP.

    Incurred losses for the years ended December 31, 2002, 2001 and 2000, include changes in estimates of unpaid losses and LAE for claims occurring in prior years of $970, $23 and $2,355. The Company's runoff environmental and general liability business (see discussion to follow) is the primary source of the unfavorable development of reserves from prior accident years. During 2000, the development resulted from general reserve strengthening in response to unexpectedly high loss and LAE payments during the year. While there was no significant development of these reserves during

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6 PROPERTY AND CASUALTY UNPAID LOSSES AND LAE (CONTINUED)
2001, additional environmental reserves for prior accident years were recorded during 2002 as a result of the Company receiving notification that it would be required to assume a proportionally larger share of liability for claims shared with the insolvent Reliance Insurance Company. Furthermore, the Company experienced a sharp increase in the trend of new claims associated with its runoff environmental and general liability business during 2002. The LAE incurred in connection with defending the Company, as well as the strengthening of LAE reserves as a result of the change in trends, resulted in additional adverse development.

    A part of the Company's reserve for losses and LAE is for environmental, pollution, and toxic tort claims. These claims relate to business written by the Company's previously owned West Coast operation prior to 1986. On June 7, 1994, the Company settled a dispute related to approximately 400 of these claims. Any future liability on these claims is limited to 50% of the direct loss and LAE paid. The Company's obligation does not begin until the other company involved in the settled dispute pays, subsequent to the settlement date, a total of $20,000 in losses and LAE. Current third party actuarial estimates indicate that the other company involved in the settled dispute will not reach the threshold at which the Company must begin sharing the liability.

    Of the remaining environmental, pollution and toxic tort claims, the following activity took place during 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Pending, January 1..........................................     38         40
New claims advised..........................................      7          7
Claims settled..............................................    (15)        (9)
                                                                ---         --
Pending, December 31........................................     30         38
                                                                ===         ==

    The policies corresponding to these claims were written on a direct basis. The Company has excess of loss reinsurance with company retention through 1980 of $100 and between $250 and $500 thereafter. The claims are reserved as follows as of December 31:

                                                                2002       2001
                                                              --------   --------
Case reserves...............................................   $2,297     $2,614
LAE reserves................................................    2,500      1,770
IBNR reserves...............................................    1,301      1,610
                                                               ------     ------
Total.......................................................   $6,098     $5,994
                                                               ======     ======

    The claims involve four Superfund sites, nine asbestos or toxic claims, seven underground storage tanks and ten miscellaneous clean-up sites. For this direct business there are usually several different insurers participating in the defense and settlement of claims made against the insured. Costs and settlements are pro-rated by either time on the risk or policy limits.

    In estimating the liability for reported and estimated losses and LAE related to environmental and construction defect claims, management considers facts currently known along with current laws and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6 PROPERTY AND CASUALTY UNPAID LOSSES AND LAE (CONTINUED) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In exposures on both known and unasserted claims, estimates of the liabilities are reviewed and updated continually. The potential development of losses is restricted by policy limits.

NOTE 7 DEBT

    On March 31, 1998, the Company entered into a $15,000 Credit Facility with a major lending institution for the purpose of financing its acquisition activity and other general corporate purposes. Quarterly principal payments began in March 1999 and the final payment of all remaining principal and accrued interest was to be in June 2004. Accrued interest was payable monthly on the outstanding balance under the Credit Facility and was calculated using a pre-determined spread over LIBOR. On March 28, 2002, the outstanding balance of the Credit Facility was repaid in full with the proceeds from the issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to the Company's majority shareholder, Chairman of the Board of Directors and Chief Executive Officer (see
Note 9).

NOTE 8 INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. A formal tax-sharing agreement has been established by the Company with its subsidiaries. A reconciliation of the income tax provision to that computed by applying the statutory federal income tax rate to the income (loss) before provision for income taxes is as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
Federal income tax provision (benefit) at statutory rates...  $ 2,072    $ 1,495    $(5,223)
(Decrease) increase in taxes due to:
  Tax exempt interest income................................       (5)        (7)        (6)
  Non-deductible special items charges......................       --         --      4,325
  Nontaxable proceeds on settlement of life insurance
    policy..................................................     (105)        --         --
  Changes in valuation allowances...........................   (1,938)    (1,530)       831
  Other.....................................................      (54)        72         73
                                                              -------    -------    -------
(Benefit) provision for income taxes........................  $   (30)   $    30    $    --
                                                              =======    =======    =======

    The (benefit) provision for income taxes on income from operations consists of current income taxes resulting from the effects of alternative minimum tax. The change in deferred amounts has been offset by the valuation allowance.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 8 INCOME TAXES (CONTINUED)
    Deferred tax liabilities and assets at December 31, 2002 and 2001 are comprised of the following:

                                                          2002 TAX   2001 TAX
                                                           EFFECT     EFFECT
                                                          --------   --------
Deferred tax liabilities:
  Deferred acquisition costs............................  $    397   $    408
  Property and equipment................................       325        304
  Net unrealized investing gains........................       575        386
  Other.................................................        86        439
                                                          --------   --------
    Total deferred tax liabilities......................     1,383      1,537
                                                          --------   --------
Deferred tax assets:
  Net operating loss carryforwards......................   (10,198)   (11,688)
  Insurance reserves....................................    (1,825)    (1,006)
  Deferred gain on sale of NFIP renewal rights..........    (1,071)        --
  Bad debts.............................................      (912)      (500)
  Deferred gain on sale of property.....................      (472)      (413)
  Deferred revenue on service contracts.................      (356)      (125)
  Other.................................................      (305)      (205)
                                                          --------   --------
    Total deferred tax assets...........................   (15,139)   (13,937)
                                                          --------   --------
Valuation allowance.....................................    13,756     12,400
                                                          --------   --------
Net deferred tax liabilities............................  $     --   $     --
                                                          ========   ========

    The Company has determined, based on its recent earnings history, that a valuation allowance should be maintained against the deferred tax asset at December 31, 2002 and 2001.

    The Company has unused tax operating loss carryforwards and capital loss carryforwards of $92,198 for income tax purposes. However, due to "change in ownership" events that occurred in June 1998, January 1997, and January 1995, the Company's use of the net operating loss carryforwards are subject to maximum limitations in future years of approximately $2,205 per year. Net operating loss carryforwards available for use in 2003 are approximately $6,428 due to losses incurred after the June 1998 change in ownership event occurred and the carryover of previous years' unused limitations.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 8 INCOME TAXES (CONTINUED)
    The years of expiration of the tax carryforwards are as follows:

                                                                 NET
YEAR OF                                                       OPERATING
EXPIRATION                                                      LOSS
----------                                                    ---------
2004........................................................   $ 2,478
2006........................................................    20,411
2007........................................................    31,931
2009........................................................    19,342
2010........................................................     3,918
2011........................................................     1,764
2012........................................................       690
2018........................................................     3,988
2019........................................................     7,265
2020........................................................       411
                                                               -------
                                                               $92,198
                                                               =======

NOTE 9 SPECIAL STOCK

    On December 1, 1997, the Company issued 220,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("Special Stock") in connection with an acquisition. The Company determined the value of the Special Stock at the issuance date to be $2,200. The Special Stock paid quarterly dividends at an annual rate of $0.62 per share. In January 2001, the holders of the Special Stock surrendered, and the Company cancelled, 11,000 shares of the Special Stock to settle a dispute between the Company and the holders. The Company paid $81, $130 and $137 in special stock dividends for the years ended December 31, 2002, 2001, and 2000, respectively. On August 15, 2002, the Company redeemed the Special Stock at a price of $10.00 per share.

    On March 31, 1998, the Company issued 50,000 shares of Cumulative, Convertible, Redeemable, Nonvoting Special Preferred Stock ("AFS Special Stock") in connection with its acquisition of AFS. The Company determined the value of the AFS Special Stock at the issuance date to be $500. The AFS Special Stock paid quarterly dividends at an annual rate of $0.625 per share. The Company paid $20, $31 and $31 in special stock dividends for the years ended December 31, 2002, 2001 and 2000, respectively. On August 15, 2002, the Company redeemed the AFS Special Stock at a price of $10.00 per share.

    On March 28, 2002, the Company issued 800,000 shares of Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Company's Credit Facility and for general corporate purposes. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock is nonconvertible and nonredeemable and pays quarterly dividends at an annual adjustable rate of 3.5% plus LIBOR (4.9% at December 31, 2002). The Company paid $329 in preferred special stock dividends for the year ended December 31, 2002.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 10 EARNINGS PER SHARE

    The following table shows the computation of the Company's income (loss) per share:

                                                                INCOME         SHARES        SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   --------
FOR THE YEAR ENDED DECEMBER 31, 2002:
Net income..................................................    $  6,123
Less: Preferred stock dividends.............................        (430)
                                                                --------
    Basic EPS...............................................       5,693        7,832        $ 0.73
Effect of dilutive securities:
  Convertible preferred stock...............................         101          202
  Stock options and warrants................................          --           54
                                                                --------        -----
    Diluted EPS.............................................    $  5,794        8,088        $ 0.72
                                                                ========        =====        ======

FOR THE YEAR ENDED DECEMBER 31, 2001:
Net income..................................................    $  4,366
Less: Preferred stock dividends.............................        (161)
                                                                --------
    Basic EPS...............................................       4,205        7,832        $ 0.54
Effect of dilutive securities:
  Convertible preferred stock...............................         161          324
  Stock options and warrants................................          --           50
                                                                --------        -----
    Diluted EPS.............................................    $  4,366        8,206        $ 0.53
                                                                ========        =====        ======

FOR THE YEAR ENDED DECEMBER 31, 2000:
Net loss....................................................    $(15,361)
Less: Preferred stock dividends.............................        (168)
                                                                --------
    Basic and diluted EPS...................................    $(15,529)       7,832        $(1.98)
                                                                ========        =====        ======

    Options and warrants to purchase shares of common stock that were outstanding during the year but not included in the computation of diluted EPS because their effect would be antidilutive is summarized as follows:

                                                                  EXERCISE PRICE:
FOR THE YEAR ENDED                                   SHARES     -------------------
DECEMBER 31:                                        EXCLUDED      LOW        HIGH
------------------                                  ---------   --------   --------
2002..............................................    641,386    $1.81      $10.50
2001..............................................    553,439     2.55       10.50
2000..............................................  1,121,759     1.09       22.00
                                                    =========    =====      ======

NOTE 11 DIVIDEND RESTRICTIONS AND STATUTORY REPORTING

    The Seibels Bruce Group, Inc. is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations, including the lease payments on its corporate headquarters and the dividend payments associated with the Adjustable Rate Cumulative Nonvoting Preferred Special Stock held by its majority shareholder, Chairman of the Board

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 11 DIVIDEND RESTRICTIONS AND STATUTORY REPORTING (CONTINUED) of Directors and Chief Executive Officer, are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates.

    SCIC, Catawba and CAIC are regulated by the SCDOI. The South Carolina Insurance Holding Company Regulatory Act requires that all non-extraordinary dividends be approved by the SCDOI prior to payment. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of (i) 10% of an insurer's surplus as regards policyholders as shown in the insurer's most recent Annual Statement, or (ii) net income, not including realized capital gains or losses, as shown in the insurer's most recent Annual Statement. Extraordinary dividends must be approved by the Commissioner of the SCDOI, or his designee, prior to payment.

    UIC is regulated by the NCDOI. The North Carolina Insurance Holding Company System Regulatory Act allows payment of non-extraordinary dividends without prior approval of the Commissioner of the NCDOI provided that, in the Commissioner's judgment, the dividends do not impair the financial soundness of the company or are not detrimental to its policyholders. Extraordinary dividends are defined as dividends within a 12-month period that exceed the lesser of
(i) 10% of an insurer's surplus as regards policyholders as of the preceding December 31, or (ii) net income, not including realized capital gains, for the 12-month period ending the preceding December 31. In determining whether a dividend or distribution is extraordinary, an insurer other than a life insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. Extraordinary dividends must be approved by the Commissioner of the NCDOI prior to payment.

    The Company's insurance subsidiaries' assets, liabilities and results of operations have been reported in these consolidated financial statements in accordance with GAAP, which varies from statutory accounting practices ("SAP") prescribed or permitted by insurance regulatory authorities. Prescribed statutory accounting practices are found in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) acquisition costs for policies are expensed as incurred, while they may be deferred and amortized over the estimated life of the policies under GAAP, (3) deferred tax assets calculated for statutory purposes are subject to an admissibility test and
(4) the gains on the sale-leaseback of property and the sale of the renewal rights to the Company's NFIP business are not deferred. Each of the Company's insurance subsidiaries must file with applicable state insurance regulatory authorities an "Annual Statement" which reports, among other items, net income
(loss) and shareholders' equity (called "surplus as regards policyholders" in statutory reporting).

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 11 DIVIDEND RESTRICTIONS AND STATUTORY REPORTING (CONTINUED)
    A reconciliation between the GAAP net income (loss) and the statutory net income (loss) of the insurance subsidiaries is as follows for the year ended December 31:

                                                                2002       2001       2000
                                                              --------   --------   --------
GAAP net income (loss)......................................  $ 6,123    $ 4,366    $(15,361)
(Decrease) increase due to:
  Dividends paid and received between statutory
    subsidiaries............................................    6,000         --          --
  Deferral of gain on sale of renewal rights to NFIP
    business................................................    3,149         --          --
  Equity in loss (earnings) of unconsolidated subsidiary....      244        578         (66)
  Decrease in salvage/subrogation recoverable...............       22        334         369
  Decrease (increase) in deferred policy acquisition
    costs...................................................       32       (800)        973
  (Decrease) increase in deferred ceding commission
    income..................................................      (65)        65          --
  (Amortization) deferral of gain on sale of property.......     (631)      (631)      1,892
  GAAP-only items and results of non-statutory
    subsidiaries............................................   (4,167)    (1,283)      1,982
  Excess of GAAP gain over SAP loss on redemption of
    QualSure................................................     (756)        --          --
  Realized gain on liquidation of subsidiary................       --         --        (893)
  Other, net................................................       --         --          21
                                                              -------    -------    --------
Statutory net income (loss).................................  $ 9,951    $ 2,629    $(11,083)
                                                              =======    =======    ========

    A reconciliation between GAAP shareholders' equity and surplus as regards policyholders, at December 31, is as follows:

                                                              2002       2001
                                                            --------   --------
GAAP shareholders' equity.................................  $31,224    $16,974
Increase (decrease) due to:
  Deferred gain on sale of renewal rights to NFIP
    business..............................................    3,149         --
  Deferred gain on sale of property.......................      630      1,261
  Deferred ceding commission income.......................       --         65
  Deferred policy acquisition costs.......................   (1,168)    (1,200)
  GAAP-only items and other non-statutory companies'
    shareholders' equity..................................   (5,726)     3,390
  Salvage/subrogation recoverable.........................     (183)      (205)
  Assets nonadmitted for statutory surplus................      (29)      (150)
                                                            -------    -------
Surplus as regards policyholders..........................  $27,897    $20,135
                                                            =======    =======

    Effective January 1, 2001, both the North Carolina and South Carolina Departments of Insurance adopted the Codification of Statutory Accounting Principles ("Codification") as the prescribed basis of accounting for insurance companies domiciled in their respective states. Accordingly, all of the Company's statutory subsidiaries adopted Codification effective January 1, 2001. Adoption of Codification did not have a material effect on the financial statements of any of the Company's statutory subsidiaries.

    Since before the Company's acquisition of UIC in 1997, UIC has operated, and continues to operate, under the Regulatory Action Division ("RAD") of the NCDOI. Under the requirements of

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 11 DIVIDEND RESTRICTIONS AND STATUTORY REPORTING (CONTINUED) the RAD, UIC is required to submit monthly financial statements to the NCDOI. On August 21, 2002, the SCDOI issued an Order Imposing Administrative Supervision and Appointing Supervisor that placed SCIC, Catawba and CAIC under administrative supervision (see Note 1).

NOTE 12 BENEFIT AND STOCK OPTION PLANS

    STOCK OPTIONS AND STOCK OPTION PLANS

    The Company currently has three plans under which stock options and incentive stock may be granted to employees, non-employee directors, consultants and active independent agents of the Company. Under the 1996 Stock Option Plan for Employees ("Employee Plan") and the 1995 Stock Option Plan for Independent Agents ("Agents Plan"), stock options expire five (5) years from the date of grant. Under the 1995 Stock Option Plan for Non-Employee Directors ("Directors Plan"), the options expire ten (10) years from the date of grant. Each plan is administered by a committee appointed by the Board of Directors.

    The Employee Plan became effective on November 1, 1995. The Employee Plan has reserved 2,500,000 shares of the Company's common stock for issuance under the plan as options and incentive stock to employees and consultants of the Company. Activity in the Employee Plan is summarized as follows:

                                                                2002       2001       2000
                                                              --------   --------   ---------
Shares under options outstanding, beginning of year.........  436,519     676,257   1,306,559
Granted during the year.....................................       --          --          --
Exercised during the year...................................       --          --          --
Canceled or expired during the year.........................  (57,974)   (239,738)   (630,302)
                                                              -------    --------   ---------
Shares under options outstanding, end of year...............  378,545     436,519     676,257
                                                              =======    ========   =========
Shares under options exercisable, end of year...............  378,545     436,519     601,581
                                                              =======    ========   =========

    Options vest at the discretion of the Compensation Committee of the Company's Board of Directors. All grants made under the Employee Plan have exercise prices no lower than the market price at the date of grant. At December 31, 2002, 1,933,968 shares of the Company's common stock have been reserved for future grants. Following is a summary of options outstanding and exercisable by price range as of December 31, 2002:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------   ---------------------------------------------
                                                    WEIGHTED-
                                                     AVERAGE
                                                    REMAINING        WEIGHTED-                      WEIGHTED-
RANGE OF                                           CONTRACTUAL        AVERAGE                        AVERAGE
EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                    -----------   ---------------   --------------   -----------   --------------
$2.20 - $4.40....................    163,780           0.9              $3.41         163,780          $3.41
$4.40 - $6.60....................     17,875           1.5               5.07          17,875           5.07
$6.60 - $8.13....................    196,890           0.2               7.46         196,890           7.46
                                     -------           ---              -----         -------          -----
                                     378,545           0.6              $5.59         378,545          $5.59
                                     =======           ===              =====         =======          =====

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    The Agents Plan became effective on June 15, 1996. The Agents Plan has reserved 125,000 shares of the Company's common stock for issuance under the plan as options to independent insurance agents of the Company. Activity in the Agents Plan is summarized as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
Shares under options outstanding, beginning of year.........   26,120     37,675     49,325
Granted during the year.....................................       --      2,500      3,950
Exercised during the year...................................       --         --       (300)
Canceled or expired during the year.........................   (1,250)   (14,055)   (15,300)
                                                               ------    -------    -------
Shares under options outstanding, end of year...............   24,870     26,120     37,675
                                                               ======    =======    =======
Shares under options exercisable, end of year...............   22,870     22,620     34,675
                                                               ======    =======    =======

    Options vest at the discretion of the 1995 Stock Option Plan for Independent Agents Committee. All grants made under the Agents Plan have exercise prices no lower than the market price at the date of grant. Options granted during 2001 and 2000 were granted at exercise prices of $2.01 and $1.83, respectively. At December 31, 2002, 95,581 shares of the Company's common stock have been reserved for future grants. Following is a summary of options outstanding and exercisable by price range as of December 31, 2002:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------   ---------------------------------------------
                                                    WEIGHTED-
                                                     AVERAGE
                                                    REMAINING        WEIGHTED-                      WEIGHTED-
RANGE OF                                           CONTRACTUAL        AVERAGE                        AVERAGE
EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                    -----------   ---------------   --------------   -----------   --------------
$0.00 - $2.20....................      5,450           2.7              $1.92          3,450           $1.87
$2.20 - $4.40....................        870           1.1               3.68            870            3.68
$4.40 - $6.60....................      9,150           1.4               4.75          9,150            4.75
$6.60 - $8.13....................      9,400           0.3               6.97          9,400            6.97
                                      ------           ---              -----         ------           -----
                                      24,870           1.3              $4.93         22,870           $5.19
                                      ======           ===              =====         ======           =====

    The Directors Plan became effective on June 15, 1995, with 250,000 shares of the Company's common stock reserved for issuance under the plan. Activity in the Directors Plan is summarized as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
Shares under options outstanding, beginning of year.........   55,000     50,000     42,500
Granted during the year.....................................    8,750      8,750     10,000
Exercised during the year...................................       --         --         --
Canceled or expired during the year.........................       --     (3,750)    (2,500)
                                                               ------     ------     ------
Shares under options outstanding, end of year...............   63,750     55,000     50,000
                                                               ======     ======     ======
Shares under options exercisable, end of year...............   63,750     55,000     50,000
                                                               ======     ======     ======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    Under the Directors Plan, all non-employee directors holding office on June 15 of each year are granted 1,250 fully vested options to purchase the Company's common stock. All grants made under the Directors Plan have exercise prices no lower than the market price at the date of grant. Options granted during 2002, 2001 and 2000 were granted at exercise prices of $2.50, $2.55 and $1.09, respectively. At December 31, 2002, 182,500 shares of the Company's common stock have been reserved for future grants. Following is a summary of options outstanding and exercisable by price range as of December 31, 2002:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   -----------------------------   ---------------------------------------------
                                                    WEIGHTED-
                                                     AVERAGE
                                                    REMAINING        WEIGHTED-                      WEIGHTED-
RANGE OF                                           CONTRACTUAL        AVERAGE                        AVERAGE
EXERCISE PRICES                    OUTSTANDING   LIFE (IN YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                    -----------   ---------------   --------------   -----------   --------------
$0.00 - $ 2.20...................      8,750           7.5             $ 1.09          8,750          $ 1.09
$2.20 - $ 4.40...................     21,250           7.8               2.70         21,250            2.70
$4.40 - $ 6.60...................     10,000           6.5               4.75         10,000            4.75
$6.60 - $ 8.13...................     18,750           5.0               7.09         18,750            7.09
$8.80 - $10.50...................      5,000           3.5              10.50          5,000           10.50
                                      ------           ---             ------         ------          ------
                                      63,750           6.4             $ 4.70         63,750          $ 4.70
                                      ======           ===             ======         ======          ======

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its three stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                                2002       2001       2000
                                                              --------   --------   --------
As reported:
  Net income (loss).........................................   $6,123     $4,366    $(15,361)
  Income (loss) per share:
    Basic...................................................     0.73       0.54       (1.98)
    Diluted.................................................     0.72       0.53       (1.98)

Pro forma:
  Net income (loss).........................................   $6,103     $4,358    $(15,367)
  Income (loss) per share:
    Basic...................................................     0.72       0.54       (1.98)
    Diluted.................................................     0.71       0.53       (1.98)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                             2002
                                                         --------------------------------------------
                                                         EMPLOYEE PLAN   DIRECTORS PLAN   AGENTS PLAN
                                                         -------------   --------------   -----------
Expected dividend yield................................           --                0%            --
Expected stock price volatility........................           --             7.90%            --
Risk-free interest rate................................           --             4.83%            --
Expected life of options...............................           --       8.06 years             --
                                                           =========       ==========     ==========

                                                                             2001
                                                         --------------------------------------------
                                                         EMPLOYEE PLAN   DIRECTORS PLAN   AGENTS PLAN
                                                         -------------   --------------   -----------
Expected dividend yield................................           --                0%             0%
Expected stock price volatility........................           --             7.79%          7.79%
Risk-free interest rate................................           --             5.27%          4.78%
Expected life of options...............................           --       7.83 years     3.09 years
                                                            ========       ==========     ==========

                                                                             2000
                                                         --------------------------------------------
                                                         EMPLOYEE PLAN   DIRECTORS PLAN   AGENTS PLAN
                                                         -------------   --------------   -----------
Expected dividend yield................................           --                0%             0%
Expected stock price volatility........................           --             7.65%          7.65%
Risk-free interest rate................................           --             6.26%          6.75%
Expected life of options...............................           --       7.54 years     3.08 years
                                                            ========       ==========     ==========

    WARRANTS

    During the year ended December 31, 2001, the Company issued warrants to purchase 75,000 shares of its common stock at a price of $2.00 per share and an additional 75,000 shares of its common stock at a price of $1.00 per share in connection with the settlement of liabilities assumed in an acquisition. The warrants expire February 19, 2006.

    In connection with the elimination of certain debt and the settlement of certain litigation during the year ended December 31, 2000, the Company issued warrants to purchase 25,000 shares of its common stock at a price of $3.00 per share and an additional 25,000 shares of its common stock at a price of $7.00 per share. The warrants expire upon the death of the holder.

    During the year ended December 31, 1998, the Company issued warrants to purchase 57,971 shares of its common stock to the holder of its Credit Facility that was repaid on March 28, 2002 (see Note 7). The warrants currently allow for the purchase of the Company's stock at a price of $2.00 per share and expire September 30, 2004.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)

    OTHER BENEFIT PLANS

    The Company sponsors the South Carolina Insurance Company Employees' Profit-Sharing and Savings Plan (the "Plan"), which provides both a profit-sharing and a 401(k) element for the employees of the Company, its subsidiaries and affiliates. As of December 31, 2002, the amount of assets available in the Plan was $9,516. The profit-sharing element of the Plan covers all full-time employees who have met minimum eligibility requirements. There were no contributions to this part of the Plan in 2002, 2001 or 2000. Under the 401(k) element of the Plan, employees may elect to have a portion of their salary withheld from pre-tax wages for investment in the Plan, subject to limitations imposed by IRS regulations. The Company matches 50% of the first 6% of the employee's contribution to the Plan. The Company's contribution to the Plan on behalf of the participating employees was $268, $244, and $310 in 2002, 2001, and 2000 respectively.

    The Company currently provides certain health care and life insurance benefits for certain retired employees. The projected future cost of providing post-retirement benefits is reflected as an expense as employees render services instead of when the benefits are paid. The net transition obligation is being recorded as a charge against income on a prospective basis as part of the future annual benefit cost. Post-retirement benefit expense was approximately $59 in 2002, $70 in 2001, and $110 in 2000.

                                                                2002       2001
                                                              --------   --------
Benefit obligation, beginning of year.......................   $ 521      $ 850
  Service cost..............................................       6          7
  Interest cost.............................................      32         37
  Plan participants' contributions..........................      20         23
  Actuarial gain............................................     (57)      (348)
  Benefits paid.............................................     (52)       (49)
                                                               -----      -----
Benefit obligation, end of year.............................     470        520
Fair value of plan assets...................................      --         --
                                                               -----      -----
Funded status of plan.......................................     470        520
Unrecognized actuarial gain (loss)..........................     249        202
Unrecognized net transition obligation......................    (314)      (345)
                                                               -----      -----
Net obligation..............................................   $ 405      $ 377
                                                               =====      =====
Weighted-average assumed discount rate......................    6.75%      7.25%
                                                               =====      =====

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 12 BENEFIT AND STOCK OPTION PLANS (CONTINUED)

                                                                2002       2001
                                                              --------   --------
Components of net periodic benefit cost:
  Service cost..............................................    $  6       $ 7
  Interest cost.............................................      32        37
  Amortization of unrecognized transitional liability.......      31        31
  Recognition of net actuarial (gain) loss..................     (10)       (5)
                                                                ----       ---
                                                                $ 59       $70
                                                                ====       ===

    The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 10.0% for 2002 (11% for 2001) and is assumed to decrease to a 5% ultimate trend with a duration to ultimate trend of five years (six years in 2001). Increasing or decreasing the assumed health care cost trend rate by one percentage point would have no significant effect on the post-retirement benefit obligation as of December 31, 2002.

NOTE 13 SEGMENT REPORTING

    Reportable segments are determined based on management's internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. Following is a summary of the Company's reporting segments with indications of whether the supporting operating segments are risk-bearing or fee-based operations and whether the supporting operating segments are ongoing operations or in runoff:

                                                     OPERATION:
                        ---------------------------------------------------------------------
       SEGMENT                          DESCRIPTION                       TYPE        STATUS
----------------------  --------------------------------------------  ------------   --------
Automobile:             UIC nonstandard automobile                    Both           Ongoing
                        Catawba nonowners automobile                  Risk-bearing   Ongoing
                        Nashville and SC automobile                   Risk-bearing   Runoff
                        SC Facility and SCAAIP                        Fee-based      Runoff
                        Premium financing                             Fee-based      Runoff

Flood:                  AFS operations                                Fee-based      Ongoing
                        NFIP                                          Fee-based      Runoff

Commercial:             Commercial operations                         Risk-bearing   Ongoing

Adjusting Services:     INS operations                                Fee-based      Ongoing

All Other:              HDC Program                                   Risk-bearing   Runoff
                        Managing general agent                        Fee-based      Runoff
                        All other                                     Risk-bearing   Runoff

    While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared income and expenses. Shared income comprised approximately 67%, 35% and 35% of "all other income" in fiscal 2002, 2001 and 2000, respectively. The gain on the sale of investment in the common stock of ISO accounted for 26% of shared "all other income" for fiscal 2002

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 13 SEGMENT REPORTING (CONTINUED)
(see Note 2). Shared expenses comprised approximately 4%, 2% and 2% of "all other expenses" in fiscal 2002, 2001 and 2000, respectively. These shared amounts were allocated on a basis proportionate with each reportable segment's total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following tables:

                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                            ---------------------------------------------------------------------
                                                                                 ADJUSTING
                                            AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                            ----------   --------   ----------   ---------   ---------   --------
REVENUES:
Commission and service income.............    $ 6,854    $17,152     $   467      $7,233      $2,147     $33,853
Property and casualty premiums earned.....      5,765         --       9,290          --         606      15,661
All other income..........................      2,479        378       1,569         977       2,229       7,632
                                              -------    -------     -------      ------      ------     -------
  Total revenues..........................     15,098     17,530      11,326       8,210       4,982      57,146
                                              -------    -------     -------      ------      ------     -------
EXPENSES:
Losses and loss adjustment expenses.......      2,953         --       4,615          --       1,866       9,434
All other expenses........................     10,739     16,564       4,935       7,338       2,043      41,619
                                              -------    -------     -------      ------      ------     -------
  Total expenses..........................     13,692     16,564       9,550       7,338       3,909      51,053
                                              -------    -------     -------      ------      ------     -------
INCOME FROM OPERATIONS BEFORE BENEFIT FOR
  INCOME TAXES............................      1,406        966       1,776         872       1,073       6,093
Benefit for income taxes..................          7          5           9           4           5          30
                                              -------    -------     -------      ------      ------     -------
NET INCOME................................    $ 1,413    $   971     $ 1,785      $  876      $1,078     $ 6,123
                                              =======    =======     =======      ======      ======     =======

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                                  AS OF DECEMBER 31, 2002
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
TOTAL ASSETS.............................    $35,317    $41,007     $26,492      $19,205     $11,653    $133,674
                                             =======    =======     =======      =======     =======    ========
LIABILITIES:
  Losses and loss adjustment expenses....    $27,683    $   271     $ 4,277      $    --     $21,479    $ 53,710
  Unearned premiums......................      8,487     22,795       5,064           --          12      36,358
  All other liabilities..................      3,271      3,799       2,454        1,779       1,079      12,382
                                             -------    -------     -------      -------     -------    --------
    Total liabilities....................    $39,441    $26,865     $11,795      $ 1,779     $22,570    $102,450
                                             =======    =======     =======      =======     =======    ========

                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                            ---------------------------------------------------------------------
                                                                                 ADJUSTING
                                            AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                            ----------   --------   ----------   ---------   ---------   --------
REVENUES:
Commission and service income.............    $10,089    $16,984      $  689      $ 8,435     $   75     $36,272
Property and casualty premiums earned.....      7,004         --       7,379           --         50      14,433
All other income..........................      3,233        106         310        1,797      1,157       6,603
                                              -------    -------      ------      -------     ------     -------
  Total revenues..........................     20,326     17,090       8,378       10,232      1,282      57,308
                                              -------    -------      ------      -------     ------     -------
EXPENSES:
Losses and loss adjustment expenses.......      2,928        385       3,039           --      1,388       7,740
Special items.............................       (156)        --          --           --         --        (156)
All other expenses........................     15,206     15,787       4,542        9,124        669      45,328
                                              -------    -------      ------      -------     ------     -------
  Total expenses..........................     17,978     16,172       7,581        9,124      2,057      52,912
                                              -------    -------      ------      -------     ------     -------
INCOME (LOSS) FROM OPERATIONS BEFORE
  (PROVISION) BENEFIT FOR INCOME TAXES....      2,348        918         797        1,108       (775)      4,396
(Provision) benefit for income taxes......        (16)        (6)         (5)          (8)         5         (30)
                                              -------    -------      ------      -------     ------     -------
NET INCOME (LOSS).........................    $ 2,332    $   912      $  792      $ 1,100     $ (770)    $ 4,366
                                              =======    =======      ======      =======     ======     =======

                                                                  AS OF DECEMBER 31, 2001
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
TOTAL ASSETS.............................    $53,429    $44,925     $22,021      $26,894     $ 3,369    $150,638
                                             =======    =======     =======      =======     =======    ========
LIABILITIES:
  Losses and loss adjustment expenses....    $38,448    $ 1,472     $ 3,686      $    --     $23,269    $ 66,875
  Unearned premiums......................     12,714     23,840       6,090           --          20      42,664
  All other liabilities..................      7,638      6,422       3,148        3,845         482      21,535
                                             -------    -------     -------      -------     -------    --------
    Total liabilities....................    $58,800    $31,734     $12,924      $ 3,845     $23,771    $131,074
                                             =======    =======     =======      =======     =======    ========

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 13 SEGMENT REPORTING (CONTINUED)

                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
REVENUES:
Commission and service income............   $ 11,194    $14,791      $  654      $ 9,249     $     2    $ 35,890
Property and casualty premiums earned....     21,934         45       3,040           --         118      25,137
All other income.........................      5,128         52         175        2,094       1,646       9,095
                                            --------    -------      ------      -------     -------    --------
  Total revenues.........................     38,256     14,888       3,869       11,343       1,766      70,122
                                            --------    -------      ------      -------     -------    --------
EXPENSES:
Losses and loss adjustment expenses......     21,183        402       1,567           --       1,293      24,445
Special items............................      8,138         --          --           --          --       8,138
All other expenses.......................     24,180     14,628       2,549        9,575       1,968      52,900
                                            --------    -------      ------      -------     -------    --------
  Total expenses.........................     53,501     15,030       4,116        9,575       3,261      85,483
                                            --------    -------      ------      -------     -------    --------
(LOSS) INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES.............    (15,245)      (142)       (247)       1,768      (1,495)    (15,361)
Provision for income taxes...............         --         --          --           --          --          --
                                            --------    -------      ------      -------     -------    --------
NET (LOSS) INCOME........................   $(15,245)   $  (142)     $ (247)     $ 1,768     $(1,495)   $(15,361)
                                            ========    =======      ======      =======     =======    ========

                                                                  AS OF DECEMBER 31, 2000
                                           ---------------------------------------------------------------------
                                                                                ADJUSTING
                                           AUTOMOBILE    FLOOD     COMMERCIAL   SERVICES    ALL OTHER    TOTAL
                                           ----------   --------   ----------   ---------   ---------   --------
TOTAL ASSETS.............................    $93,108    $36,236     $ 9,418      $27,607     $ 4,297    $170,666
                                             =======    =======     =======      =======     =======    ========
LIABILITIES:
  Losses and loss adjustment expenses....    $55,572    $ 1,061     $ 4,074      $    --     $25,126    $ 85,833
  Unearned premiums......................     16,522     22,741       6,483           --         307      46,053
  All other liabilities..................     13,141      5,114       1,329        3,897         607      24,088
                                             -------    -------     -------      -------     -------    --------
    Total liabilities....................    $85,235    $28,916     $11,886      $ 3,897     $26,040    $155,974
                                             =======    =======     =======      =======     =======    ========

NOTE 14 COMMITMENTS AND CONTINGENCIES

    (a) In December 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Lease expense incurred under this related party lease amounted to $290 and $458 in 2002 and 2001, respectively. Approximate minimum future lease payments are $259 in 2003.

    The Company and its subsidiaries lease various other office space, computer equipment and automobiles under several operating leases that expire at various times. Lease expense amounted to

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 14 COMMITMENTS AND CONTINGENCIES (CONTINUED)
$822, $1,027, and $1,320 in 2002, 2001, and 2000 respectively. Approximate minimum future lease payments under these operating leases at December 31, 2002 are as follows:

2003........................................................   $  797
2004........................................................      721
2005........................................................      462
2006........................................................       61
                                                               ------
  Total.....................................................   $2,041
                                                               ======

    (b) A contingent liability exists with respect to reinsurance placed with other companies (See Note 5).

    (c) Estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court. The Company has a potential off-balance sheet credit risk associated with such deductibles if the Company were required to fund the deductibles in the event that HDC cannot pay the deductible.

    The Court has ordered HDC to retain an independent actuary to estimate the unpaid losses and LAE of the HDC Program, subject to the deductible, as of December 31, 2002, and has ordered HDC to deposit funds in an equivalent amount in a Court-restricted commercial checking account to serve as the funds from which losses of the HDC Program are to be paid. The actuary retained by HDC has issued a report estimating HDC's liability for the deductibles to be $4,300 as of December 31, 2002 and HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account ($3,000 on January 29, 2003, and $1,300 on February 21, 2003) to serve as the funds from which losses are to be paid. Pursuant to the court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC and has not received a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC's liability for the deductibles may be as much as $9,800 as of December 31, 2002. Whether the actuaries will be able to agree on an amount representing HDC's estimated liability for the deductibles at December 31, 2002 cannot be determined at this time.

    (d) Litigation was initiated in the United States District Court for the Middle District of Florida, Tampa Division in November 2001 by QualSure, a Florida property and casualty insurance holding company that was formerly known as Magna Holding Corporation, and involves three of the Company's wholly-owned subsidiaries--SCIC, Catawba, and CAIC, who were the three defendants to the litigation and who collectively owned 30.625% of the stock of QualSure until October 3, 2002. Effective October 3, 2002, the ownership interest in QualSure held by SCIC, Catawba and CAIC was redeemed by QualSure. A condition of the redemption was that the litigation would be dismissed with prejudice. On October 17, 2002, the litigation was dismissed with prejudice.

    (e) In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America's Flood Service, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS, and is in its very earliest stages. The pleadings allege that a putative class of persons in Texas

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 14 COMMITMENTS AND CONTINGENCIES (CONTINUED) received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The plaintiffs seek statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA. AFS has filed a third-party claim against DeBroux Marketing Co. ("DeBroux") for fraud and indemnity stemming from DeBroux's transmission of the faxes at issue. Settlement discussions are ongoing, but the Company does not believe final resolution of the litigation will have a material impact on its financial statements.

    (f) Litigation was initiated in the Maricopa County Superior Court, State of Arizona on March 25, 2002 by Du Pre Insurance Services, Inc., a California corporation, Infinet Holdings, Inc., an Arizona corporation, Human Dynamics Corporation, a California corporation and HDC Financial Services Corporation, an Arizona corporation. The litigation names as defendants the Company, SCIC and CAIC. Effective January 1, 2002, the Company, through SCIC and CAIC, issued two workers' compensation insurance master policies to the HDC Group. SCIC and CAIC did not obtain the approval of the SCDOI prior to issuing the master policies and, therefore, subsequently canceled them. Litigation was initiated in the Superior Court of the State of Arizona on March 25, 2002 by the HDC Group against the Company, alleging that the Company wrongfully terminated workers compensation coverage, breached its implied duty of good faith and fair dealing by unilaterally rescinding HDC's workers compensation coverage and that the Company breached its contract with the HDC Group to provide workers compensation coverage. HDC claims its entitlement to punitive damages in an unspecified amount. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. The Company intends to appeal the decision.

    In September 2002, the Company and the HDC Group mediated several outstanding issues which resulted in an Interim Agreement between the parties that was approved by the Court in October 2002. In accordance with the court-approved Interim Agreement, the HDC Group is responsible for funding all losses of the HDC 2002 workers' compensation program. Reinsurance coverage for the HDC Program was obtained on October 21, 2002 effective for losses incurred between January 1, 2002 and December 31, 2002 and amounting to $15,000 in excess of $5,000 per occurrence. The Company, upon receiving approval from the SCDOI, elected to retain the risk for losses amounting to $4,000 in excess of $1,000 per occurrence for premiums prescribed in the court-approved Interim Agreement. In addition, the Company received or is to receive fees equal to 4% of collected premium equivalents under the HDC Program as well as reimbursement for actual boards, bureaus, assessments and premium taxes incurred for the insurance policies. All premiums not remitted to the reinsurers or to the Company were retained by the HDC Group.

    In subsequent Court proceedings it was ordered that the HDC Program is to function as a large deductible workers' compensation program with HDC being responsible for all losses and LAE of the program up to $1,000 per occurrence (the "deductible"). Coverage for losses and LAE in excess of the deductible is provided by the Company, subject to its reinsurance for losses and LAE of $15,000 in excess of $5,000 per occurrence (see item (c) above).

    With respect to punitive damages claimed by HDC, the Company intends to vigorously defend this matter and is considering filing a counterclaim. The ultimate outcome of this litigation cannot be reasonably determined at this time.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 14 COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (g) The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

NOTE 15 RELATED PARTY TRANSACTIONS

    INS recorded commission and service income of $4,608, $3,915 and $3,458, respectively, in connection with its Claims Administration Services Agreement with QualSure. Effective October 3, 2002, the Company's ownership interest in QualSure Holding was redeemed by QualSure Holding. Under the terms of the underlying redemption agreement, INS continues to provide claim administration services to QualSure under an amended contract at a reduced rate for terms that expire from October 4, 2005 through January 21, 2010.

    The Company's majority shareholder, Chairman of the Board of Directors and Chief Executive Officer is an owner and operator of SADISCO Corporation ("SADISCO"), a provider of salvage and disposal services for the Company. During the fiscal years ended December 31, 2002, 2001 and 2000, the Company paid a total of $116, $242 and $225, respectively, to SADISCO.

    On December 21, 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. Lease expense incurred under this related party lease amounted to $290 and $458 in 2002 and 2001, respectively.

    During the years ended December 31, 2002, 2001 and 2000, the Company paid a total of $12, $61 and $110 to FHI, Inc. ("FHI"), respectively, for services related to the settlement of certain outstanding litigation and other consulting services. A member of the Company's Board of Directors is the owner of FHI. For this Director's personal services, the Company paid FHI an additional $150 and $373 in 2002 and 2001, respectively.

    On March 28, 2002, the Company issued 800,000 shares of $10 par value Adjustable Rate Cumulative Nonvoting Preferred Special Stock to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer for an aggregate purchase price of $8,000. The proceeds from the transaction were used to repay the outstanding balance of the Credit Facility. The Adjustable Rate Cumulative Nonvoting Preferred Special Stock pays quarterly dividends at an annual adjustable rate of 3.5% plus LIBOR (4.9% at December 31, 2002).

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The following is a summary of unaudited quarterly information for the years ended December 31, 2002 and 2001:

                                                        1ST        2ND        3RD        4TH
                        2002                          QUARTER    QUARTER    QUARTER    QUARTER
                        ----                          --------   --------   --------   --------
Commission and service income.......................   $8,512     $8,410     $9,568     $7,363
Premiums earned.....................................    3,457      3,587     13,682     (5,065)
Net investment income...............................      539        547        562        535
Other interest income...............................       34         12          7          6
Net realized (loss) gain............................    2,136        330         13        605
Equity in (loss) earnings of unconsolidated
  affiliates........................................      (17)        14       (202)       133
Other income........................................      563        499        510        806
Net income..........................................    2,504      1,045      1,769        805
                                                       ======     ======     ======     ======
Basic income per share..............................   $ 0.31     $ 0.11     $ 0.21     $ 0.09
Diluted income per share............................     0.30       0.11       0.21       0.09
                                                       ======     ======     ======     ======

    Commission and service income showed a marked decrease in the fourth quarter of 2002 primarily as a result of the sale of the renewal rights to the Company's NFIP business to The Hartford. On September 12, 2002, the Company announced that it had received notice from FEMA that FEMA did not intend to offer SCIC and Catawba a Financial Assistance/Subsidy Arrangement with the Federal Insurance and Mitigation Administration for the fiscal year beginning October 1, 2002, effectively terminating their participation in the NFIP. On November 15, 2002, the Company announced completion of the transaction with The Hartford. Further negatively impacting overall commission and service income during 2002 was that reported by AFS. One of AFS' product offerings is a "life of loan" flood zone determination whereby AFS agrees to update the zoning status of the subject property throughout the life of the original underlying loan. AFS has deferred approximately $500 of commission and service income at December 31, 2002 associated with this product and will amortize it into income over the estimated life of the original underlying loans. Finally, commission and service income was negatively impacted during 2002 as a result of the pricing and other competitive initiatives effected by certain of UIC's competitors and the continued runoff of the SC Facility. UIC generally does not engage in pricing competitions with its competitors. Rather, UIC relies on its superior customer service, long standing agency relationships and proven commitment to the North Carolina marketplace to maintain or grow its premium volume. The SC Facility has been in runoff since March 1, 1999 but began its final stage of runoff effective March 1, 2002.

    Premiums earned exhibited significant fluctuations between the second, third and fourth quarters of 2002, primarily as a result of the accounting and reporting for the HDC Program. The program was originally intended to be a fronted program, administered by HDC with minimal underwriting risk to SCIC and CAIC due to the anticipated placement of multiple layers of reinsurance coverage. SCIC and CAIC did not obtain the approval of the SCDOI prior to issuing the master policies and subsequently canceled them during the first quarter of 2002. The cancellation of these policies is the ongoing subject of litigation and mediation. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies are in effect from January 1, 2002 through December 31, 2002. The Company did not receive sufficient information to enable the recording of estimated premiums earned under this fronting program until the third quarter of 2002, at which time it recorded premiums earned of $10,046 representing estimated premiums earned from January 1 through September 30, 2002. In subsequent Court proceedings it was

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

ordered that the HDC Program was to function as a large deductible workers' compensation program with HDC being responsible for all losses and LAE of the program up to $1,000 per occurrence (the "deductible"). The impact of this ruling is significant to the accounting treatment of the program because the premium equivalents for a large deductible program do not include amounts related to the deductible, as this risk is borne by the policyholder. Accordingly, during the fourth quarter of 2002, the Company recorded the changes to reflect the HDC Program cumulatively in 2002 as a large deductible program in accordance with the order of the Court.

    Following is a comparison of the HDC Program for the quarter and nine months ended September 30, 2002 as reported (accounted for as a fronting type arrangement) and proforma disclosure of the HDC Program for the same period as if it had been accounted for as a large deductible program. The following table also includes a comparison to the actual amounts recorded with respect to this large deductible program year to date December 31, 2002:

                                      QUARTER AND NINE MONTHS ENDED         QUARTER ENDED          YEAR ENDED
                                           SEPTEMBER 30, 2002             DECEMBER 31, 2002     DECEMBER 31, 2002
                                   -----------------------------------   -------------------   -------------------
                                    AS REPORTED         PRO FORMA            AS REPORTED           AS REPORTED
                                     (FRONTING      (LARGE DEDUCTIBLE     (LARGE DEDUCTIBLE     (LARGE DEDUCTIBLE
                                    ARRANGEMENT)         PROGRAM)             PROGRAM)              PROGRAM)
                                   --------------   ------------------   -------------------   -------------------
Direct earned premium............      $10,046              $831               $(8,502)              $1,544
Ceded earned premium.............          483               483                   481                  964
                                       -------              ----               -------               ------
Net earned premium...............        9,563               348                (8,983)                 580
Net incurred losses and LAE......        8,402               348                (7,822)                 580
                                       -------              ----               -------               ------
Excess of earned premium over
  losses and LAE.................        1,161                --                (1,161)                  --
Less: Estimated boards, bureaus,
  assessments and premium
  taxes..........................          759                --                  (759)                  --
Add: Fee income..................           --               402                   802                  802
                                       -------              ----               -------               ------
Net results, representing fees...      $   402              $402               $   400               $  802
                                       =======              ====               =======               ======

    The trend of net investment income during 2002 is directly related to the general level of market interest rates and the relative mix and duration of the Company's investment portfolio. In the fourth quarter of 2002, the Company received cash of $8,575 related to the sale of QualSure Holding and the renewal rights to its NFIP business. However, substantially all of these proceeds remained invested in lower yielding short duration cash equivalents at December 31, 2002.

    The gradually decreasing balances of other interest income is a direct result of the runoff of the Company's North Carolina premium finance operation, PBP. Beginning in December 2001 no additional premiums were financed through PBP and its reported other interest income was, therefore, that received on the runoff of already financed premiums.

    The net realized gain reported in the fourth quarter of 2002 is due to the net effect of two transactions. First, effective October 3, 2002, the Company's combined ownership interest in QualSure Holding was redeemed by QualSure Holding for $4,775 resulting in a realized gain of $632. Second, in connection with the sale of the renewal rights to its NFIP business to The Hartford, the Company impaired certain data processing equipment and software used in that operation, resulting in a realized loss of $27.

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    The equity in (loss) earnings of unconsolidated subsidiary result from the Company's equity ownership interests in Sunshine State and QualSure. As each of these investments exceeds 20% of the equity of each respective company, the Company's equity in the undistributed earnings of the unconsolidated affiliates, using the equity method, are included in current earnings. Effective October 3, 2002, the Company's ownership interest in QualSure was redeemed by QualSure.

    The fourth quarter increase in other income is primarily related to policy fees earned through SBC's managing general agent operation and amortization of the deferred gain on the sale of the renewal rights to the Company's NFIP business. Effective July 1, 2002, SBC entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company's low-value dwelling homeowners' insurance program in the state of Florida until such time as that program is runoff. Therefore, the Company does not expect to recognize significant revenue related to the agreement after December 31, 2002. In its capacity as managing general agent SBC earned policy fees of $17 during the fourth quarter of 2002. On November 15, 2002, the Company announced that it had sold the right to renew or assume all of SCIC and Catawba's in-force NFIP business to The Hartford for $3,800 in cash at closing, plus up to $1,000 to be paid on November 15, 2003, if certain retention thresholds on the book of business are achieved. Provisions of the underlying sales agreement, as approved by FEMA, provide that The Hartford administer and report the Company's business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company's continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) has been deferred and will be recognized evenly over the transition period. Included in other income for the fourth quarter of 2002 is $350 of amortized gain.

                                                                1ST        2ND        3RD        4TH
                            2001                              QUARTER    QUARTER    QUARTER    QUARTER
                            ----                              --------   --------   --------   --------
Commission and service income...............................   $9,152     $9,457     $9,461     $8,202
Premiums earned.............................................    3,873      3,855      3,288      3,417
Net investment income.......................................      651        647        600        602
Other interest income.......................................      569         41        309        482
Net realized (loss) gain....................................     (218)        --         51        (44)
Other income................................................      720      1,009        579        605
Special items...............................................       --         --       (156)        --
Net income..................................................    1,019      1,050      1,186      1,111
                                                               ======     ======     ======     ======
Basic income per share......................................   $ 0.12     $ 0.13     $ 0.15     $ 0.14
Diluted income per share....................................     0.12       0.13       0.14       0.14
                                                               ======     ======     ======     ======

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

    A substantial source of other income for the Company has historically been its Nashville and PBP operations. Other income showed substantial overall quarterly reductions in 2001 as compared to the quarterly results of 2000. This is largely attributable to the net effect of several factors. First, at the beginning of the third quarter of 2000, the Nashville operations were discontinued. During 2001, premium activity related to the Nashville operations, upon which its policy fees are based, was insignificant. Second, as a result of PBP's operating losses and reassessments of its core competencies, the Company entered into a management contract with an unaffiliated company effective
June 1, 2001 to manage the operations of PBP. As such, policy setup and the related fee income previously retained by PBP became the responsibility of the vendor. Third, the Company holds equity investments in two unconsolidated affiliates. As each of the investments exceeds 20% of the equity of each respective

                               SUPPLEMENTARY DATA

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

company, the Company's equity in the undistributed earnings of the affiliates, using a computed equity method, are recorded as other income. Other income recorded by the Company in 2001 was a loss of $486 as compared to income in 2000 of $129. Finally, partially offsetting these decreases in other income was the amortization of the deferred gain on sale of the Company's corporate headquarters. In December 2000, the Company sold its corporate headquarters to its majority shareholder, Chairman of the Board of Directors and Chief Executive Officer, resulting in a gain of $1,892. Concurrent with this transaction, the Company leased the property back for a fixed period of three years without an option for renewal. The entire gain resulting from this transaction was deferred and is being amortized into income evenly over the term of the leaseback.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On May 30, 2002, upon the recommendation of the Company's Audit Committee, the Board of Directors appointed Johnson Lambert & Co. ("Johnson Lambert") to serve as the Company's independent auditors for the fiscal year ended
December 31, 2002. Johnson Lambert replaced Arthur Andersen LLP ("Andersen") which had been the Company's independent auditors since 1993. Andersen was dismissed on May 30, 2002.

    Andersen's reports on the consolidated financial statements of the Company and its subsidiaries for the two previous fiscal years ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's two previous fiscal years ended December 31, 2001, and the subsequent period ending May 30, 2002, there were: (i) no disagreements between the Company and Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statement for such years; and
(ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

    During the Company's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through May 30, 2002, the Company did not consult with Johnson Lambert with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information about the executive officers of the Company.

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
Steven M. Armatoe....................     51      Vice President of Human Resources of certain
                                                  subsidiaries since 1993. Employed by the Company since
                                                  April 1981.

Michael A. Culbertson................     54      President of the Company since October 2002. Also holds
                                                  the position of Director of certain subsidiaries of the
                                                  Company. Previously served as President of Insurance
                                                  Network Services, Inc. and Insurance Services Group,
                                                  Inc. from 1999 until 2000 and Vice President of certain
                                                  subsidiaries since December 1995. Held the position of
                                                  Senior Vice President of the Company from 1995-1999 and
                                                  Vice President of Claims from June 1993 until June 1995.
                                                  Employed by the Company in various claims capacities
                                                  since December 1974.

John F. Gibson.......................     52      Director, President and Chief Operating Officer for
                                                  certain subsidiaries since 1994.

Franklin D. Hutchinson...............     66      Senior Vice President of Insurance Operations since
                                                  October 2002. Vice President of certain subsidiaries
                                                  since June 1999. Employed by the Company since October
                                                  1998. From June 1998 until October 1998, Mr. Hutchinson
                                                  served as a consultant for the South Carolina Department
                                                  of Insurance and from 1979 through May 1998 was employed
                                                  by Unisun Insurance Company.

S. Melinda Hydrick...................     44      Vice President of certain subsidiaries since March 1999.
                                                  Employed by the Company since November 1988.

Susan M. Kenney......................     32      Vice President of certain subsidiaries since May 2001.
                                                  Previously held position of Assistant Vice President of
                                                  certain subsidiaries from February 2001 until May 2001.
                                                  Employed by the Company in various marketing capacities
                                                  since 1996.

Matthew P. McClure...................     33      General Counsel and Corporate Secretary of the Company
                                                  and certain subsidiaries since July 1998. Elected Vice
                                                  President in 1999. Also serves as a Director for certain
                                                  subsidiaries. Previously served as Assistant Secretary
                                                  and Legal Counsel since November 1996.

Charles H. Powers....................     76      Chairman of the Board of Directors since 1998 and Chief
                                                  Executive Officer of the Company since October 2002. The
                                                  owner and operator of SADISCO since 1964. He is also
                                                  Vice President and Treasurer of Holland Grills in Apex,
                                                  North Carolina and President of PC Inc., in Myrtle
                                                  Beach, South Carolina. Mr. Powers was designated by the
                                                  Powers Group to serve on the Board of Directors.

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
Bryan D. Rivers......................     34      Treasurer of the Company and certain subsidiaries since
                                                  October 2002. Controller of the Company and certain
                                                  subsidiaries since June 1999. Prior to joining the
                                                  Company, Mr. Rivers was employed for eight years by
                                                  Arthur Andersen LLP in Columbia, South Carolina. While
                                                  with Arthur Andersen LLP, Mr. Rivers served on the
                                                  Company's audit for four years as Audit Senior and then
                                                  Audit Manager. Mr. Rivers is a Certified Public
                                                  Accountant.

Gregory L. Spray.....................     55      Vice President and General Manager of certain
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

    The information relating to Directors of the Company set forth under the caption "Election of Directors--Vote Required and Board Recommendation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference from the Company's definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2002 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information relating to executive compensation set forth in the Proxy Statement under the caption "Compensation of Directors and Executive Officers" with the exception of the information set forth under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Chart" is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of December 31, 2002 about all of the Company's equity compensation plans. All plans have been approved by the Company's shareholders.

                                              (A)                   (B)                    (C)
                                      NUMBER OF SECURITIES   WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                       TO BE ISSUED UPON     EXERCISE PRICE OF   REMAINING AVAILABLE FOR
                                          EXERCISE OF           OUTSTANDING          FUTURE ISSUANCE
                                      OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   (EXCLUDING SECURITIES IN
PLAN CATEGORY                         WARRANTS AND RIGHTS       AND RIGHTS             COLUMN (A))
-------------                         --------------------   -----------------   ------------------------
EQUITY COMPENSATION PLANS APPROVED
  BY SECURITY HOLDERS:
  1996 Stock Option Plan for
    Employees.......................         378,545             $    5.59              1,933,968
  1995 Stock Option Plan for
    Independent Agents..............          24,870                  4.93                 95,581
  1995 Stock Option Plan for Non-
    Employee Directors..............          63,750                  4.70                182,500
                                             -------             ---------              ---------
                                             467,165                  5.43              2,212,049
EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS......              --                    --                     --
                                             -------             ---------              ---------
    Total...........................         467,165             $    5.44              2,212,049
                                             =======             =========              =========

    The other information relating to security ownership of certain beneficial owners and management set forth in the Proxy Statement under the caption "Security Ownership of the Company" is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and related transactions set forth in the Proxy Statement under the caption "Certain Transactions" is herein incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

    (a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and treasurer and controller (principal financial officer) concluded that the effectiveness of such controls and procedures was adequate.

    (b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

    - The following consolidated financial statements of The Seibels Bruce Group, Inc. and subsidiaries are included in Item 8:

       -   Report of Independent Public Accountants--Johnson Lambert & Co.

       - Report of Independent Public Accountants--Arthur Andersen LLP (This is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP)

       -   Consolidated Balance Sheets--As of December 31, 2002 and 2001

       - Consolidated Statements of Operations--For the years ended December 31, 2002, 2001 and 2000

       - Consolidated Statements of Changes in Shareholders' Equity--For the years ended December 31, 2002, 2001 and 2000

       - Consolidated Statements of Cash Flows--For the years ended December 31, 2002, 2001 and 2000

       - The Notes to Consolidated Financial Statements included in Item 8 pertain both to the consolidated financial statements listed above and the condensed financial information of the Registrant included in
           Schedule II under Item 15(d).

    - The following financial statement schedules are included in item 15(d):

       - Schedule I--Summary of Investments Other than Investments in Related Parties

       -   Schedule II--Condensed Financial Information of Registrant

       -   Schedule III--Supplementary Insurance Information

       -   Schedule IV--Reinsurance

       -   Schedule V--Valuation and Qualifying Accounts

       - Schedule VI--Supplemental Information Concerning Property/Casualty Insurance Operations

    - All other schedules to the consolidated financial statements required by
      Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

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

        10.2 Stock Purchase Agreement, dated January 29, 1996, by and between the Registrant and Charles H. Powers and Walker S.
                        Powers, and amendment thereto, incorporated herein by reference to the Definitive Proxy Statement filed May 10,
                        1996.

        10.3            Stock Purchase Agreement, dated March 28, 1996, by and
                        between the Registrant and Fred C. Avent, Frank H. Avent
                        and PepsiCo of Florence, incorporated herein by reference to
                        Form S-2, filed October 15, 1996, file number 333-14123.

        10.4            Stock Purchase Agreement, dated March 28, 1996, by and
                        between Registrant and Junius DeLeon Finklea, Joseph K.
                        Newsom, Sr., Mark J. Ross, Larry M. Brice, J. Howard Stokes,
                        Winston W. Godwin, IRA and Peter D. and Vera C. Hyman,
                        incorporated herein by reference to Form S-2, filed
                        October 15, 1996, file number 333-14123.

        10.5            The Seibels Bruce Group, Inc. 1996 Stock Option Plan for
                        Employees, dated November 1, 1995, incorporated herein by reference to the Definitive Proxy Statement filed May 10,
                        1996, as amended by the Amendment thereto, effective
                        October 8, 1998, incorporated herein by reference to Form S-8, filed October 9, 1998, file number 333-65537.

        10.6            The Seibels Bruce Group, Inc. 1995 Stock Option Plan for
                        Independent Agents, dated June 14, 1996, incorporated herein by reference to the Definitive Proxy Statement filed
                        May 10, 1996.

        10.7            The Seibels Bruce Group, Inc. 1995 Stock Option Plan for
                        Non-Employee Directors, dated June 14, 1996, incorporated
                        herein by reference to the Definitive Proxy Statement filed
                        May 10, 1996. Amendment dated November 11, 1999 incorporated by reference to the Definitive Proxy Statement filed
                        April 5, 2000.

        10.8            Arrangement, dated October 1, 1996, by and between Catawba
                        Insurance Company, Kentucky Insurance Company and South
                        Carolina Insurance Company and The United States of America
                        Federal Emergency Management Agency, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.14, for the year ended December 31, 1996.

        10.9            Joint Underwriting Association contract, dated October 13,
                        1998, by and between South Carolina Insurance Company and the South Carolina Associated Auto Insurers Plan, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31,
                        1998.

        10.10           Stock Purchase Agreement, dated March 28, 2002, by and
                        between The Seibels Bruce Group, Inc. and Charles H. Powers, incorporated herein by reference to the Annual Report on
                        Form 10-K, Exhibit 10.16, for the year ended December 31,
                        2001.

        10.11           Registration Rights Agreement, dated March 28, 2002, by and between The Seibels Bruce Group, Inc. and Charles H. Powers, incorporated herein by reference to the Annual Report on
                        Form 10-K, Exhibit 10.17, for the year ended December 31,
                        2001.

        10.12           Commercial Lease, dated December 21, 2000, by and between
                        The Seibels Bruce Group, Inc. and Charles H. Powers, incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.18, for the year ended December 31,
                        2001.

        10.13           Claim Administration Services Agreement, dated January 21,
                        2000, by and between Insurance Network Services, Inc. and
                        QualSure Insurance Corporation (f/k/a Magna Florida
                        Insurance Company, Inc.). Amendment dated October 4, 2002.

        10.14           Stock Redemption Agreement, dated October 4, 2002, by and
                        between South Carolina Insurance Company, Catawba Insurance
                        Company, Consolidated American Insurance Company, QualSure
                        Holding Corporation, Fenelon Ventures II, LLC and N.E.M.
                        (West Indies) Insurance Limited.

        10.15           Renewal Rights and Assumption Reinsurance Agreement, dated
                        November 15, 2002, by and between South Carolina Insurance
                        Company, Catawba Insurance Company and The Hartford Fire
                        Insurance Company.

        21.1            Subsidiaries of the Registrant.

        23.1            Consent of Johnson Lambert & Co.

(b) REPORTS ON FORM 8-K.

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

    (iv) Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 10, 2002 to report that the Company's investment in QualSure Holding Corporation ("QualSure") had been redeemed by QualSure.

    (v) Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on October 29, 2002 to report that Michael A. Culbertson had been appointed president.

    (vi) Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on November 15, 2002 to report that the Company had completed a transaction with The Hartford Financial Services
         Group, Inc. ("The Hartford") under which The Hartford acquired the right to renew or assume all of the Company's in-force National Flood Insurance Program business written under the Write Your Own Program.

   (vii) Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on December 10, 2002 to report certain senior management changes.

  (viii) Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on February 7, 2003 to report that the South Carolina Department of Insurance had approved the Company's request to permit its subsidiary Catawba Insurance Company to enter the risk-bearing personal automobile and property insurance markets in South Carolina.

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

                                               THE SEIBELS BRUCE GROUP, INC. (Registrant)

Date: March 28, 2003                           By /s/ MICHAEL A. CULBERTSON
                                               ----------------------------------------------------
                                               Michael A. Culbertson
                                               President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 2003                           By /s/ CHARLES H. POWERS
                                               ----------------------------------------------------
                                               Charles H. Powers
                                               Chairman of the Board, Director and CEO

Date: March 28, 2003                           By /s/ MICHAEL A. CULBERTSON
                                               ----------------------------------------------------
                                               Michael A. Culbertson
                                               President

Date: March 28, 2003                           By /s/ FRANK H. AVENT
                                               ----------------------------------------------------
                                               Frank H. Avent
                                               Director

Date: March 28, 2003                           By /s/ A. CRAWFORD CLARKSON, JR.
                                               ----------------------------------------------------
                                               A. Crawford Clarkson, Jr.
                                               Director

Date: March 28, 2003                           By /s/ CLAUDE E. MCCAIN
                                               ----------------------------------------------------
                                               Claude E. McCain
                                               Director

Date: March 28, 2003                           By /s/ KENNETH W. PAVIA
                                               ----------------------------------------------------
                                               Kenneth W. Pavia
                                               Director

Date: March 28, 2003                           By /s/ JOHN P. SEIBELS
                                               ----------------------------------------------------
                                               John P. Seibels
                                               Director

Date: March 28, 2003                           By /s/ GEORGE R.P. WALKER, JR.
                                               ----------------------------------------------------
                                               George R.P. Walker, Jr.
                                               Director

Date: March 28, 2003                           By /s/ BRYAN D. RIVERS
                                               ----------------------------------------------------
                                               Bryan D. Rivers
                                               Treasurer and Controller (Principal Accounting
                                               Officer)

                                 CERTIFICATIONS

I, Charles H. Powers, certify that:

1. I have reviewed this annual report on Form 10-K of The Seibels Bruce Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                               By         /s/ CHARLES H. POWERS
------------------------------------------              ------------------------------------------
Date                                                    Charles H. Powers,
                                                        CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

I, Bryan D. Rivers, certify that:

1. I have reviewed this annual report on Form 10-K of The Seibels Bruce Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                               By         /s/ BRYAN D. RIVERS
------------------------------------------              ------------------------------------------
Date                                                    Bryan D. Rivers,
                                                        TREASURER AND CONTROLLER
                                                        (PRINCIPAL ACCOUNTING OFFICER)

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

           SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS

                               IN RELATED PARTIES

                            AS OF DECEMBER 31, 2002

                          (DOLLARS SHOWN IN THOUSANDS)

                                                              AMORTIZED     FAIR       BALANCE
                                                                COST       VALUE     SHEET VALUE
                                                              ---------   --------   -----------
DEBT SECURITIES (AVAILABLE-FOR-SALE)
Bonds:
  U.S. Government and government agencies and authorities...   $14,586    $15,195      $15,195
  State, municipalities and political subdivisions..........       375        390          390
  Corporate bonds...........................................    20,922     21,970       21,970
                                                               -------    -------      -------
                                                                35,883     37,555       37,555
CASH AND SHORT-TERM INVESTMENTS.............................    10,423     10,423       10,423
                                                               -------    -------      -------
                                                               $46,306    $47,978      $47,978
                                                               =======    =======      =======

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                               AS OF DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2002       2001
                                                              --------   --------
ASSETS
Cash and short-term investments.............................  $    285   $     --
Investment in subsidiary companies*.........................    25,804     24,396
Other investments...........................................     1,661      1,489
Property and equipment, net.................................       432        228
Intercompany receivables*...................................     3,032      1,475
Other assets................................................       621        692
                                                              --------   --------
    Total assets............................................  $ 31,835   $ 28,280
                                                              ========   ========
LIABILITIES
Book overdraft..............................................  $     --   $    448
Notes payable...............................................        --      7,721
Other liabilities...........................................       611        547
                                                              --------   --------
    Total liabilities.......................................       611      8,716
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES

SPECIAL STOCK, no par value, authorized 5,000,000 shares:
  Issued and outstanding 209,000 and 220,000 shares in 2001
    and 2000, respectively of cumulative $0.62, convertible,
    redeemable, nonvoting, special preferred stock,
    redemption value $2,090 and $2,200 in 2001 and 2000,
    respectively............................................        --      2,090
  Issued and outstanding 50,000 shares of cumulative $0.625, convertible, redeemable, nonvoting, special preferred
    stock, redemption value $500............................        --        500
                                                              --------   --------
    Total special stock.....................................        --      2,590
                                                              --------   --------
SHAREHOLDERS' EQUITY

Adjustable Rate Cumulative Nonvoting Preferred Special
  Stock, issued and outstanding 800,000 shares..............     8,000         --
Common stock, $1 par value, authorized 17,500,000 shares,
  issued and outstanding 7,831,690 shares...................     7,832      7,832
Additional paid-in-capital..................................    61,989     61,989
Accumulated other comprehensive income......................     1,691      1,134
Accumulated deficit.........................................   (48,288)   (53,981)
                                                              --------   --------
      Total shareholders' equity............................    31,224     16,974
                                                              --------   --------
      Total liabilities and shareholders' equity............  $ 31,835   $ 28,280
                                                              ========   ========

------------------------

*   Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED DECEMBER 31,

(DOLLARS AND WEIGHTED AVERAGE SHARES OUTSTANDING SHOWN IN THOUSANDS, EXCEPT PER
                                 SHARE AMOUNTS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Revenues:
  Management fees*..........................................   $4,138     $2,895    $  3,261
  Equity in undistributed earnings (loss) of unconsolidated
    subsidiary..............................................      172         92         126
  Other.....................................................       35         26          16
                                                               ------     ------    --------
    Total revenues..........................................    4,345      3,013       3,403
                                                               ------     ------    --------
Expenses:
  Interest..................................................       96        672       1,191
  Other.....................................................      854      1,807       2,041
                                                               ------     ------    --------
    Total expenses..........................................      950      2,479       3,232
                                                               ------     ------    --------
Income before tax benefit and equity in undistributed income
  (loss) of consolidated subsidiaries.......................    3,395        534         171
Tax benefit.................................................      777      1,195         105
                                                               ------     ------    --------
Income before equity in undistributed income (loss) of
  subsidiaries..............................................    4,172      1,729         276
Equity in undistributed income (loss) of consolidated
  subsidiaries*.............................................    1,951      2,637     (15,637)
                                                               ------     ------    --------
Net income (loss)...........................................   $6,123     $4,366    $(15,361)
                                                               ======     ======    ========
Basic earnings (loss) per share.............................   $ 0.73     $ 0.54    $  (1.98)
Weighted average shares outstanding.........................    7,832      7,832       7,832
                                                               ======     ======    ========
Diluted earnings (loss) per share...........................   $ 0.72     $ 0.53    $  (1.98)
Weighted average shares outstanding.........................    8,088      8,206       7,832
                                                               ======     ======    ========

------------------------

*   Eliminated in consolidation.

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Adjustable Rate Cumulative Nonvoting Preferred Special
  Stock:
  Beginning of year.........................................  $     --   $     --   $     --
  Stock issued during the year..............................     8,000         --         --
                                                              --------   --------   --------
  End of year...............................................  $  8,000   $     --   $     --
                                                              --------   --------   --------
Common stock:
  Beginning of year.........................................  $  7,832   $  7,832   $  7,831
  Stock issued under stock option plans.....................        --         --          1
                                                              --------   --------   --------
  End of year...............................................  $  7,832   $  7,832   $  7,832
                                                              --------   --------   --------
Additional paid-in-capital:
  Beginning of year.........................................  $ 61,989   $ 61,989   $ 61,988
  Stock issued under stock option plans.....................        --         --          1
                                                              --------   --------   --------
  End of year...............................................  $ 61,989   $ 61,989   $ 61,989
                                                              --------   --------   --------
Accumulated other comprehensive income:
  Beginning of year.........................................  $  1,134   $    357   $   (605)
  Change during the year....................................       557        777        962
                                                              --------   --------   --------
  End of year...............................................  $  1,691   $  1,134   $    357
                                                              --------   --------   --------
Accumulated deficit:
  Beginning of year.........................................  $(53,981)  $(58,186)  $(42,657)
  Net income (loss).........................................     6,123      4,366    (15,361)
  Dividends on special stock................................      (430)      (161)      (168)
                                                              --------   --------   --------
  End of year...............................................  $(48,288)  $(53,981)  $(58,186)
                                                              --------   --------   --------
    Total shareholders' equity..............................  $ 31,224   $ 16,974   $ 11,992
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

     SCHEDULE II (CONTINUED)--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 THE SEIBELS BRUCE GROUP, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED DECEMBER 31,

                          (DOLLARS SHOWN IN THOUSANDS)

                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 6,123    $ 4,366    $(15,361)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Equity in undistributed income of unconsolidated
        subsidiary..........................................     (172)       (92)       (126)
      Equity in undistributed (income) loss of consolidated
        subsidiaries, net...................................   (1,951)    (2,637)     15,637
      Depreciation and amortization.........................      239        124         335
      Net realized loss (gain) on sale of property and
        equipment...........................................       --        187           1
      Changes in assets and liabilities.....................   (1,959)      (981)        100
                                                              -------    -------    --------
      Net cash provided by operating activities.............    2,280        967         586
                                                              -------    -------    --------

Cash flows from investing activities:
  Purchases of property and equipment.......................     (354)      (218)         --
  Dividends received from subsidiaries......................    1,100      1,850       1,580
                                                              -------    -------    --------
      Net cash provided by investing activities.............      746      1,632       1,580
                                                              -------    -------    --------

Cash flows from financing activities:
  Issuance of capital stock.................................       --         --           2
  Issuance of Adjustable Rate Cumulative Nonvoting Preferred
    Special Stock...........................................    8,000         --          --
  Redemption of Special Stock...............................   (2,590)        --          --
  Repayment of debt.........................................   (7,721)    (2,438)     (2,127)
  Dividends paid............................................     (430)      (161)       (168)
                                                              -------    -------    --------
      Net cash used in financing activities.................   (2,741)    (2,599)     (2,293)
                                                              -------    -------    --------

Net decrease in cash and short-term investments.............      285         --        (127)
Cash and short-term-investments, beginning of year..........       --         --         127
Cash and short-term-investments, end of year................  $   285    $    --    $     --
                                                              =======    =======    ========

Supplemental cash flow information:
  Interest paid.............................................  $   180    $   728    $  1,077
  Income taxes (recovered) paid.............................      (30)        30          --
                                                              =======    =======    ========

Non-cash investing, financing and other activities:
  Elimination of special stock or debt in connection with
    the settlement of purchase price adjustments............  $    --    $  (110)   $ (2,700)
  Settlement of obligations in connection with the
    resolution of preacquisition liabilities................       --         --      (5,527)
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                          (DOLLARS SHOWN IN THOUSANDS)

                                     FUTURE POLICY                                        BENEFITS,
                                       BENEFITS,                                NET        CLAIMS,
                        DEFERRED        CLAIMS,                              INVESTMENT     LOSSES     AMORTIZATION OF
                         POLICY         LOSSES                                AND ALL        AND       DEFERRED POLICY
                       ACQUISITION     AND LOSS      UNEARNED     PREMIUM      OTHER      SETTLEMENT     ACQUISITION
                          COSTS        EXPENSES      PREMIUMS     REVENUE    INCOME(1)     EXPENSES         COSTS
                       -----------   -------------   ---------   ---------   ----------   ----------   ---------------
YEAR ENDED
  DECEMBER 31, 2002:
Automobile...........    $  190         $27,683       $ 8,487     $ 5,765      $2,479      $ 2,952         $ 7,733
Flood................        --             271        22,795          --         378           --          12,133
Commercial...........       978           4,277         5,064       9,290       1,569        4,615           2,948
Adjusting services...        --              --            --          --         977           --              --
All other............        --          21,479            12         606       2,229        1,866              --
                         ------         -------       -------     -------      ------      -------         -------
  Total..............    $1,168         $53,710       $36,358     $15,661      $7,632      $ 9,434         $22,814
                         ======         =======       =======     =======      ======      =======         =======
YEAR ENDED
  DECEMBER 31, 2001:
Automobile...........    $  100         $38,448       $12,714     $ 7,004      $3,233      $ 2,928         $11,339
Flood................        --           1,472        23,840          --         106          385           9,228
Commercial...........     1,100           3,686         6,090       7,379         310        3,039           2,595
Adjusting services...        --              --            --          --       1,797           --              --
All other............        --          23,269            20          50       1,157        1,388              --
                         ------         -------       -------     -------      ------      -------         -------
  Total..............    $1,200         $66,875       $42,664     $14,433      $6,603      $ 7,740         $23,162
                         ======         =======       =======     =======      ======      =======         =======
YEAR ENDED
  DECEMBER 31, 2000:
Automobile...........    $  110         $55,572       $16,522     $21,934      $5,128      $21,183         $14,580
Flood................        --           1,061        22,741          45          52          402           7,657
Commercial...........       290           4,074         6,483       3,040         175        1,567           2,766
Adjusting services...        --              --            --          --       2,094           --              --
All other............        --          25,126           307         118       1,646        1,293              --
                         ------         -------       -------     -------      ------      -------         -------
  Total..............    $  400         $85,833       $46,053     $25,137      $9,095      $24,445         $25,003
                         ======         =======       =======     =======      ======      =======         =======


                          OTHER
                        OPERATING
                        COSTS AND    PREMIUMS
                       EXPENSES(1)    WRITTEN
                       -----------   ---------
YEAR ENDED
  DECEMBER 31, 2002:
Automobile...........    $ 3,194      $ 6,121
Flood................      4,657           --
Commercial...........      1,834        8,952
Adjusting services...      7,114           --
All other............      1,826          606
                         -------      -------
  Total..............    $18,625      $15,679
                         =======      =======
YEAR ENDED
  DECEMBER 31, 2001:
Automobile...........    $ 3,494      $ 4,991
Flood................      6,336           --
Commercial...........      1,892       10,454
Adjusting services...      9,055           --
All other............        661           48
                         -------      -------
  Total..............    $21,438      $15,493
                         =======      =======
YEAR ENDED
  DECEMBER 31, 2000:
Automobile...........    $ 8,767      $20,195
Flood................      6,964            7
Commercial...........       (233)       4,071
Adjusting services...      9,699           --
All other............      1,264          124
                         -------      -------
  Total..............    $26,461      $24,397
                         =======      =======

------------------------------

(1) Allocations of net investment income and other operating expenses are based on a number of assumptions and estimates. Results would change if different methods were applied.

                 THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                          (DOLLARS SHOWN IN THOUSANDS)

                                                   CEDED TO                                   PERCENTAGE OF
                                                     OTHER      ASSUMED FROM                  AMOUNT ASSUMED
                                   GROSS AMOUNT*   COMPANIES   OTHER COMPANIES   NET AMOUNT   TO NET AMOUNT
                                   -------------   ---------   ---------------   ----------   --------------
YEAR ENDED DECEMBER 31, 2002:
  Property/casualty insurance
    premiums earned..............     $104,540     $ (88,938)       $   59        $15,661           0.4%
                                      ========     =========        ======        =======          ====

YEAR ENDED DECEMBER 31, 2001:
  Property/casualty insurance
    premiums earned..............     $115,387     $(100,785)       $ (169)       $14,433          (1.2)%
                                      ========     =========        ======        =======          ====

YEAR ENDED DECEMBER 31, 2000:
Property/casualty insurance
  premiums earned................     $141,243     $(117,532)       $1,426        $25,137           5.7%
                                      ========     =========        ======        =======          ====

------------------------

* Includes amount written as designated carrier for the NC Facility, SC Facility and NFIP.

                         THE SEIBELS BRUCE GROUP, INC.
                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLARS SHOWN IN THOUSANDS)

                                                      BALANCE AT                             BALANCE AT
                                                     BEGINNING OF                              END OF
                                                         YEAR       ADDITIONS   DEDUCTIONS      YEAR
                                                     ------------   ---------   ----------   ----------
YEAR ENDED DECEMBER 31, 2002
Allowance for uncollectable:
  Premiums and agents' balances receivable.........     $3,013       $  501       $  (833)     $2,681
  Premium notes receivable.........................        750           --          (750)         --
  Restructuring accrual............................         --           --            --          --
                                                        ======       ======       =======      ======
YEAR ENDED DECEMBER 31, 2001
Allowance for uncollectable:
  Premiums and agents' balances receivable.........     $4,780       $  181       $(1,948)     $3,013
  Premium notes receivable.........................        400        1,770        (1,420)        750
  Restructuring accrual............................        276           --          (276)         --
                                                        ======       ======       =======      ======
YEAR ENDED DECEMBER 31, 2000
Allowance for uncollectable:
  Premiums and agents' balances receivable.........     $4,247       $1,128       $  (595)     $4,780
  Premium notes receivable.........................        393            7            --         400
  Restructuring accrual............................         --       16,365       (16,089)        276
                                                        ======       ======       =======      ======

                         THE SEIBELS BRUCE GROUP, INC.
                SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                          (DOLLARS SHOWN IN THOUSANDS)

                                                                                                          CLAIMS AND
                                                                                                             CLAIM
                                                                                                          ADJUSTMENTS
                                     RESERVES FOR                                                          EXPENSES
                                        UNPAID                                              NET            INCURRED
                        DEFERRED        CLAIMS       DISCOUNT                            INVESTMENT       RELATED TO:
                         POLICY       AND CLAIM      DEDUCTED                             AND ALL     -------------------
                       ACQUISITION   ADJUSTMENTS        IN       UNEARNED     EARNED       OTHER      CURRENT     PRIOR
                          COSTS        EXPENSES     COLUMN C*    PREMIUMS    PREMIUMS      INCOME       YEAR      YEARS
                       -----------   ------------   ----------   ---------   ---------   ----------   --------   --------
Year Ended December
  31, 2002...........    $1,168        $53,710      $    --       $36,358     $15,661      $7,633     $ 8,464     $  970
                         ======        =======      ==========    =======     =======      ======     =======     ======
Year Ended December
  31, 2001...........    $1,200        $66,875      $    --       $42,664     $14,433      $6,603     $ 7,717     $   23
                         ======        =======      ==========    =======     =======      ======     =======     ======
Year Ended December
  31, 2000...........    $  400        $85,833      $    --       $46,053     $25,137      $9,095     $22,090     $2,355
                         ======        =======      ==========    =======     =======      ======     =======     ======


                       AMORTIZATION
                       OF DEFERRED    PAID CLAIMS
                          POLICY       AND CLAIM
                       ACQUISITION    ADJUSTMENTS   PREMIUMS
                          COSTS        EXPENSES      WRITTEN
                       ------------   -----------   ---------
Year Ended December
  31, 2002...........    $22,814        $12,553      $15,679
                         =======        =======      =======
Year Ended December
  31, 2001...........    $23,162        $17,518      $15,493
                         =======        =======      =======
Year Ended December
  31, 2000...........    $25,003        $28,457      $24,397
                         =======        =======      =======

----------------------------------

*   The Company does not discount its loss and LAE reserves.