Form 10-Q
period 2003-03-31
SEIBELS BRUCE GROUP INC
filed 2003-05-09
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes   No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,831,690 shares of Common Stock, $1 par value, at May 9, 2003.

PART I–FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars shown in thousands, except per share amounts)

		(Unaudited)
		March 31, 2003	December 31, 2002

	ASSETS
	Cash and investments:
	Debt securities, available-for-sale, at fair value (cost of $37,799 in 2003 and $35,883 in 2002)	$39,418	$37,555
	Equity securities	1,732	1,661
	Cash and short-term investments	11,110	10,423
	Total cash and investments	52,260	49,639
	Accrued investment income	527	713
	Premiums and agents’ balances receivable, net of allowance for doubtful accounts of $2,800 in 2003 and $2,681 in 2002	4,203	3,492
	Reinsurance recoverable on paid losses and loss adjustment expenses	7,360	7,289
	Reinsurance recoverable on unpaid losses and loss adjustment expenses	31,696	30,786
	Property and equipment, net	894	993
	Prepaid reinsurance premiums–ceded business	23,826	30,224
	Deferred policy acquisition costs	1,289	1,168
	Receivable for debt securities sold but not settled	95	1,506
	Goodwill	4,513	4,513
	Other assets	2,867	3,351
	Total assets	$129,530	$133,674

	LIABILITIES
	Losses and loss adjustment expenses:
Reported and estimated losses and claims	– retained business	$18,589	$18,857
	– ceded business	30,722	29,717
Adjustment expenses	– retained business	4,117	4,067
	– ceded business	974	1,069
Unearned premiums	– retained business	6,124	6,134
	– ceded business	23,826	30,224
	Balances due other insurance companies	4,160	3,158
	Payable for debt securities purchased but not settled	478	—
	Other liabilities and deferred items	8,039	9,224
	Total liabilities	97,029	102,450

	COMMITMENTS AND CONTINGENCIES

	SHAREHOLDERS’ EQUITY
	Adjustable Rate Cumulative Nonvoting Preferred Special Stock, no par value, authorized 5,000,000 shares, issued and outstanding 800,000 shares	8,000	8,000
	Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,831,690 shares	7,832	7,832
	Additional paid-in-capital	61,989	61,989
	Accumulated other comprehensive income	1,648	1,691
	Accumulated deficit	(46,968)	(48,288)
	Total shareholders’ equity	32,501	31,224
	Total liabilities and shareholders’ equity	$129,530	$133,674

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Dollars and weighted average shares outstanding shown in thousands, except per share amounts)

(Unaudited)

	2003	2002
Revenue:
Commission and service income	$4,098	$8,512
Property and casualty premiums earned	3,873	3,457
Net investment income	478	573
Net realized gain	3	2,136
Gain on sale of NFIP renewal rights	1,050	—
Equity in earnings (loss) of unconsolidated affiliates	60	(17)
Other income	449	563
Total revenue	10,011	15,224

Expenses:
Losses and loss adjustment expenses	2,073	1,976
Policy acquisition costs	2,709	5,687
Other operating costs and expenses	3,813	5,057
Total expenses	8,595	12,720

Income from operations, before provision for income taxes	1,416	2,504
Provision for income taxes	—	—
Net income	1,416	2,504
Other comprehensive income:
Change in value of marketable securities, less reclassification adjustment of $2 and $19 for gains included in net income for the three months ended March 31, 2003 and 2002, respectively	(43)	(494)
Comprehensive net income	$1,373	$2,010

Basic earnings per share	$0.17	$0.31
Weighted average shares outstanding	7,832	7,832

Diluted earnings per share	$0.17	$0.30
Weighted average shares outstanding	7,852	8,217

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Dollars shown in thousands)
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$1,416	$2,504
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings) loss of unconsolidated affiliates	(60)	17
Provision for (recovery of) losses on premium notes and premiums and agents’ balances receivable, net	119	(80)
Amortization of deferred policy acquisition costs	2,709	5,687
Depreciation and amortization	137	178
Realized gain on sale of previously nonmarketable security	—	(2,117)
Realized gain on sale of investments, net	(2)	(19)
Realized gain on sale of property and equipment, net	(1)	—
Change in assets and liabilities:
Accrued investment income	186	201
Premiums and agents’ balances receivable, net	(830)	(1,287)
Premium notes receivable, net	(1)	3,407
Reinsurance recoverable on losses and loss adjustment expenses	(981)	1,331
Prepaid reinsurance premiums–ceded business	6,398	849
Deferred policy acquisition costs	(2,830)	(5,702)
Unpaid losses and loss adjustment expenses	692	(3,290)
Unearned premiums	(6,408)	(383)
Balances due other insurance companies	1,002	1,282
Other, net	(700)	697
Net cash provided by operating activities	846	3,275
Cash flows from investing activities:
Proceeds from investments sold or matured	3,953	4,731
Cost of investments acquired	(3,988)	(9,512)
Proceeds from property and equipment sold	14	—
Purchases of property and equipment	(42)	(256)
Net cash used in investing activities	(63)	(5,037)
Cash flows from financing activities:
Issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock	—	8,000
Repayment of debt	—	(7,721)
Dividends paid	(96)	(40)
Net cash (used in) provided by financing activities	(96)	239
Net increase (decrease) in cash and short-term investments	687	(1,523)
Cash and short-term investments, January 1	10,423	6,375
Cash and short-term investments, March 31	$11,110	$4,852

Supplemental cash flow information:
Interest paid	$4	$155
Income taxes paid	—	—

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars shown in thousands, except per share amounts)
(Unaudited)

NOTE 1. GENERAL

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly-owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company’s unaudited interim financial position, results of operations and cash flows have been recorded. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results for a full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of investments in debt securities were as follows:

March 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government, government agencies and authorities	$14,668	$560	$—	$15,228
States, municipalities and political subdivisions	200	13	—	213
Corporate bonds	22,931	1,064	(18)	23,977

Total	$37,799	$1,637	$(18)	$39,418

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government, government agencies and authorities	$14,586	$609	$—	$15,195
States, municipalities and political subdivisions	375	15	—	390
Corporate bonds	20,922	1,062	(14)	21,970

Total	$35,883	$1,686	$(14)	$37,555

Excluding investments in the U.S. Government, government agencies and authorities, there were no investments at March 31, 2003 or December 31, 2002 that exceeded 10% of shareholders’ equity. Debt securities with an amortized cost of $16,981 at March 31, 2003 and $17,112 at December 31, 2002 were on deposit with regulatory authorities.

NOTE 3. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the three months ended March 31,

2003 and 2002 were as follows:

	2003	2002
Deferred at the beginning of the period	$1,168	$1,200
Costs incurred and deferred during year:
Commissions and brokerage	1,849	3,977
Taxes, licenses and fees	644	958
Other	337	767
Total	2,830	5,702
Amortization charged to income during the period	(2,709)	(5,687)
Deferred at the end of the period	$1,289	$1,215

NOTE 4. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and loss adjustment expenses (LAE) for the three months ended March 31, 2003 and 2002 is summarized as follows:

2003

2002

Liability for losses and LAE at the beginning of the period:

Gross liability per balance sheet

$

53,710

$

66,875

Ceded reinsurance recoverable, classified as an asset

(30,786

)

(40,832

)

Net liability

22,924

26,043

Provision for losses and LAE for claims occurring in the current year

1,654

1,866

Increase in estimated losses and LAE for claims occurring in prior years

419

110

2,073

1,976

Loss and LAE payments for claims occurring during:

Current year

881

558

Prior years

1,410

2,420

2,291

2,978

Liability for losses and LAE at the end of the period:

Net liability

22,706

25,041

Ceded reinsurance recoverable, classified as an asset

31,696

38,544

Gross liability per balance sheet

$

54,402

$

63,585

NOTE 5. EARNINGS PER SHARE

The following table shows the computation of earnings per share for the three months ended March 31, 2003 and 2002:

	Income (Numerator)	Shares (Denominator)	Share Amount
For the three months ended March 31, 2003:
Net income	$1,416
Less: Preferred stock dividends	(96)
Basic earnings per share	1,320	7,832	$0.17
Effect of dilutive stock options and warrants	—	20
Diluted earnings per share	$1,320	7,852	$0.17

For the three months ended March 31, 2002:
Net income	$2,504
Less: Preferred stock dividends	(40)
Basic earnings per share	2,464	7,832	$0.31
Effect of dilutive securities:
Convertible preferred stock	40	324
Stock options and warrants	—	61
Diluted earnings per share	$2,504	8,217	$0.30

Options and warrants to purchase shares of common stock that were outstanding during the period but not included in the computation of diluted earnings per share because their effect would be antidilutive are summarized as follows:

For the Three Months	Shares	Exercise Price:
Ended March 31:	Excluded	Low	High

2003	455,021	$1.81	$10.50
2002	539,238	3.00	10.50

On April 14, 2003, the Company announced a stock tender program allowing shareholders owning fewer than 100 shares of its stock to sell their shares to the Company for $2.50 per share. Approximately 2,000 shareholders, representing approximately 57,000 shares are eligible for the stock tender program.

NOTE 6. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared income and expenses. Shared income comprised approximately 12%, and 80% of “all other income” for the three months ended March 31, 2003 and 2002, respectively. The gain on the sale of the Company’s investment in Insurance Services Offices, Inc. (ISO) accounted for 76% of shared “all other income” for the three months ended March 31, 2002. Shared expenses comprised approximately 1%, and 5% of “all other expenses” for the three months ended March 31, 2003 and 2002, respectively. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following tables:

	For the three months ended March 31, 2003
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$1,637	$512	$59	$1,670	$220	$4,098
Premiums earned	1,731	—	2,135	—	7	3,873
Gain on sale of NFIP renewal rights	—	1,050	—	—	—	1,050
All other income	261	7	214	183	325	990
Total revenues	3,629	1,569	2,408	1,853	552	10,011
Expenses:
Losses and loss adjustment expenses	909	—	707	—	457	2,073
All other expenses	2,364	606	1,487	1,479	586	6,522
Total expenses	3,273	606	2,194	1,479	1,043	8,595
Income (loss) from operations before provision for income taxes	356	963	214	374	(491)	1,416
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$356	$963	$214	$374	$(491)	$1,416

	For the three months ended March 31, 2002
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$2,345	$4,354	$100	$1,717	$(4)	$8,512
Premiums earned	1,250	—	2,200	—	7	3,457
Gain on sale of NFIP renewal rights	—	—	—	—	—	—
All other income	1,670	15	936	298	336	3,255
Total revenues	5,265	4,369	3,236	2,015	339	15,224
Expenses:
Losses and loss adjustment expenses	718	—	1,199	—	59	1,976
All other expenses	3,460	3,926	1,375	1,792	191	10,744
Total expenses	4,178	3,926	2,574	1,792	250	12,720
Income from operations before provision for income taxes	1,087	443	662	223	89	2,504
Provision for income taxes	—	—	—	—	—	—
Net income	$1,087	$443	$662	$223	$89	$2,504

PART I–FINANCIAL INFORMATION
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

•                  the continuing impact of the South Carolina Department of Insurance’s Administrative Supervision of South Carolina Insurance Company, Catawba Insurance Company and Consolidated American Insurance Company;

•                  the impact of exiting the National Flood Insurance Program;

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

•                  the effects if estimated reserves for losses and LAE established by the Company are deficient, including reserves associated with the Company’s runoff lines of business;

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

•                  the risk of loss of one or more key managing general agent relationships and the related risk that such agent could not be replaced;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In its Form 10-K for the year ended December 31, 2002, management identified a number of accounting policies as critical in understanding and evaluating the Company’s reported financial results.

OVERVIEW

The Company conducts its business in two primary categories, fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations, and reports its operations through five distinct business segments. Following is a summary of the Company’s reporting segments with indications of whether the included lines of business are risk-bearing or fee-based operations, whether the included lines of business are ongoing operations or in runoff, and the included lines of business’ total revenues for the three months ended March 31, 2003 and 2002:

Operation:				Total Revenues for the Three Months Ended March 31,
Segment	Description	Type	Status	2003	2002
Automobile:	North Carolina nonstandard automobile	Both	Ongoing	$3,262	$2,957
	South Carolina nonowners automobile	Risk-bearing	Ongoing	158	216
	Nashville and South Carolina nonstandard automobile	Risk-bearing	Runoff	88	1,246
	South Carolina Reinsurance Facility and surviving SCAAIP	Fee-based	Runoff	122	740
	Premium financing	Fee-based	Runoff	(1)	106
				$3,629	$5,265

Flood:	America’s Flood Services operations	Fee-based	Ongoing	$556	$618
	National Flood Insurance Program	Fee-based	Runoff	1,013	3,751
				$1,569	$4,369

Commercial:	Commercial operations	Risk-bearing	Ongoing	$2,408	$3,236

Adjusting Services:	Insurance Network Services operations	Fee-based	Ongoing	$1,853	$2,015

All Other:	Human Dynamics Corporation workers’ compensation program	Risk-bearing	Runoff	$—	$—
	Managing general agent operations	Fee-based	Runoff	232	—
	All other	Risk-bearing	Runoff	320	339
				$552	$339
				$10,011	$15,224

The Company’s net income (loss) by business segment for the three months ended March 31, 2003 and 2002 is as follows:

	2003	2002
Automobile	$356	$1,087
Flood	963	443
Commercial	214	662
Adjusting services	374	223
All other	(491)	89
Net income	$1,416	$2,504

Basic earnings per share	$0.17	$0.31

Diluted earnings per share	0.17	0.30

RESULTS OF OPERATIONS

Commission and Service Income

Total commission and service income decreased $4,414, or 51.9%, for the three months ended March 31, 2003 as compared to the same period of 2002. The automobile segment accounted for $708 of the overall net decrease, primarily as a result of the continuing runoff of the South Carolina Reinsurance Facility (SC Facility) and the South Carolina Associated Auto Insurers Plan (SCAAIP). Commission and service income earned through the SC Facility and the SCAAIP amounted to only $118 for the three months ended March 31, 2003 as compared to $681 for the same period of 2002. The North Carolina nonstandard automobile line of business (NC Auto) accounted for the remaining $145 decrease in commission and service income of the automobile segment as a result of a decrease in premiums written and ceded to the North Carolina Reinsurance Facility (NC Facility). The Company believes that the decrease is largely attributable to “suspension of coverage” requests received from members of the United States armed forces stationed in North Carolina as they deployed for military operations in the Middle East.

The flood segment reported a decrease in commission and service income of $3,842 for the three months ended March 31, 2003 as compared to the same period of 2002. Effective November 15, 2002, The Hartford Financial Services Group, Inc. (The Hartford) acquired the right to renew or assume all of the Company’s in-force flood business written through the National Flood Insurance Program (NFIP). The underlying sales agreement, as approved by the Federal Emergency Management Administration, provided for The Hartford to administer and report the Company’s business to the NFIP over the transition period that ends September 30, 2003. As a result of this transaction, premiums written through the NFIP and the related commission and service income decreased $10,055 and $3,781, respectively, for the three months ended March 31, 2003 as compared to the same period of 2002. Furthermore, in March 2002 the Company received a $615 marketing bonus from the NFIP as a result of previous premium growth and retention of its NFIP book of business. The Company received no marketing bonus during the three months ended March 31, 2003. Such marketing bonuses have not been calculated and paid by the NFIP for its fiscal year ended September 30, 2002 and the Company is unable to determine if it will receive a marketing bonus for this period.

Partially offsetting the above decreases in commission and service income was the $224 increase reported by the all other segment. Substantially all of this increase resulted from the managing general agent operations of Seibels, Bruce & Company that began in July 2002. This program began runoff effective December 31, 2002 and should not have a material impact on the Company’s future results of operations.

The remaining $88 decrease in commission and service income came from the Company’s commercial and adjusting services segments.

Premiums Earned

Net premiums earned increased $416, or 12.0%, for the three months ended March 31, 2003 as compared to the same period of 2002. The automobile segment accounted for $481 of the overall net increase, mostly as a result of increases reported by NC Auto. From December 31, 1999 until July 1, 2002, the retained-risk NC Auto business was subject to a 75% quota share reinsurance agreement. Effective July 1, 2002, the 75% quota share reinsurance agreement was replaced with a 60% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreement had a $597 favorable impact on premiums earned for the three months ended March 31, 2003 as compared to the same period of 2002, net of the impact of a reduction in direct written premiums between reporting periods as a result of “suspension of coverage” requests related to the retained-risk NC Auto business (see Commission and Service Income). Partially offsetting this increase in premiums earned was a $57 decrease related to the nonowners automobile program as a result of the South Carolina Department of Insurance’s Order placing the Company’s South Carolina domiciled insurance subsidiaries under administrative supervision. The remaining $59 decrease in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility ($53) and from the final premium runoff of the Company’s Nashville nonstandard automobile operations ($6).

The remaining $65 decrease in premiums earned came from the Company’s commercial operations.

Net Investment Income

Net investment income decreased $95, or 16.6%, for the three months ended March 31, 2003 as compared to the same period of 2002, as a result of the decrease in the general level of market interest rates between reporting periods. For the three months ended March 31, 2003, the Company’s investment portfolio yielded an average return of 4.25%, a deterioration from the 5.61% averaged for the same period of 2002. Partially offsetting the impact of the lower average return was the increase in net investment income generated from a larger portfolio of income producing investments. Total debt securities and cash and short-term investments increased $2,550 between December 31, 2002 and March 31, 2003.

Net Realized Gain

Realized gains for the three months ended March 31, 2003 were not significant. The realized gain for the same period of 2002 is substantially the result of the Company’s sale of its previously nonmarketable investment in equity securities of ISO back to ISO, resulting in a realized gain of $2,117.

Gain on Sale of NFIP Renewal Rights

In November 2002, the Company sold the renewal rights to its NFIP business to The Hartford for $3,800. Provisions of the underlying sales agreement provide that The Hartford administer and report the Company’s business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company’s continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) was deferred and is being recognized as income evenly over the transition period.

Equity in Earnings (Loss) of Unconsolidated Affiliates

The Company’s equity in earnings of its unconsolidated affiliate was $60 for the three months ended March 31, 2003 and relates to its investment in Sunshine State Holding Corporation. For the same period of 2002, the Company’s equity in the loss of its unconsolidated affiliates was $17 and relates to its investments in Sunshine State Holding Corporation and QualSure Holding Corporation. Effective October 3, 2002, the Company’s total ownership interest in QualSure Holding Corporation was redeemed by QualSure Holding Corporation.

Other Income

Other income decreased $114, or 20.2%, for the three months ended March 31, 2003 as compared to the same period of 2002. In the fourth quarter of 2002, the Company undertook a profitability and viability analysis of each of the service lines within the adjusting services segment. As a result, the Company has discontinued certain of its service lines and eliminated the related expenses. Its continuing operations are centered on its Claims Administration Services Agreement with QualSure Insurance Corporation and complemented by its network glass claims handling, all-lines claims administration and catastrophe claims administration services. Other income related to the discontinued service lines decreased $429 for the three months ended March 31, 2003 as compared to the same period of 2002, while other income earned through the Claims Administration Services Agreement with QualSure Insurance Corporation increased $314 between reporting periods.

The remaining increase in other income of $1 came from all other operations.

Losses and Loss Adjustment Expenses

The following table sets forth the Company’s reserves for unpaid losses and LAE as of March 31, 2003 and December 31, 2002, as well as a summary of the losses and LAE incurred for the three months ended March 31, 2003 and 2002, by segment:

	Reserves for Unpaid Losses and LAE, Net:		Net Losses and LAE Incurred: Period Ended March 31, 2003			Net Losses and LAE Incurred: Period Ended March 31, 2002
	March 31, 2003	December 31, 2002	Current Accident Year	Prior Accident Years	Total	Current Accident Year	Prior Accident Years	Total
Automobile	$4,050	$4,392	$1,115	$(206)	$909	$979	$(261)	$718
Commercial	2,654	2,563	539	168	707	887	312	1,199
All other	16,002	15,969	—	457	457	—	59	59
Total	$22,706	$22,924	$1,654	$419	$2,073	$1,866	$110	$1,976

The reserves for unpaid losses and LAE are determined using case-basis evaluations and statistical projections based on facts and circumstances currently known. An increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends as adjusted for changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary. The liabilities determined under these procedures are reduced by estimated amounts recoverable from the Company’s reinsurers and an estimated amount to be received through salvage and subrogation. Management believes the Company’s reserves are adequate. However, establishing reserves is an estimation process and the ultimate liability should be expected to be in excess of or less than the amount recorded. Any such changes in the estimated loss reserves are recorded in the year so determined. For example, for the three months ended March 31, 2003 and 2002, the Company incurred $419 and $110, respectively, related to development of losses incurred prior to January 1, 2003 and 2002, respectively. The Company’s consulting actuary renders an opinion on the adequacy of its recorded reserves for unpaid losses and LAE as of December 31 of each year. As of December 31, 2002, the Company’s recorded reserves for unpaid losses and LAE were within 1.4% of the consulting actuary’s best estimate.

Total losses and LAE increased $97, or 4.9%, for the three months ended March 31, 2003 as compared to the same period of 2002. The commercial segment accounted for $492 of the overall net decrease, reporting a net loss and LAE ratio of 33.1% for the three months ended March 31, 2003, as compared to 54.5% for the same period of 2002. The improvement resulted primarily from a decrease in the severity of reported claims between the reporting periods. For the three months ended March 31, 2002, the commercial segment incurred three large losses, amounting to an incurred loss of approximately $413, as compared to none for the same period of 2003.

The automobile segment reported an increase in losses and LAE of $191 for the three months ended March 31, 2003, as compared to the same period of 2002, primarily from the continuing NC Auto operations as a result of the aforementioned change in its quota share reinsurance agreement. The increase in retained losses and LAE as a result of that change was substantially offset by a significant improvement in the NC Auto loss ratio for the three months ended March 31, 2003 (47.2%), as compared to the same period of 2002 (58.0%). The improvement in the loss and LAE ratio is attributable to a decrease in the frequency of newly reported claims between periods.

For the three months ended March 31, 2003, the Company continued to experience development in its runoff environmental and general liability business originally written in the 1980’s (reported through the all other segment). Specifically, the trend of new claims features associated with this business alleging that the Company was liable for damages continued in January and February 2003. The Company continues to be successful in defending these allegations; however, the LAE incurred in connection with defending the Company resulted in substantial adverse development during the reporting period and is the single largest contributor to the total adverse development of $457 reported by the all other segment. Following is a summary of activity related to the Company’s environmental, pollution and toxic tort claims for the three months ended March 31, 2003 and the year ending December 31, 2002:

	2003	2002
Pending, beginning of period	30	38
New claims advised for the period	2	7
Claims settled during the period	—	(15)
Pending, end of period	32	30

The claims involve four Superfund sites, nine asbestos or toxic claims, eight underground storage tanks and eleven industrial waste clean-up sites at March 31, 2003.

Policy Acquisition Costs

Policy acquisition costs decreased $2,978, or 52.4%, for the three months ended March 31, 2003 as compared to the same period of 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was 23.1% and 21.5% for the three months ended March 31, 2003 and 2002, respectively. The higher percentage of acquisition costs is primarily attributable to the substantial decrease in premium volume of the SC Facility and NC Facility components of the automobile segment ($2,537), as they pay much lower agent commissions than the other components of the Company’s operations.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,244, or 24.6% for the three months ended March 31, 2003 as compared to the same period of 2002. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base there were certain other noteworthy fluctuations:

•                  The Company experienced reductions in force between the three months ended March 31, 2003 and the three months ended March 31, 2002 that led to consolidated salary and benefit expense savings of $682.

•                  The adjusting services segment experienced significant reductions in revenue for the three months ended March 31, 2003 as compared to the same period of 2002 (see Other Income). Associated with this decrease in revenues are corresponding reductions in a variety of other operating costs and expenses. Most notably, claims adjusting expenses incurred decreased $161 between periods.

•                  In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. The program was terminated by the Company’s Board of Directors on October 31, 2002. Expenses accrued under the program for the three months ended March 31, 2002 were $453.

•                  As a result of the runoff of the Company’s NFIP operations that began in the fourth quarter of 2002, the Company has experienced a reduction in policy processing and reporting fees incurred of approximately $263 for the three months ended March 31, 2003 as compared to the same period of 2002.

•                  On March 28, 2002, the Company repaid all amounts outstanding on its credit facility. In connection with this transaction, the unamortized portion of the deferred loan origination fees were expensed. As a result, overall interest expense decreased $152 for the three months ended March 31, 2003 as compared to the same period of 2002.

•                  Other than various lawsuits generally arising in the normal course of their insurance and ancillary businesses, the Company or its subsidiaries were party to two significant lawsuits during the three months ended March 31, 2003 as compared to the same period of 2002. This litigation was fully disclosed in the Company’s December 31, 2002 Form 10-K. Though there are no significant developments to report under either case, the Company incurred $158 more in legal expenses between the current reporting periods as a result of the litigation.

COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

On March 28, 2003, the HDC Group filed i) a Motion to Set and Certificate of Readiness pursuant to which the HDC Group moved that the action be set for trial and ii) an Initial Rule 26.1 Disclosure Statement disclosing its legal theories and claims, which include breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract/business relations and slander, seeking actual and punitive damages. The Company has filed an objection to the amended complaint and intends to present numerous counterclaims. Once the Court has made a determination on the amendment, discovery on the counterclaims will begin. The ultimate outcome of this litigation cannot be reasonably determined at this time.

Estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court. The Company has a potential off-balance sheet credit risk associated with such deductibles if the Company were required to fund the deductibles in the event that HDC cannot pay the deductible.

The Court has ordered HDC to retain an independent actuary to estimate the HDC program unpaid losses and LAE, subject to the deductible, as of December 31, 2002, and has ordered HDC to deposit funds in an equivalent amount in accounts collateralizing HDC’s liabilities under the deductible program. The actuary retained by HDC has issued a report estimating HDC’s liability for such deductibles at December 31, 2002 to be $4,300. HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account ($3,000 on January 29, 2003 and $1,300 on February 21, 2003). At March 31, 2003, approximately $3,600 of the original $4,300 remained on deposit as a result of claims payments under the program. Pursuant to court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC. As of March 26, 2003, the Company has not received a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC’s liability for such deductibles as of December 31, 2002 may be as much as $9,800.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are dividends and other permitted payments, including management fees, from its subsidiaries and affiliates. The Company’s insurance subsidiaries are regulated as to their payment of dividends by their respective state of domicile’s insurance laws.

Liquidity relates to the Company’s ability to produce sufficient cash to fulfill its cash obligations. In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is expected to be adequate to meet expected cash obligations.

The Company’s principal sources of liquidity during 2003 include the collection of commission and service fees, including substantial amounts received from the NC Facility and QualSure Insurance Corporation; premium collections on insurance policies issued; collections of balances due from its reinsurers; and the collection of net investment income and proceeds received from the sale or maturity of investments. In addition to payments for its routine and recurring operating expenses, the Company’s principal cash obligations include the payment of liabilities to its policyholders for unpaid losses, LAE and unearned premiums, the payment of dividends on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock, and the future lease payments under its various operating leases.

The Company’s cash outflows can vary greatly because of the uncertainties regarding settlement dates for liabilities for unpaid losses and LAE and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations. At March 31, 2003 and December 31, 2002, the weighted-average maturity of the Company’s portfolio of debt securities was 2.53 and 2.14 years, respectively.

The Company’s debt securities and cash and short-term investments increased $2,550, or 5.3% between December 31, 2002 and March 31, 2003. The increase is largely attributable to the January 2003 collection of the Company’s receivable for securities sold prior to December 31, 2002, as well as the recorded purchase of debt securities prior to March 31, 2003 but not settled until April 2003. In addition, the Company produced net income of $1,416 for the three months ended March 31, 2003, leading to net cash provided by operations of $846 for the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated fair values of these market-rate sensitive investments as of March 31, 2003 and December 31, 2002 are included in Note 2 of Notes to Consolidated Financial Statements. The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated fair value of the Company’s debt securities by approximately $(1,142) and $857, respectively, as of March 31, 2003. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at fair value as of March 31, 2003 and December 31, 2002. The weighted-average maturity of the fixed income investments as of March 31, 2003 and December 31, 2002 was approximately 2.53 and 2.14 years, respectively.

The Company pays dividends on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock at a rate of 3.5% plus LIBOR (4.8% at March 31, 2003 and 4.9% at December 31, 2002).

ITEM 4. CONTROLS AND PROCEDURES.

(a)          Based on their evaluation of the issuer’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer’s chief executive officer and treasurer and controller (principal financial officer) concluded that the effectiveness of such controls and procedures was adequate.

(b)         There were no significant changes in the issuer’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART. II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(a)          On March 28, 2003, the HDC Group filed i) a Motion to Set and Certificate of Readiness pursuant to which the HDC Group moved that the action be set for trial and ii) an Initial Rule 26.1 Disclosure Statement disclosing its legal theories and claims, which include breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract/business relations and slander, seeking actual and punitive damages. The Company has filed an objection to the amended complaint and intends to present numerous counterclaims. Once the Court has made a determination on the amendment, discovery on the counterclaims will begin. The ultimate outcome of this litigation cannot be reasonably determined at this time.

(b)         The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	List of exhibits

None.

	(b)	Reports on Form 8-K:

(i)

Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on February 7, 2003 announcing that the South Carolina Department of Insurance had approved the Company’s request to permit its subsidiary, Catawba Insurance Company, to enter the risk-bearing personal automobile and property insurance markets in South Carolina.

(ii)

Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on April 14, 2003 announcing a stock tender program allowing shareholders owning fewer than 100 shares of the Company’s stock to sell their shares to the Company.

(iii)	Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on May 7, 2003 announcing earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Seibels Bruce Group, Inc. (Registrant)

Date: May 9, 2003	By	/s/ Charles H. Powers
Charles H. Powers Chief Executive Officer

Date: May 9, 2003	By	/s/ Michael A. Culbertson
Michael A. Culbertson President

Date: May 9, 2003	By	/s/ Bryan D. Rivers
Bryan D. Rivers, CPA
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

May 9, 2003	By	/s/ Charles H. Powers
Date	Charles H. Powers, Chief Executive Officer

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

May 9, 2003	By	/s/ Bryan D. Rivers
Date	Bryan D. Rivers, Treasurer and Controller (Principal Accounting Officer)