Form 10-Q
period 2003-06-30
SEIBELS BRUCE GROUP INC
filed 2003-08-13
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,816,485 shares of Common Stock, $1 par value, at August 13, 2003.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars shown in thousands, except per share amounts)

	(Unaudited) June 30, 2003	December 31, 2002
ASSETS
Cash and investments:
Debt securities, available-for-sale, at fair value (cost of $42,006 in 2003 and $35,883 in 2002)	$43,637	$37,555
Equity securities	1,858	1,661
Cash and short-term investments	4,676	10,423
Total cash and investments	50,171	49,639
Accrued investment income	626	713
Premiums and agents’ balances receivable, net of allowance for doubtful accounts of $2,096 in 2003 and $2,681 in 2002	4,323	3,492
Reinsurance recoverable on paid losses and loss adjustment expenses	7,109	7,289
Reinsurance recoverable on unpaid losses and loss adjustment expenses	31,156	30,786
Property and equipment, net	778	993
Prepaid reinsurance premiums-ceded business	14,687	30,224
Deferred policy acquisition costs	1,320	1,168
Receivable for debt securities sold but not settled	75	1,506
Goodwill	4,513	4,513
Other assets	2,578	3,351
Total assets	$117,336	$133,674

LIABILITIES
Losses and loss adjustment expenses:
Reported and estimated losses and claims – retained business	$18,308	$18,857
– ceded business	30,262	29,717
Adjustment expenses – retained business	3,842	4,067
– ceded business	894	1,069
Unearned premiums – retained business	6,367	6,134
– ceded business	14,687	30,224
Balances due other insurance companies	2,203	3,158
Payable for debt securities purchased but not settled	410	—
Other liabilities and deferred items	7,205	9,224
Total liabilities	84,178	102,450

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Adjustable Rate Cumulative Nonvoting Preferred Special Stock, no par value, authorized 5,000,000 shares, issued and outstanding 800,000 shares	8,000	8,000
Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,823,613 shares in 2003 and 7,831,690 shares in 2002	7,824	7,832
Additional paid-in-capital	61,977	61,989
Accumulated other comprehensive income	1,662	1,691
Accumulated deficit	(46,305)	(48,288)
Total shareholders’ equity	33,158	31,224
Total liabilities and shareholders’ equity	$117,336	$133,674

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts shown in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Commission and service income	$4,271	$8,410	$8,369	$16,922
Property and casualty premiums earned	3,779	3,587	7,652	7,044
Net investment income	471	559	949	1,132
Net realized gain	95	330	98	2,466
Gain on sale of NFIP renewal rights	1,050	—	2,099	—
Equity in earnings (loss) of unconsolidated affiliates	125	14	184	(3)
Other income	409	499	861	1,062
Total revenues	10,200	13,399	20,212	28,623
Expenses:
Losses and loss adjustment expenses	2,816	2,210	4,889	4,186
Policy acquisition costs	2,353	5,724	5,063	11,411
Other operating costs and expenses	4,272	4,420	8,085	9,477
Total expenses	9,441	12,354	18,037	25,074
Income from operations, before provision for income taxes	759	1,045	2,175	3,549
Provision for income taxes	—	—	—	—
Net income	759	1,045	2,175	3,549

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $95 and $36 for gains included in net income for the three months ended June 30, 2003 and 2002, respectively, and $97 and $55 for gains included in net income for the six months ended June 30, 2003 and 2002, respectively	14	526	(29)	32
Comprehensive net income	$773	$1,571	$2,146	$3,581

Basic earnings per share	$0.08	$0.11	$0.25	$0.43
Weighted average shares outstanding	7,827	7,832	7,829	7,832

Diluted earnings per share	$0.08	$0.11	$0.25	$0.42
Weighted average shares outstanding	7,856	7,924	7,854	8,232

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Amounts shown in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$2,175	$3,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (income) loss of unconsolidated subsidiaries	(184)	3
Amortization of deferred policy acquisition costs	5,063	11,411
Depreciation and amortization	289	279
Realized gain on settlement of life insurance policy	—	(294)
Realized gain on sale of previously nonmarketable equity security	—	(2,117)
Realized gain on sale of investments, net	(97)	(55)
Realized gain on sale of property and equipment, net	(1)	—
Change in assets and liabilities:
Accrued investment income	87	95
Premiums and agents’ balances receivable	(831)	(2,114)
Premium notes receivable	—	4,029
Reinsurance recoverable on losses and loss adjustment expenses	(190)	4,626
Prepaid reinsurance premiums-ceded business	15,537	1,726
Deferred policy acquisition costs	(5,215)	(11,681)
Unpaid losses and loss adjustment expenses	(404)	(6,823)
Unearned premiums	(15,304)	(697)
Balances due other insurance companies	(955)	2,490
Other, net	(1,246)	(457)
Net cash (used in) provided by operating activities	(1,276)	3,970

Cash flows from investing activities:
Proceeds from investments sold or matured	7,227	6,143
Cost of investments acquired	(11,451)	(10,076)
Proceeds from property and equipment sold	14	—
Purchases of property and equipment	(49)	(366)
Net cash used in investing activities	(4,259)	(4,299)

Cash flows from financing activities:
Repurchase of common stock	(20)	—
Issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock	—	8,000
Repayment of debt	—	(7,721)
Dividends paid	(192)	(195)
Net cash (used in) provided by financing activities	(212)	84

Net decrease in cash and short-term investments	(5,747)	(245)
Cash and short-term investments, January 1	10,423	6,375
Cash and short-term investments, June 30	$4,676	$6,130

Supplemental cash flow information:
Interest paid	$6	$159
Income taxes paid	—	—

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

On August 21, 2002, the South Carolina Department of Insurance (the SCDOI) issued an Order Imposing Administrative Supervision and Appointing Supervisor (the Order) that placed the Company’s South Carolina domiciled insurance subsidiaries under administrative supervision as a result of disputes associated with the workers’ compensation program of two of those insurance subsidiaries. The Order was lifted by the SCDOI on May 20, 2003.

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of investments in debt securities were as follows:

June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government, government agencies and authorities	$17,884	$537	$(24)	$18,397
States, municipalities and political subdivisions	250	12	—	262
Corporate bonds	23,872	1,123	(17)	24,978

Total	$42,006	$1,672	$(41)	$43,637

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government, government agencies and authorities	$14,586	$609	$—	$15,195
States, municipalities and political subdivisions	375	15	—	390
Corporate bonds	20,922	1,062	(14)	21,970

Total	$35,883	$1,686	$(14)	$37,555

Excluding investments in the U.S. Government, government agencies and authorities, there were no investments at June 30, 2003 or December 31, 2002 that exceeded 10% of shareholders’ equity. Debt securities with an amortized cost of $21,188 at June 30, 2003 and $17,112 at December 31, 2002 were on deposit with regulatory authorities.

NOTE 3. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
Deferred at the beginning of the period	$1,168	$1,200
Costs incurred and deferred during year:
Commissions and brokerage	3,379	8,215
Taxes, licenses and fees	796	1,858
Other	1,040	1,608
Total	5,215	11,681
Amortization charged to income during the period	(5,063)	(11,411)
Deferred at the end of the period	$1,320	$1,470

NOTE 4. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and loss adjustment expenses (LAE) for the six months ended June 30, 2003 and 2002 is summarized as follows:

2003

2002

Liability for losses and LAE at the beginning of the period:

Gross liability per balance sheet

$

53,710

$

66,875

Ceded reinsurance recoverable, classified as an asset

(30,786

)

(40,832

)

Net liability

22,924

26,043

Provision for losses and LAE for claims occurring in the current year

3,937

3,890

Increase in estimated losses and LAE for claims occurring in prior years

952

296

4,889

4,186

Loss and LAE payments for claims occurring during:

Current year

2,347

2,065

Prior years

3,316

4,357

5,663

6,422

Liability for losses and LAE at the end of the period:

Net liability

22,150

23,807

Ceded reinsurance recoverable, classified as an asset

31,156

36,245

Gross liability per balance sheet

$

53,306

$

60,052

NOTE 5. EARNINGS PER SHARE

The following table shows the computation of earnings per share:

	Income (Numerator)	(000’s) Shares (Denominator)	Share Amount
For the six months ended June 30, 2003:
Net income	$2,175
Less: Preferred stock dividends	(192)
Basic earnings per share	1,983	7,829	$0.25
Effect of dilutive stock options and warrants	—	25
Diluted earnings per share	$1,983	7,854	$0.25

For the six months ended June 30, 2002:
Net income	$3,549
Less: Preferred stock dividends	(195)
Basic earnings per share	3,354	7,832	$0.43
Effect of dilutive securities:
Convertible preferred stock	80	324
Stock options and warrants	—	76
Diluted earnings per share	$3,434	8,232	$0.42

For the three months ended June 30, 2003:
Net income	$759
Less: Preferred stock dividends	(96)
Basic earnings per share	663	7,827	$0.08
Effect of dilutive stock options and warrants	—	29
Diluted earnings per share	$663	7,856	$0.08

For the three months ended June 30, 2002:
Net income	$1,045
Less: Preferred stock dividends	(155)
Basic earnings per share	890	7,832	$0.11
Effect of dilutive securities:
Convertible preferred stock	—	—
Stock options and warrants	—	92
Diluted earnings per share	$890	7,924	$0.11

Options and warrants to purchase shares of common stock that were outstanding during the period but not included in the computation of diluted earnings per share because their effect would be antidilutive are summarized as follows:

	Shares Excluded	Exercise Price:
		Low	High

2003	451,596	$1.80	$10.50
2002	498,335	3.00	10.50

On April 14, 2003, the Company announced a stock tender program allowing shareholders owning fewer than 100 shares of its stock to sell their shares to the Company for $2.50 per share. Approximately 2,000 shareholders, representing approximately 57,000 shares are eligible for the stock tender program. Through June 30, 2003, approximately 8,000 shares have been tendered to the Company under this program.

NOTE 6. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared income and expenses. Shared income comprised approximately 13% and 71% of “all other income” for the six months ended June 30, 2003 and 2002, respectively, and approximately 14% and 47% of “all other income” for the three months ended June 30, 2003 and 2002, respectively. The gain on the sale of the Company’s investment in Insurance Services Offices, Inc. (ISO) accounted for 61% of shared “all other income” for the six months ended June 30, 2002. Shared expenses comprised approximately 1% of “all other expenses” for the six months ended June 30, 2003 and 2002, and approximately 1%, and 5% of “all other expenses” for the three months ended June 30, 2003 and 2002, respectively. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following tables:

	For the six months ended June 30, 2003
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$2,950	$1,923	$119	$3,170	$207	$8,369
Property and casualty premiums earned	3,347	—	4,291	—	14	7,652
Gain on sale of NFIP renewal rights	—	2,099	—	—	—	2,099
All other income	569	8	495	351	669	2,092
Total revenues	6,866	4,030	4,905	3,521	890	20,212
Expenses:
Losses and LAE	2,080	—	1,991	—	818	4,889
All other expenses	5,033	1,277	2,981	3,044	813	13,148
Total expenses	7,113	1,277	4,972	3,044	1,631	18,037
(Loss) income from operations before provision for income taxes	(247)	2,753	(67)	477	(741)	2,175
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	$(247)	$2,753	$(67)	$477	$(741)	$2,175

	For the six months ended June 30, 2002
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$3,932	$9,075	$328	$3,592	$(5)	$16,922
Property and casualty premiums earned	2,404	—	4,632	—	8	7,044
Gain on sale of NFIP renewal rights	—	—	—	—	—	—
All other income	1,992	22	1,098	566	979	4,657
Total revenues	8,328	9,097	6,058	4,158	982	28,623
Expenses:
Losses and LAE	1,439	—	2,467	—	280	4,186
All other expenses	5,701	8,511	2,655	3,656	365	20,888
Total expenses	7,140	8,511	5,122	3,656	645	25,074
Income from operations before provision for income taxes	1,188	586	936	502	337	3,549
Provision for income taxes	—	—	—	—	—	—
Net income	$1,188	$586	$936	$502	$337	$3,549

	For the three months ended June 30, 2003
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$1,313	$1,411	$60	$1,500	$(13)	$4,271
Premiums earned	1,616	—	2,156	—	7	3,779
Gain on sale of NFIP renewal rights	—	1,050	—	—	—	1,050
All other income	307	—	281	167	345	1,100
Total revenues	3,236	2,461	2,497	1,667	339	10,200
Expenses:
Losses and loss adjustment expenses	1,170	—	1,285	—	361	2,816
All other expenses	2,669	670	1,494	1,565	227	6,625
Total expenses	3,839	670	2,779	1,565	588	9,441
(Loss) income from operations before provision for income taxes	(603)	1,791	(282)	102	(249)	759
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	$(603)	$1,791	$(282)	$102	$(249)	$759

	For the three months ended June 30, 2002
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$1,587	$4,721	$228	$1,874	$—	$8,410
Premiums earned	1,153	—	2,432	—	2	3,587
Gain on sale of NFIP renewal rights	—	—	—	—	—	—
All other income	323	8	163	268	640	1,402
Total revenues	3,063	4,729	2,823	2,142	642	13,399
Expenses:
Losses and loss adjustment expenses	721	—	1,268	—	221	2,210
All other expenses	2,236	4,588	1,280	1,865	175	10,144
Total expenses	2,957	4,588	2,548	1,865	396	12,354
Income from operations before provision for income taxes	106	141	275	277	246	1,045
Provision for income taxes	—	—	—	—	—	—
Net income	$106	$141	$275	$277	$246	$1,045

PART I. - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars shown in thousands except per share amounts)

FORWARD LOOKING STATEMENTS

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

•                  the possibility that the Company will be unable to meet its cash flow requirements; the Company has previously incurred net operating losses and/or negative cash flows from operations and the Company may experience these trends in the future;

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

•                  the continuing impact of the decisions to exit the Nashville, Tennessee and South Carolina nonstandard automobile operations;

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

•                  the risk of loss of one or more key servicing contracts and the related risk that the contracts could not be replaced;

•                  control of the Company by a principal shareholder that has the ability to exert significant influence over the policies and affairs of the Company;

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

OVERVIEW

The Company conducts its business in two primary categories, fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations, and reports its operations through five distinct business segments. Following is a summary of the Company’s reporting segments with indications of whether the included lines of business are risk-bearing or fee-based operations, whether the included lines of business are ongoing operations or in runoff, and the included lines of business’ total revenues for the three and six months ended June 30, 2003 and 2002:

	Operation:			Total Revenues for the Three Months Ended June 30,		Total Revenues for the Six Months Ended June 30,
Segment	Description	Type	Status	2003	2002	2003	2002
Automobile:	North Carolina nonstandard automobile	Both	Ongoing	$2,911	$2,672	$6,173	$5,489
	South Carolina nonowners automobile	Risk-bearing	Ongoing	160	209	319	425
	Nashville and South Carolina nonstandard automobile	Risk-bearing	Runoff	88	46	175	1,453
	South Carolina Reinsurance Facility and surviving SCAAIP	Fee-based	Runoff	79	139	201	871
	Premium financing	Fee-based	Runoff	(2)	(3)	(2)	90
				$3,236	$3,063	$6,866	$8,328

Flood:	Operations of America’s Flood Services, Inc. (AFS)	Fee-based	Ongoing	$746	$555	$1,303	$1,172
	National Flood Insurance Program	Fee-based	Runoff	1,715	4,174	2,727	7,925
				$2,461	$4,729	$4,030	$9,097

Commercial:	Commercial operations	Risk-bearing	Ongoing	$2,497	$2,823	$4,905	$6,058

Adjusting Services:	Operations of Insurance Network Services, Inc. (INS)	Fee-based	Ongoing	$1,667	$2,142	$3,521	$4,158

All Other:	Human Dynamics Corporation workers’ compensation program	Risk-bearing	Runoff	$—	$—	$—	$—
	Managing general agent operations	Fee-based	Runoff	(14)	—	218	—
	All other	Risk-bearing	Runoff	353	642	672	982
				$339	$642	$890	$982
				$10,200	$13,399	$20,212	$28,623

The Company’s net income (loss) by business segment for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the three months ended June 30:		For the six months ended June 30:
	2003	2002	2003	2002
Automobile	$(603)	$106	$(247)	$1,188
Flood	1,791	141	2,753	586
Commercial	(282)	275	(67)	936
Adjusting services	102	277	477	502
All other	(249)	246	(741)	337
Net income	$759	$1,045	$2,175	$3,549

Basic earnings per share	$0.08	$0.11	$0.25	$0.43
Diluted earnings per share	0.08	0.11	0.25	0.42

RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002

Commission and Service Income

Total commission and service income decreased $8,553, or 50.5%, for the six months ended June 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $982 of the overall net decrease, primarily as a result of the continuing runoff of the South Carolina Reinsurance Facility (SC Facility) and the South Carolina Associated Auto Insurers Plan (SCAAIP). Commission and service income earned through the SC Facility and the SCAAIP amounted to only $193 for the six months ended June 30, 2003 as compared to $796 for the same period of 2002. The North Carolina nonstandard automobile line of business (NC Auto) accounted for the remaining $379 decrease in commission and service income of the automobile segment as a result of a decrease in premiums written and ceded to the North Carolina Reinsurance Facility (NC Facility). Premiums written and ceded to the NC Facility for the six months ended June 30, 2003 amounted to $10,310 as compared to $11,365 for the same period of 2002. The Company believes that the decrease is largely attributable to increased competition and “suspension of coverage” requests received from members of the United States armed forces stationed in North Carolina as they deployed for military operations in the Middle East.

The flood segment reported a decrease in commission and service income of $7,152 for the six months ended June 30, 2003 as compared to the same period of 2002. Effective November 15, 2002, The Hartford Financial Services Group, Inc. (The Hartford) acquired the right to renew or assume all of the Company’s in-force flood business written through the National Flood Insurance Program (NFIP). The underlying sales agreement, as approved by the Federal Emergency Management Administration, provided for The Hartford to administer and report the Company’s business to the NFIP over the transition period that ends September 30, 2003. As a result of this transaction, premiums written through the NFIP and the related commission and service income decreased $22,888 and $7,282, respectively, for the six months ended June 30, 2003 as compared to the same period of 2002. Furthermore, in June 2003 and March 2002 the Company received marketing bonuses from the NFIP of $699 and $615, respectively, as a result of previous premium growth and retention of its NFIP book of business. The Company will not receive any marketing bonuses or other material commission and service income from the NFIP in the future. Therefore, the only continuing source of commission and service income for the flood segment is the Company’s subsidiary, AFS, which offers flood zone determinations and flood zone mapping services to customers located throughout the United States.

The adjusting services segment reported a decrease in commission and service income of $422 for the six months ended June 30, 2003 as compared to the same period of 2002. In the fourth quarter of 2002, the Company undertook a profitability and viability analysis of each of INS’ service lines. As a result, INS has discontinued certain of its service lines and eliminated the related expenses. INS’ continuing operations are now substantially comprised of performance under its Claims Administration Services Agreement with QualSure Insurance Corporation.

Premiums Earned

Net premiums earned increased $608, or 8.6%, for the six months ended June 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $943 of the overall net increase, mostly as a result of increases reported by NC Auto. From December 31, 1999 until July 1, 2002, the retained-risk NC Auto business was subject to a 75% quota share reinsurance agreement. Effective July 1, 2002, the 75% quota share reinsurance agreement was replaced with a 60% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreement had a $1,113 favorable impact on premiums earned for the six months ended June 30, 2003 as compared to the same period of 2002, net of the impact of a reduction in direct written premiums between reporting periods as a result of increased competition and “suspension of coverage” requests related to the retained-risk NC Auto business. Partially offsetting this increase in premiums earned was a $107 decrease related to the nonowners automobile program as a result of the SCDOI’s Order placing the Company’s South Carolina domiciled insurance subsidiaries under administrative supervision. The Order was lifted on May 20, 2003. The remaining $63 decrease in premiums earned by the automobile segment came from business the Company is required to assume from the SC Facility ($56) and from the final premium runoff of the Company’s Nashville and South Carolina nonstandard automobile operations ($7).

Partially offsetting the net increase in premiums earned reported by the automobile segment was the $341 decrease reported by the commercial segment due to decreased business volumes resulting from the Order issued by the SCDOI. The Order was effective in August 2002, at which time the Company was prohibited from writing new or renewal commercial lines business. Beginning in September 2002 and continuing to the present, the Company has gradually restored the pre-Order writing authority of its commercial lines operations. The authority to write new commercial lines business in the states of North Carolina and Tennessee is the only aspect left to completely restore the Company’s pre-Order writing authority.

Net Investment Income

Net investment income decreased $183, or 16.2%, for the six months ended June 30, 2003 as compared to the same period of 2002, as a result of the decrease in the general level of market interest rates between reporting periods. For the six months ended June 30, 2003, the Company’s investment portfolio yielded an average return of 4.23%, a deterioration from the 5.58% averaged for the same period of 2002. Partially offsetting the impact of the lower average return was the increase in net investment income generated from a larger portfolio of income producing investments. Total debt securities and cash and short-term investments increased $335 between December 31, 2002 and June 30, 2003.

Net Realized Gain

Realized gains for the six months ended June 30, 2003 amounted to $98 and primarily resulted from the sale of debt securities that were due to mature in August 2003. The realized gain of $2,466 for the same period of 2002 is substantially the result of the sale of the Company’s previously nonmarketable investment in equity securities of ISO back to ISO ($2,117) and the gain on the settlement of one of the key man life insurance policies maintained on certain of its former directors or officers ($294).

Gain on Sale of NFIP Renewal Rights

As discussed above, in November 2002, the Company sold the renewal rights to its NFIP business to The Hartford for $3,800. Provisions of the underlying sales agreement provide that The Hartford administer and report the Company’s business to the NFIP over the transition period that ends September 30, 2003. As a result of the Company’s continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) was deferred and is being recognized as income evenly over the transition period.

Equity in Earnings (Loss) of Unconsolidated Affiliates

The Company’s equity in earnings of its unconsolidated affiliate was $184 for the six months ended June 30, 2003 and relates to its investment in Sunshine State Holding Corporation. For the same period of 2002, the Company’s equity in the loss of its unconsolidated affiliates was $3 and relates to its investments in Sunshine State Holding Corporation and QualSure Holding Corporation. Effective October 3, 2002, the Company’s total ownership interest in QualSure Holding Corporation was redeemed by QualSure Holding Corporation.

Other Income

Other income decreased $201, or 18.9%, for the six months ended June 30, 2003 as compared to the same period of 2002. The decrease is substantially attributable to the aforementioned discontinuation of INS’ service lines. Other income related to the discontinued service lines decreased $215 for the six months ended June 30, 2003 as compared to the same period of 2002.

Losses and Loss Adjustment Expenses

The following table sets forth the Company’s reserves for unpaid losses and LAE as of June 30, 2003 and December 31, 2002, as well as a summary of the losses and LAE incurred for the six months ended June 30, 2003 and 2002, by segment:

	Reserves for Unpaid Losses and LAE, Net:		Net Losses and LAE Incurred: Period Ended June 30, 2003			Net Losses and LAE Incurred: Period Ended June 30, 2002
	June 30, 2003	December 31, 2002	Current Accident Year	Prior Accident Years	Total	Current Accident Year	Prior Accident Years	Total
Automobile	$3,564	$4,392	$2,347	$(267)	$2,080	$1,870	$(431)	$1,439
Commercial	3,345	2,563	1,576	415	1,991	2,010	457	2,467
All other	15,241	15,969	14	804	818	10	270	280
Total	$22,150	$22,924	$3,937	$952	$4,889	$3,890	$296	$4,186

The reserves for unpaid losses and LAE are determined using case-basis evaluations and statistical projections based on facts and circumstances currently known. An increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends as adjusted for changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary. The liabilities determined under these procedures are reduced by estimated amounts recoverable from the Company’s reinsurers and an estimated amount to be received through salvage and subrogation. Management believes the Company’s reserves are adequate. However, establishing reserves is an estimation process and the ultimate liability should be expected to be in excess of or less than the amount recorded. Any such changes in the estimated loss reserves are recorded in the year so determined. For example, for the six months ended June 30, 2003 and 2002, the Company incurred $952 and $296, respectively, related to development of losses incurred prior to January 1, 2003 and 2002, respectively. The Company’s consulting actuary renders an opinion on the adequacy of its recorded reserves for unpaid losses and LAE as of December 31 of each year. As of December 31, 2002, the Company’s recorded reserves for unpaid losses and LAE were within 1.4% of the consulting actuary’s best estimate.

Total losses and LAE increased $703, or 16.8%, for the six months ended June 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $641 of the overall net increase, reporting a net loss and LAE ratio of 62.1% for the six months ended June 30, 2003, as compared to 59.9% for the same period of 2002. The deterioration was primarily attributable to the Company’s continuing NC Auto operations and was the result of severe weather experienced throughout the month of May 2003. The impact of the severe weather on the operation’s net loss and LAE ratio was compounded by the aforementioned change in its quota share reinsurance agreement. This increase in NC Auto’s losses and LAE was largely offset by favorable development in the settlement of prior accident year reserves for LAE resulting from the implementation of a direct repair program and shifting from the use of staff appraisers to independents.

For the six months ended June 30, 2003, the Company continued to experience development in its runoff environmental and general liability business originally written in the 1980’s and early 1990’s (reported through the all other segment). Specifically, the trend of new claims features associated with this business alleging that the Company was liable for damages continued in January and February 2003. The Company continues to be successful in defending these allegations; however, the LAE incurred in connection with defending the Company resulted in substantial adverse development during the reporting period and is the single largest contributor to the total adverse development of $804 reported by the all other segment. Following is a summary of activity related to the Company’s environmental, pollution and toxic tort claims for the six months ended June 30, 2003 and the year ending December 31, 2002:

	2003	2002
Pending, beginning of period	30	38
New claims advised for the period	9	7
Claims settled during the period	(1)	(15)
Pending, end of period	38	30

The claims involve four Superfund sites, eleven asbestos or toxic claims, eight underground storage tanks and fifteen industrial waste clean-up sites at June 30, 2003.

Partially offsetting the increases in losses and LAE of the automobile and all other segments was the $476 decrease in losses and LAE reported by the commercial segment, resulting in a net loss and LAE ratio of 46.4% for the six months ended June 30, 2003 as compared to 53.3% for the same period of 2002. The decrease resulted primarily from the combined effect of two factors. First, the

Company experienced a significant reduction in commercial lines business volume as a result of the aforementioned Order by the SCDOI. Second, was a decrease between reporting periods in the severity of claims related to prior accident years, resulting in development of prior year reserves totaling $415 for the six months ended June 30, 2003. Of this total development of prior year reserves, a single claim accounted for approximately $350.

Policy Acquisition Costs

Policy acquisition costs decreased $6,348, or 55.6%, for the six months ended June 30, 2003 as compared to the same period of 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was consistent between reporting periods, amounting to 22.4% and 22.1% for the six months ended June 30, 2003 and 2002, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,392, or 14.7% for the six months ended June 30, 2003 as compared to the same period of 2002. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base there were certain other noteworthy fluctuations:

•                  The Company experienced reductions in force between the six months ended June 30, 2003 and the six months ended June 30, 2002 that led to consolidated salary and benefit expense savings of $832.

•                  The adjusting services segment experienced significant reductions in revenue for the six months ended June 30, 2003 as compared to the same period of 2002 (see Other Income). Associated with this decrease in revenues are corresponding reductions in a variety of other operating costs and expenses. Most notably, claims adjusting expenses incurred decreased $104 between periods.

•                  In September 2001, the Compensation Committee of the Company’s Board of Directors recommended, and the Board of Directors approved, the adoption of an incentive compensation program covering certain members of management. The program was terminated by the Company’s Board of Directors on October 31, 2002. Expenses accrued under the program for the six months ended June 30, 2002 were $526.

•                  On March 28, 2002, the Company repaid all amounts outstanding on its credit facility. As a result, interest expense decreased $154 for the six months ended June 30, 2003 as compared to the same period of 2002.

•                  Other than various lawsuits generally arising in the normal course of their insurance and ancillary businesses, the Company or its subsidiaries were party to two significant lawsuits during the six months ended June 30, 2003 and 2002. This litigation was fully disclosed in the Company’s December 31, 2002 Form 10-K. During the six months ended June 30, 2003 as compared to the same period of 2002, there was a significant decrease in activity related to each case. As a result, the Company incurred $98 less in legal and other professional fees between the reporting periods.

•                  The Company experienced a $96 increase in the cost of its corporate insurance package (primarily directors and officers and errors and omissions coverage) for the six months ended June 30, 2003 as compared to the same period of 2002.

Three months ended June 30, 2003 and 2002

Commission and Service Income

Total commission and service income decreased $4,139, or 49.2%, for the three months ended June 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $274 of the overall net decrease, primarily as a result of the aforementioned decrease in premiums written and ceded to the NC Facility by NC Auto. Premiums written and ceded to the NC Facility for the three months ended June 30, 2003 amounted to $4,636 as compared to $5,345 for the same period of 2002, resulting in a reduction of commission and service income of $234.

The flood segment reported a decrease in commission and service income of $3,310 for the three months ended June 30, 2003 as compared to the same period of 2002, primarily as a result of the Company’s November 15, 2002 transaction with The Hartford. As a result of this transaction, premiums written through the NFIP and the related commission and service income decreased $12,833 and $4,200, respectively, for the three months ended June 30, 2003 as compared to the same period of 2002. Partially offsetting the decreased commission and service income was the $699 marketing bonus received from the NFIP in June 2003. The Company will not receive any marketing bonuses or other material commission and service income from the NFIP in the future. The remaining $191 increase in commission and service income reported by the flood segment is attributable to the operations of AFS and is believed to be attributable to increased mortgage lending activity as a result of lower mortgage interest rate levels between reporting periods.

The adjusting services segment reported a decrease in commission and service income of $374 for the three months ended June 30, 2003 as compared to the same period of 2002 as a result of the discontinuation of certain of its service lines previously discussed.

Another $168 decrease in commission and service income was reported by the Company’s commercial segment. In August 2002, the SCDOI issued the Order requiring the Company’s South Carolina domiciled insurance subsidiaries to cease all new and renewal insurance writings. In December 2002, the Company received approval from the North Carolina Department of Insurance for its North Carolina domiciled subsidiary, Universal Insurance Company (UIC), to renew existing commercial lines business in the state of North Carolina. UIC, however, has not received approval to write new NC Facility commercial lines business. As a result of these events, the Company began experiencing marked declines in commercial lines premiums written and ceded to the NC Facility in the second quarter of 2003.

Premiums Earned

Net premiums earned increased $192, or 5.4%, for the three months ended June 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $463 of the overall net increase, mostly as a result of increases reported by NC Auto attributable to the July 1, 2002 change in its quota share reinsurance retention from 25% to 40%. Retaining more premium under the new quota share reinsurance agreement had a $516 favorable impact on premiums earned for the three months ended June 30, 2003 as compared to the same period of 2002. Partially offsetting this increase in premiums earned was a $50 decrease related to the nonowners automobile program due to decreased business volumes resulting from the Order issued by the SCDOI.

Partially offsetting the net increase in premiums earned reported by the automobile segment was the $276 decrease reported by the commercial segment due to decreased business volumes resulting from the Order issued by the SCDOI.

Net Investment Income

Net investment income decreased $88, or 15.7%, for the three months ended June 30, 2003 as compared to the same period of 2002, as a result of the decrease in the general level of market interest rates between reporting periods. For the three months ended June 30, 2003, the Company’s investment portfolio yielded an average return of 4.22%, a deterioration from the 5.66% averaged for the same period of 2002.

Net Realized Gain

Realized gains for the three months ended June 30, 2003 amounted to $95 and primarily resulted from the sale of debt securities that were due to mature in August 2003. The realized gain of $330 for the same period of 2002 is substantially the result of the $294 gain on the settlement of one of the key man life insurance policies maintained on certain of the Company’s former directors or officers.

Gain on Sale of NFIP Renewal Rights

As a result of the Company’s continuing involvement with the book of business during the transition period, the gain on the Company’s transaction with The Hartford was deferred and is being recognized as income evenly over the transition period that ends September 30, 2003.

Equity in Earnings (Loss) of Unconsolidated Affiliates

The Company’s equity in earnings of its unconsolidated affiliate was $125 for the three months ended June 30, 2003 and relates to its investment in Sunshine State Holding Corporation. For the same period of 2002, the Company’s equity in earnings of its unconsolidated affiliates was $14 and relates to its investments in Sunshine State Holding Corporation and QualSure Holding Corporation.

Other Income

Other income decreased $90, or 18.0%, for the three months ended June 30, 2003 as compared to the same period of 2002. The decrease is substantially attributable to the aforementioned discontinuation of INS’ service lines. Other income related to the discontinued service lines decreased $100 for the three months ended June 30, 2003 as compared to the same period of 2002.

Losses and Loss Adjustment Expenses

The following table summarizes the Company’s losses and LAE incurred for the three months ended June 30, 2003 and 2002, by segment:

	2003			2002
	Current Accident Year	Prior Accident Years	Total	Current Accident Year	Prior Accident Years	Total
Automobile	$1,232	$(62)	$1,170	$891	$(170)	$721
Commercial	1,037	248	1,285	1,123	145	1,268
All other	14	347	361	10	211	221
Total	$2,283	$533	$2,816	$2,024	$186	$2,210

Total losses and LAE increased $606, or 27.4%, for the three months ended June 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $449 of the overall net increase, reporting a net loss and LAE ratio of 72.4% for the three months ended June 30, 2003, as compared to 62.5% for the same period of 2002. The deterioration was primarily attributable to the Company’s continuing NC Auto operations and was the result of severe weather experienced throughout the month of May 2003. The impact of the severe weather on the operation’s net loss and LAE ratio was compounded by the aforementioned change in its quota share reinsurance agreement. This increase in NC Auto’s losses and LAE was partially offset by favorable development in the settlement of prior accident year reserves for LAE resulting from the implementation of a direct repair program and shifting from the use of staff appraisers to independents.

The commercial segment accounted for $17 of the overall net increase, reporting a net loss and LAE ratio of 59.6% for the three months ended June 30, 2003, as compared to 52.1% for the same period of 2002. The deterioration in the loss and LAE ratio between periods was the result of an increase in the severity of claims related to prior accident years, leading to reported unfavorable development of prior year reserves of $248 for the three months ended June 30, 2003. Of this total development of prior year reserves, a single claim accounted for approximately $350.

The remaining increase in losses and LAE of $140 came from the all other segment and is the result of continued adverse development in the Company’s runoff environmental and general liability business originally written in the 1980’s and early 1990’s.

Policy Acquisition Costs

Policy acquisition costs decreased $3,371, or 58.9%, for the three months ended June 30, 2003 as compared to the same period of 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was 21.5% and 22.8% for the three months ended June 30, 2003 and 2002, respectively. The lower percentage of acquisition costs is primarily attributable to the decreasing premium volume of the Company’s flood operations between reporting periods, as it pays much higher agent commissions than the continuing automobile and commercial segments.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $148, or 3.3% for the three months ended June 30, 2003 as compared to the same period of 2002, substantially as a result of reduced salary and benefits expenses. The September 2001 incentive compensation program covering certain members of management was terminated by the Company’s Board of Directors on October 31, 2002. Expenses accrued under the program for the three months ended June 30, 2002 were $73. A further reduction in salary and benefits expenses of $63 for the three months ended June 30, 2003 as compared to the same period of 2002 was the result of previously discussed reductions in force.

COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

On March 28, 2003, the HDC Group filed i) a Motion to Set and Certificate of Readiness pursuant to which the HDC Group moved that the action be set for trial and ii) an Initial Rule 26.1 Disclosure Statement disclosing its legal theories and claims, which include breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract/business relations and slander, seeking actual and punitive damages. The Company has filed an answer to the amended complaint and has presented numerous counterclaims. A hearing for various items has been set for September 12, 2003. The ultimate outcome of this litigation cannot be reasonably determined at this time.

Estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court. The Company has a potential off-balance sheet credit risk associated with such deductibles if the Company were required to fund the deductibles in the event that HDC cannot pay the deductible.

The Court has ordered HDC to retain an independent actuary to estimate the HDC program unpaid losses and LAE, subject to the deductible, and has ordered HDC to deposit funds in an equivalent amount in accounts collateralizing HDC’s liabilities under the deductible program. The actuary retained by HDC has issued a report estimating HDC’s remaining liability for such deductibles to be $4,300. HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account ($3,000 on January 29, 2003 and $1,300 on February 21, 2003). At June 30, 2003, approximately $2,900 of the original $4,300 remained on deposit as a result of claims payments under the program. Pursuant to court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC. The Company is yet to receive a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC’s ultimate remaining liability for such deductibles as of June 30, 2003 may be as much as $5,500 higher than the $2,900 remaining in the Court-restricted commercial checking account. The Company has filed a Motion to Show Cause in an effort to compel HDC to increase the funds available in the commercial checking account. Depositions of each parties’ actuary occurred on August 5 and 6, 2003 and a hearing on this motion is scheduled for September 12, 2003.

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

The Company’s cash outflows can vary greatly because of the uncertainties regarding settlement dates for liabilities for unpaid losses and LAE and because of the potential for large losses. Accordingly, the Company maintains investment and reinsurance programs generally intended to avoid the forced sale of investments to meet claims obligations (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

While the Company’s total debt securities and cash and short-term investments remained consistent between December 31, 2002 and June 30, 2003, the relative mix of these components changed dramatically primarily as a result of releasing cash and short-term investments for longer term investing. This trend began during the first quarter of 2003 with the Company increasing its bond portfolio by $1,863. However, the majority of the investing for the six months ended June 30, 2003 ($4,219) occurred during the three months ended June 30, 2003 and correlated with the replacement of $3,600 in securities maturing in August 2003 that are held on deposit by various regulatory authorities. Because the regulatory authorities require receipt of replacement securities prior to the maturity of existing securities held on deposit, the Company experienced an increase in securities held on deposit of $4,076 between December 31, 2002 and June 30, 2003. Furthermore, as a result of the significant long term investing activities that occurred during the six months ended June 30, 2003, the average maturity of the Company’s bond portfolio increased from 2.14 years at December 31, 2002 to 2.70 years at June 30, 2003.

Between December 31, 2002 and June 30, 2003, the Company reported a substantial decrease in its direct unearned premium reserves and its prepaid reinsurance premiums of $15,304 and $15,537, respectively. These offsetting decreases are substantially attributable to the reduction in premiums written and ceded to the NFIP that resulted from the sale of the Company’s renewal rights to that business to The Hartford effective November 15, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated fair values of these market-rate sensitive investments as of June 30, 2003 and December 31, 2002 are included in Note 2 of the unaudited Notes to Consolidated Financial Statements. The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated fair value of the Company’s debt securities by approximately $(1,128) and $982, respectively, as of June 30, 2003. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at fair value as of June 30, 2003 and December 31, 2002. The weighted-average maturity of the fixed income investments as of June 30, 2003 and December 31, 2002 was approximately 2.70 and 2.14 years, respectively.

The Company pays dividends on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock at a rate of 3.5% plus LIBOR (amounting to 4.6% at June 30, 2003 and 4.9% at December 31, 2002).

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(a)          On March 28, 2003, the HDC Group filed i) a Motion to Set and Certificate of Readiness pursuant to which the HDC Group moved that the action be set for trial and ii) an Initial Rule 26.1 Disclosure Statement disclosing its legal theories and claims, which include breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract/business relations and slander, seeking actual and punitive damages. The Company has filed an answer to the amended complaint and has presented numerous counterclaims. A hearing for various items has been set for September 12, 2003. The ultimate outcome of this litigation cannot be reasonably determined at this time.

(b)         In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America’s Flood Services, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The plaintiff and the putative class sought statutory minimum damages of five hundred dollars per fax, plus additional damages of up to one thousand five hundred dollars per fax for allegedly knowingly violating the TCPA. AFS filed a third-party claim against DeBroux Marketing Co. (DeBroux) for fraud and indemnity stemming from DeBroux’s transmission of the faxes at issue. The parties have agreed to a settlement pending the court’s final approval. The named plaintiff has filed an unopposed preliminary application for approval of the settlement and a settlement class, which was approved by the court in June 2003. The final fairness hearing is scheduled for September 12, 2003. The Company does not believe final resolution of the litigation will have a material impact on its financial statements.

(c)          The Company and its subsidiaries are parties to various other lawsuits generally arising in the normal course of their insurance and ancillary businesses. The Company does not believe that the eventual outcome of such suits will have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Annual Meeting of Shareholders (the Meeting) of the Company, was held on May 7, 2003. As of March 10, 2003, and for purposes of the Meeting, there were 7,831,655 shares of common stock of the Company, par value $1.00 per share (the Common Stock), issued and outstanding. At the Meeting, there were 7,512,038 shares (95.9% of the outstanding shares entitled to vote) represented in person or by proxy.

(c)          The Meeting was called for the following purpose and with the following results:

To elect three (3) directors, Frank H. Avent, Charles H. Powers and George R.P. Walker, Jr., to hold office until the 2006 Annual Meeting of Shareholders or until his successor shall be elected and shall qualify. All three Directors were elected with at least 7,193,544 votes (95.64% of the votes cast).

Nominee	Votes Cast For	Votes Withheld	Votes Abstained	Broker Nonvotes
Frank H. Avent	7,198,570	322,573	None	None
Charles H. Powers	7,193,544	327,599	None	None
George R.P. Walker, Jr.	7,203,386	317,757	None	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          List of exhibits

99.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

(i)                         Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on May 7, 2003 announcing earnings for the first quarter of 2003.

(ii)                      Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on May 22, 2003 announcing that it received an Order Lifting Administrative Supervision and Relieving Supervisor from the South Carolina Department of Insurance.

(iii)                   Form 8-K filed pursuant to Item 5 thereof with the Securities and Exchange Commission on June 16, 2003 announcing an extension to the stock tender program allowing shareholders owning fewer than 100 shares of the Company’s common stock to sell their shares to the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SEIBELS BRUCE GROUP, INC. (Registrant)

Date: August 13, 2003	By	/s/ CHARLES H. POWERS
Charles H. Powers Chief Executive Officer

Date: August 13, 2003	By	/s/ BRYAN D. RIVERS
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

August 13, 2003	By /s/ CHARLES H. POWERS
Date	Charles H. Powers, Chief Executive Officer

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

August 13, 2003	By /s/ BRYAN D. RIVERS
Date	Bryan D. Rivers, Treasurer and Controller (Principal Accounting Officer)