Form 10-Q
period 2003-09-30
SEIBELS BRUCE GROUP INC
filed 2003-11-14
CIK 276380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,816,044 shares of Common Stock, $1 par value, at November 14, 2003.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars shown in thousands, except per share amounts)

		(Unaudited) September 30, 2003	December 31, 2002
	ASSETS
	Cash and investments:
	Debt securities, available-for-sale, at fair value (cost of $36,220 in 2003 and $35,883 in 2002)	$37,445	$37,555
	Equity securities	1,827	1,661
	Cash and short-term investments	8,711	10,423
	Total cash and investments	47,983	49,639
	Accrued investment income	481	713
	Premiums and agents’ balances receivable, net of allowance for doubtful accounts of $1,888 in 2003 and $2,681 in 2002	4,743	3,492
	Reinsurance recoverable on paid losses and loss adjustment expenses	6,739	7,289
	Reinsurance recoverable on unpaid losses and loss adjustment expenses	28,078	30,786
	Property and equipment, net	699	993
	Prepaid reinsurance premiums-ceded business	8,844	30,224
	Deferred policy acquisition costs	1,490	1,168
	Receivable for debt securities sold but not settled	—	1,506
	Goodwill	3,813	4,513
	Other assets	2,087	3,351
	Total assets	$104,957	$133,674

	LIABILITIES
	Losses and loss adjustment expenses:
Reported and estimated losses and claims	– retained business	$19,260	$18,857
	– ceded business	27,417	29,717
Adjustment expenses	– retained business	3,849	4,067
	– ceded business	661	1,069
Unearned premiums	– retained business	6,918	6,134
	– ceded business	8,844	30,224
	Balances due other insurance companies	1,449	3,158
	Other liabilities and deferred items	5,474	9,224
	Total liabilities	73,872	102,450

	COMMITMENTS AND CONTINGENCIES

	SHAREHOLDERS’ EQUITY
	Adjustable Rate Cumulative Nonvoting Preferred Special Stock, no par value, authorized 5,000,000 shares, issued and outstanding 800,000 shares	8,000	8,000
	Common stock, $1 par value, authorized 17,500,000 shares, issued and outstanding 7,816,044 shares in 2003 and 7,831,690 shares in 2002	7,816	7,832
	Additional paid-in-capital	61,964	61,989
	Accumulated other comprehensive income	1,241	1,691
	Accumulated deficit	(47,936)	(48,288)
	Total shareholders’ equity	31,085	31,224
	Total liabilities and shareholders’ equity	$104,957	$133,674

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts shown in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Commission and service income	$3,332	$9,568	$11,701	$26,490
Property and casualty premiums earned	3,791	13,682	11,443	20,726
Net investment income	398	569	1,347	1,700
Net realized gain	7	13	105	2,480
Gain on sale of NFIP renewal rights	1,050	—	3,149	—
Equity in (loss) earnings of unconsolidated affiliates	(17)	(202)	167	(205)
Other income	360	510	1,221	1,572
Total revenues	8,921	24,140	29,133	52,763
Expenses:
Losses and loss adjustment expenses	4,248	10,978	9,137	15,164
Policy acquisition costs	2,245	7,189	7,307	18,600
Other operating costs and expenses	3,952	4,234	12,037	13,711
Total expenses	10,445	22,401	28,481	47,475
(Loss) income from operations, before provision for income taxes	(1,524)	1,739	652	5,288
(Provision) benefit for income taxes	(15)	30	(15)	30
Net (loss) income	(1,539)	1,769	637	5,318

Other comprehensive income:
Change in value of marketable securities, less reclassification adjustments of $6 and $13 for gains included in net income (loss) for the three months ended September 30, 2003 and 2002, respectively, and $103 and $69 for gains included in net income for the nine months ended September 30, 2003 and 2002, respectively	(421)	744	(450)	776
Comprehensive net (loss) income	$(1,960)	$2,513	$187	$6,094

Basic (loss) earnings per share	$(0.21)	$0.21	$0.04	$0.64
Weighted average shares outstanding	7,817	7,832	7,825	7,832

Diluted (loss) earnings per share	$(0.21)	$0.21	$0.04	$0.62
Weighted average shares outstanding	7,817	8,028	7,854	8,164

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Amounts shown in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$637	$5,318
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment of goodwill	700	—
Equity in (income) loss of unconsolidated subsidiaries	(167)	205
Amortization of deferred policy acquisition costs	7,307	18,600
Depreciation and amortization	626	391
Realized gain on settlement of life insurance policy	—	(294)
Realized gain on sale of previously nonmarketable equity security	—	(2,117)
Realized gain on sale of investments, net	(103)	(69)
Realized gain on sale of property and equipment, net	(2)	—
Change in assets and liabilities:
Accrued investment income	232	167
Premiums and agents’ balances receivable	(1,251)	(879)
Premium notes receivable	—	3,640
Reinsurance recoverable on losses and loss adjustment expenses	3,258	6,966
Prepaid reinsurance premiums-ceded business	21,380	1,548
Deferred policy acquisition costs	(7,629)	(18,925)
Unpaid losses and loss adjustment expenses	(2,523)	(1,852)
Unearned premiums	(20,596)	(432)
Balances due other insurance companies	(1,709)	2,260
Other, net	(2,486)	(9,706)
Net cash (used in) provided by operating activities	(2,326)	4,821

Cash flows from investing activities:
Proceeds from investments sold or matured	14,028	10,503
Cost of investments acquired	(12,835)	(12,849)
Proceeds from property and equipment sold	—	—
Purchases of property and equipment	(253)	(655)
Net cash provided by (used in) investing activities	940	(3,001)

Cash flows from financing activities:
Repurchase of common stock	(41)	—
Issuance of Adjustable Rate Cumulative Nonvoting Preferred Special Stock	—	8,000
Redemption of Special Stock	—	(2,590)
Repayment of debt	—	(7,721)
Dividends paid	(285)	(323)
Net cash used in financing activities	(326)	(2,634)

Net decrease in cash and short-term investments	(1,712)	(814)
Cash and short-term investments, January 1	10,423	6,375
Cash and short-term investments, September 30	$8,711	$5,561

Supplemental cash flow information:
Interest paid	$9	$164
Income taxes paid (recovered)	15	(30)

THE SEIBELS BRUCE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars shown in thousands except per share amounts)

(Unaudited)

NOTE 1. GENERAL

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Seibels Bruce Group, Inc. (the Company) and its wholly-owned subsidiaries and have been prepared, without audit, in conformity with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All significant intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all adjustments necessary for the fair presentation of the Company’s unaudited interim financial position, results of operations and cash flows have been recorded. All of these adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. The results of operations for the interim period are not necessarily indicative of the results for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

Order Imposing Administrative Supervision

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for its three stock option plans. Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards made during the nine months ended September 30, 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and income per share for that period would have been as follows:

	As Reported	Pro forma
Net income	$637	$622
Income per share:
Basic	0.04	0.04
Diluted	0.04	0.04

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	1996 Stock Option Plan for Employees	1995 Stock Option Plan for Independent Agents	1995 Stock Option Plan for Non-Employee Directors
Expected dividend yield	0%	—	0%
Expected stock price volatility	7.8%	—	7.8%
Risk-free interest rate	3.22%	—	2.94%
Expected life of options	10.00 years	—	8.13 years

Impairment of Goodwill

At December 31, 2002, the Company had a total of $4,513 in recorded goodwill related to its 1997 acquisition of The Innovative Company and its 1998 acquisition of Americas Flood Services, Inc. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to perform annual tests of impairment on its goodwill, or more frequently if there are material changes in the Company’s operations or environment. During the third quarter of 2003, the Company recorded a goodwill impairment charge of $700 related to its 1997 purchase of The Innovative Company as a result of a trend of decreased premium volume that led to lower than expected revenues, cash flows and net income through September 30, 2003. In determining the impairment charge to be recorded, the fair value of the associated reporting unit was estimated using a combination of prices of comparable businesses and present value techniques. The impairment charge is included as a component of the other operating costs and expenses of the automobile segment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued accounting standards that are currently not applicable to the Company and, therefore, would have no impact on its financial condition or results of operations.

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of investments in debt securities were as follows:

September 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government, government agencies and authorities	$13,954	$421	$(34)	$14,341
States, municipalities and political subdivisions	200	11	—	211
Corporate bonds	22,066	872	(45)	22,893

Total	$36,220	$1,304	$(79)	$37,445

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government, government agencies and authorities	$14,586	$609	$—	$15,195
States, municipalities and political subdivisions	375	15	—	390
Corporate bonds	20,922	1,062	(14)	21,970

Total	$35,883	$1,686	$(14)	$37,555

Excluding investments in the U.S. Government, government agencies and authorities, there were no investments at September 30, 2003 or December 31, 2002 that exceeded 10% of shareholders’ equity. Debt securities with an amortized cost of $17,155 at September 30, 2003 and $17,112 at December 31, 2002 were on deposit with regulatory authorities.

NOTE 3. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs incurred and amortized to income on property and casualty business for the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Deferred at the beginning of the period	$1,168	$1,200
Costs incurred and deferred during year:
Commissions and brokerage	4,860	12,829
Taxes, licenses and fees	1,255	3,503
Other	1,514	2,593
Total	7,629	18,925
Amortization charged to income during the period	(7,307)	(18,600)
Deferred at the end of the period	$1,490	$1,525

NOTE 4. PROPERTY AND CASUALTY UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and loss adjustment expenses (LAE) for the nine months ended September 30, 2003 and 2002 is summarized as follows:

2003

2002

Liability for losses and LAE at the beginning of the period:

Gross liability per balance sheet

$

53,710

$

66,875

Ceded reinsurance recoverable, classified as an asset

(30,786

)

(40,832

)

Net liability

22,924

26,043

Provision for losses and LAE for claims occurring in the current year

6,585

14,871

Increase in estimated losses and LAE for claims occurring in prior years

2,552

293

9,137

15,164

Loss and LAE payments for claims occurring during:

Current year

3,722

3,914

Prior years

5,230

6,261

8,952

10,175

Liability for losses and LAE at the end of the period:

Net liability

23,109

31,032

Ceded reinsurance recoverable, classified as an asset

28,078

33,991

Gross liability per balance sheet

$

51,187

$

65,023

NOTE 5. EARNINGS PER SHARE

The following table shows the computation of earnings per share:

		Income (Numerator)	(000’s) Shares (Denominator)	Per Share Amount
For the nine months ended September 30, 2003:
Net income		$637
Less:	Preferred stock dividends	(285)
	Basic earnings per share	352	7,825	$0.04
Effect of dilutive stock options and warrants		—	29
Diluted earnings per share		$352	7,854	$0.04

For the nine months ended September 30, 2002:
Net income		$5,318
Less:	Preferred stock dividends	(323)
	Basic earnings per share	4,995	7,832	$0.64
Effect of dilutive securities:
Convertible preferred stock		101	270
Stock options and warrants		—	62
Diluted earnings per share		$5,096	8,164	$0.62

For the three months ended September 30, 2003:
Net loss		$(1,539)
Less:	Preferred stock dividends	(93)
	Basic earnings per share	(1,632)	7,817	$(0.21)
Effect of dilutive stock options and warrants		—	—
Diluted earnings per share		$(1,632)	7,817	$(0.21)

For the three months ended September 30, 2002:
Net income		$1,769
Less:	Preferred stock dividends	(128)
	Basic earnings per share	1,641	7,832	$0.21
Effect of dilutive securities:
Convertible preferred stock		20	162
Stock options and warrants		—	34
Diluted earnings per share		$1,661	8,028	$0.21

Options and warrants to purchase shares of common stock that were outstanding during the period but not included in the computation of diluted earnings per share because their effect would be antidilutive are summarized as follows:

	Shares	Exercise Price:
	Excluded	Low	High
For the Nine Months Ended September 30:
2003	434,971	$1.80	$10.50
2002	563,943	1.81	10.50

For the Three Months Ended September 30:
2003	398,296	$2.00	$10.50
2002	654,256	1.81	10.50

On April 14, 2003, the Company announced a stock tender program allowing shareholders owning fewer than 100 shares of its stock to sell their shares to the Company for $2.50 per share. The program terminated on July 31, 2003 and a total of approximately 16,000 shares were tendered to the Company.

NOTE 6. SEGMENT REPORTING

Reportable segments are determined based on management’s internal reporting approach, which is based on product line and complementary coverages. The reportable segments are comprised of Automobile, Flood, Commercial, Adjusting Services and All Other. While the majority of revenues and expenses are captured directly by each reportable segment, the Company does have shared income and expenses. Shared income comprised approximately 12% and 67% of “all other income” for the nine months ended September 30, 2003 and 2002, respectively, and approximately 9% and 48% of “all other income” for the three months ended September 30, 2003 and 2002, respectively. The gain on the sale of the Company’s investment in Insurance Services Offices, Inc. (ISO) accounted for 54% of shared “all other income” for the nine months ended September 30, 2002. Shared expenses comprised approximately 1% and 4% of “all other expenses” for the nine months ended September 30, 2003 and 2002, respectively, and approximately 1%, and 2% of “all other expenses” for the three months ended September 30, 2003 and 2002, respectively. These shared amounts were allocated on a basis proportionate with each reportable segment’s total net loss and LAE and unearned premium reserves. The results of the reportable segments are included in the following tables:

	For the nine months ended September 30, 2003
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$4,252	$2,525	$199	$4,525	$200	$11,701
Property and casualty premiums earned	5,180	—	6,251	—	12	11,443
Gain on sale of NFIP renewal rights	—	3,149	—	—	—	3,149
All other income	817	7	686	417	913	2,840
Total revenues	10,249	5,681	7,136	4,942	1,125	29,133
Expenses:
Losses and LAE	2,765	—	3,760	—	2,612	9,137
All other expenses	7,718	1,836	4,444	4,204	1,142	19,344
Total expenses	10,483	1,836	8,204	4,204	3,754	28,481
(Loss) income from operations before benefit (provision) for income taxes	(234)	3,845	(1,068)	738	(2,629)	652
Benefit (provision) for income taxes	5	(88)	25	(17)	60	(15)
Net (loss) income	$(229)	$3,757	$(1,043)	$721	$(2,569)	$637

	For the nine months ended September 30, 2002
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$5,514	$14,335	$456	$5,463	$722	$26,490
Property and casualty premiums earned	4,175	—	6,969	—	9,582	20,726
Gain on sale of NFIP renewal rights	—	—	—	—	—	—
All other income	2,208	54	1,159	770	1,356	5,547
Total revenues	11,897	14,389	8,584	6,233	11,660	52,763
Expenses:
Losses and LAE	2,442	—	3,867	—	8,855	15,164
All other expenses	8,132	13,124	3,671	5,238	2,146	32,311
Total expenses	10,574	13,124	7,538	5,238	11,001	47,475
Income from operations before provision for income taxes	1,323	1,265	1,046	995	659	5,288
Benefit for income taxes	7	7	6	6	4	30
Net income	$1,330	$1,272	$1,052	$1,001	$663	$5,318

	For the three months ended September 30, 2003
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$1,301	$602	$80	$1,355	$(6)	$3,332
Premiums earned	1,833	—	1,960	—	(2)	3,791
Gain on sale of NFIP renewal rights	—	1,050	—	—	—	1,050
All other income	248	—	191	66	243	748
Total revenues	3,382	1,652	2,231	1,421	235	8,921
Expenses:
Losses and loss adjustment expenses	684	—	1,769	—	1,795	4,248
All other expenses	2,685	560	1,463	1,160	329	6,197
Total expenses	3,369	560	3,232	1,160	2,124	10,445
Income (loss) from operations before (provision) benefit for income taxes	13	1,092	(1,001)	261	(1,889)	(1,524)
(Provision) benefit for income taxes	5	(88)	25	(17)	60	(15)
Net income (loss)	$18	$1,004	$(976)	$244	$(1,829)	$(1,539)

	For the three months ended September 30, 2002
	Automobile	Flood	Commercial	Adjusting Services	All Other	Total
Revenues:
Commission and service income	$1,581	$5,260	$128	$1,872	$727	$9,568
Premiums earned	1,771	—	2,337	—	9,574	13,682
Gain on sale of NFIP renewal rights	—	—	—	—	—	—
All other income	252	32	102	203	301	890
Total revenues	3,604	5,292	2,567	2,075	10,602	24,140
Expenses:
Losses and loss adjustment expenses	1,003	—	1,400	—	8,575	10,978
All other expenses	2,483	4,649	1,055	1,605	1,631	11,423
Total expenses	3,486	4,649	2,455	1,605	10,206	22,401
Income from operations before provision for income taxes	118	643	112	470	396	1,739
Benefit for income taxes	7	7	6	6	4	30
Net income	$125	$650	$118	$476	$400	$1,769

NOTE 7. SUBSEQUENT EVENTS

On November 6, 2003, the Company entered into a non-binding Letter of Intent with an unaffiliated third party for a proposed sale of one of its subsidiaries, South Carolina Insurance Company (SCIC), for a purchase price of the lesser of (i) $2,500; or (ii) the sum of 40% of SCIC’s statutory capital and surplus, calculated at the date of closing, plus $1,000. The statutory capital and surplus and GAAP equity of SCIC was approximately $3,816 and $4,441, respectively, at September 30, 2003. Any transaction resulting from this Letter of Intent is subject to, among other things, the satisfactory completion of due diligence by both parties and the approval of the SCDOI.

On November 12, 2003, the Company entered into a non-binding Letter of Intent with an unaffiliated third party for a proposed sale of one of SCIC’s subsidiaries, Consolidated American Insurance Company (CAIC), for a purchase price of the sum of 100% of CAIC’s statutory capital and surplus, calculated at the date of closing, plus $750. The statutory capital and surplus and GAAP equity of CAIC was approximately $3,883 and $3,977, respectively, at September 30, 2003. Any transaction resulting from this Letter of Intent is subject to, among other things, the satisfactory completion of due diligence by both parties and the approval of the SCDOI.

At approximately the same time it files its quarterly report on Form 10-Q for the quarter ended September 30, 2003, the Company plans to file a preliminary proxy statement with the SEC relating to a special meeting of shareholders to vote on a proposed amendment to the Company’s Articles of Incorporation to effect a reverse stock split of the Company’s common stock. If approved by the shareholders, this reverse stock split will enable the Company to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934 and thus terminate its obligations to file annual and periodic reports and make other filings with the SEC.

PART I. - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars shown in thousands except per share amounts)

FORWARD LOOKING STATEMENTS

Some of the statements discussed or incorporated by reference in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s current knowledge, expectations, estimates, beliefs and assumptions. All forward-looking statements included in this document or incorporated by reference are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Results may differ materially because of both known and unknown risks and uncertainties which the Company faces. Factors which could cause results to differ materially from our forward-looking statements include, but are not limited to:

•                  the possibility that the Company will be unable to meet its cash flow requirements; the Company has periodically incurred net operating losses and/or negative cash flows from operations and the Company may experience these trends in the future;

•                  the costs of defending pending litigation and the risk of material adverse outcomes of pending and potential litigation involving the Company;

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

OVERVIEW

The Company conducts its business in two primary categories, fee-based property and casualty insurance operations and risk-bearing property and casualty insurance operations, and reports its operations through five distinct business segments. Following is a summary of the Company’s reporting segments with indications of whether the included lines of business are risk-bearing or fee-based operations, whether the included lines of business are ongoing operations or in runoff, and the included lines of business’ total revenues for the three and nine months ended September 30, 2003 and 2002:

	Operation:			Total Revenues for the Three Months Ended September 30,		Total Revenues for the Nine Months Ended September 30,
Segment	Description	Type	Status	2003	2002	2003	2002
Automobile:	North Carolina nonstandard automobile	Both	Ongoing	$3,123	$3,506	$9,297	$8,903
	South Carolina nonowners automobile	Risk-bearing	Ongoing	164	211	482	630
	South Carolina nonstandard automobile	Risk-bearing	Ongoing	14	—	15	—
	Nashville and South Carolina nonstandard automobile	Risk-bearing	Runoff	35	(256)	210	1,245
	South Carolina Reinsurance Facility and surviving SCAAIP	Fee-based	Runoff	48	211	249	1,077
	Premium financing	Fee-based	Runoff	(2)	(68)	(4)	42
				$3,382	$3,604	$10,249	$11,897

Flood:	Operations of America’s Flood Services, Inc. (AFS)	Fee-based	Ongoing	$631	$729	$1,934	$1,901
	National Flood Insurance Program	Fee-based	Runoff	1,021	4,563	3,747	12,488
				$1,652	$5,292	$5,681	$14,389

Commercial:	Commercial operations	Risk-bearing	Ongoing	$2,231	$2,567	$7,136	$8,584

Adjusting Services:	Operations of Insurance Network Services, Inc. (INS)	Fee-based	Ongoing	$1,421	$2,075	$4,942	$6,233

All Other:	Human Dynamics Corporation workers’ compensation program	Risk-bearing	Runoff	$—	$9,582	$—	$9,582
	Managing general agent operations	Fee-based	Runoff	(6)	727	212	727
	All other	Risk-bearing	Runoff	241	293	913	1,351
				$235	$10,602	$1,125	$11,660
				$8,921	$24,140	$29,133	$52,763

The Company’s net (loss) income by business segment for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the three months ended September 30:		For the nine months ended September 30:
	2003	2002	2003	2002
Automobile	$18	$125	$(229)	$1,330
Flood	1,004	650	3,757	1,272
Commercial	(976)	118	(1,043)	1,052
Adjusting services	244	476	721	1,001
All other	(1,829)	400	(2,569)	663
Net (loss) income	$(1,539)	$1,769	$637	$5,318

Basic (loss) earnings per share	$(0.21)	$0.21	$0.04	$0.64
Diluted (loss) earnings per share	(0.21)	0.21	0.04	0.62

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 and 2002

Commission and Service Income

Total commission and service income decreased $14,789, or 55.8%, for the nine months ended September 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $1,262 of the overall net decrease, primarily as a result of the continuing runoff of the South Carolina Reinsurance Facility (SC Facility) and the South Carolina Associated Auto Insurers Plan (SCAAIP). Commission and service income earned through the SC Facility and the SCAAIP amounted to only $239 for the nine months ended September 30, 2003 as compared to $986 for the same period of 2002. The North Carolina nonstandard automobile line of business (NC Auto) accounted for the remaining $515 decrease in commission and service income of the automobile segment as a result of a decrease in premiums written and ceded to the North Carolina Reinsurance Facility (NC Facility). Premiums written and ceded to the NC Facility for the nine months ended September 30, 2003 amounted to $14,999 as compared to $16,457 for the same period of 2002. The Company believes that the decrease is largely attributable to increased competition and “suspension of coverage” requests received from members of the United States armed forces stationed in North Carolina as they deployed for military operations in the Middle East.

The flood segment reported a decrease in commission and service income of $11,810 for the nine months ended September 30, 2003 as compared to the same period of 2002. Effective November 15, 2002, The Hartford Financial Services Group, Inc. (The Hartford) acquired the right to renew or assume all of the Company’s in-force flood business written through the National Flood Insurance Program (NFIP). The underlying sales agreement, as approved by the Federal Emergency Management Administration, provided for The Hartford to administer and report the Company’s business to the NFIP over the transition period that ended September 30, 2003. As a result of this transaction, premiums written through the NFIP and the related commission and service income decreased $37,115 and $11,940, respectively, for the nine months ended September 30, 2003 as compared to the same period of 2002. Furthermore, in June 2003 and March 2002 the Company received marketing bonuses from the NFIP of $699 and $615, respectively, as a result of previous premium growth and retention of its NFIP book of business. The Company will not receive any marketing bonuses or other material commission and service income from the NFIP in the future. Therefore, the only continuing source of commission and service income for the flood segment is the Company’s subsidiary, AFS, which offers flood zone determinations and flood zone mapping services to customers located throughout the United States.

The commercial segment reported a decrease in commission and service income of $257 for the nine months ended September 30, 2003 as compared to the same period of 2002. The decrease is primarily attributable to NC Facility business lost while the Company’s South Carolina domiciled insurance subsidiaries were under administrative supervision of the South Carolina Department of Insurance (SCDOI) between August 21, 2002 and May 20, 2003.

The adjusting services segment reported a decrease in commission and service income of $938 for the nine months ended September 30, 2003 as compared to the same period of 2002. In the fourth quarter of 2002, the Company undertook a profitability and viability analysis of each of INS’ service lines. As a result, INS has discontinued certain of its service lines and eliminated the related expenses. INS’ continuing operations are now substantially comprised of performance under its Claims Administration Services Agreement with QualSure Insurance Corporation, which produced commission and service income of $4,159 for the nine months ended September 30, 2003 as compared to $3,340 for the same period of 2002.

The remaining decrease of $522 in commission and service income for the nine months ended September 30, 2003 as compared to the same period of 2002 is attributable to the all other segment. Effective July 1, 2002, one of the Company’s subsidiaries, Seibels, Bruce & Company (SBC), entered into an agreement with a Florida domiciled insurance company to serve as managing general agent for that company’s low-value dwelling homeowners’ insurance program in the state of Florida until such time as that program was runoff or rolled to the insurance operations of another carrier beginning in the first quarter of 2003. Commission and service income associated with this arrangement amounted to $200 for the nine months ended September 30, 2003 as compared to $722 for the same period of 2002.

Premiums Earned

Net premiums earned decreased $9,283, or 44.8%, for the nine months ended September 30, 2003 as compared to the same period of

2002. The all other segment accounted for $9,570 of the decrease, primarily as a result of the accounting and reporting of the HDC workers’ compensation program. The program was originally intended to be a fronted program, administered by HDC with minimal underwriting risk to the Company due to the anticipated placement of multiple layers of reinsurance coverage. The Company did not obtain the approval of the SCDOI prior to issuing the master policies and subsequently canceled them during the first quarter of 2002. The cancellation of these policies is the subject of ongoing litigation and mediation. On July 9, 2002, an Arizona Superior Court Judge ruled that the policies were in effect from January 1, 2002 through December 31, 2002. The Company did not receive sufficient information to enable the recording of estimated premiums earned under this fronting program until the third quarter of 2002, at which time it recorded premiums earned of $9,563 representing estimated premiums earned from January 1 through September 30, 2002. There were no premiums earned under the HDC workers’ compensation program during 2003.

The commercial segment reported a decrease in premiums earned of $718 for the nine months ended September 30, 2003 as compared to the same period of 2002. The decrease is primarily attributable to business lost while the Company’s South Carolina domiciled insurance subsidiaries were under administrative supervision of the SCDOI between August 21, 2002 and May 20, 2003. While the administrative supervision initially prohibited these insurance subsidiaries from writing new or renewal risk-bearing business, the Company has gradually been able to restore the pre-administrative supervision writing authority of its commercial lines operations.

The automobile segment accounted for an increase of $1,005 in premiums earned, mostly as a result of increases reported by NC Auto. From December 31, 1999 until July 1, 2002, the retained-risk NC Auto business was subject to a 75% quota share reinsurance agreement. Effective July 1, 2002, the 75% quota share reinsurance agreement was replaced with a 60% quota share reinsurance agreement, and effective July 1, 2003, the 60% quota share reinsurance agreement was replaced with a 40% quota share reinsurance agreement. Retaining more premium under the new quota share reinsurance agreements had a $1,195 favorable impact on premiums earned for the nine months ended September 30, 2003 as compared to the same period of 2002, net of the impact of a reduction in direct written premiums between reporting periods as a result of increased competition and “suspension of coverage” requests related to the retained-risk NC Auto business. Partially offsetting this increase in premiums earned was a $139 decrease related to the nonowners automobile program as a result of the Company’s South Carolina domiciled insurance subsidiaries being placed under administrative supervision of the SCDOI between August 21, 2002 and May 20, 2003.

Net Investment Income

Net investment income decreased $353, or 20.8%, for the nine months ended September 30, 2003 as compared to the same period of 2002, as a result of the decrease in the general level of market interest rates between reporting periods. For the nine months ended September 30, 2003, the Company’s investment portfolio yielded an annualized weighted-average return of 3.7%, a deterioration from the 5.3% annualized weighted-average return for the same period of 2002. Somewhat compounding the impact of the lower average return was the decrease in the portfolio of income producing investments. Total debt securities and cash and short-term investments decreased $1,822 between December 31, 2002 and September 30, 2003.

Net Realized Gain

Realized gains for the nine months ended September 30, 2003 amounted to $105 and primarily resulted from the second quarter sale of debt securities that were due to mature in August 2003. The realized gain of $2,480 for the same period of 2002 is substantially the result of the sale of the Company’s previously nonmarketable investment in equity securities of ISO back to ISO for $2,117 and the gain of $294 on the settlement of one of the key man life insurance policies maintained on certain of its former directors or officers.

Gain on Sale of NFIP Renewal Rights

As discussed above, in November 2002, the Company sold the renewal rights to its NFIP business to The Hartford for $3,800. Provisions of the underlying sales agreement provide that The Hartford administer and report the Company’s business to the NFIP over the transition period that ended September 30, 2003. As a result of the Company’s continuing involvement with the book of business during the transition period, the gain on the transaction of $3,499 (purchase price of $3,800 less expenses of sale of $301) was deferred and was recognized as income evenly over the transition period.

Equity in (Loss) Earnings of Unconsolidated Affiliates

The Company’s equity in earnings of its unconsolidated affiliate was $167 for the nine months ended September 30, 2003 and relates to its investment in Sunshine State Holding Corporation. For the same period of 2002, the Company’s equity in the loss of its unconsolidated affiliates was $205 and relates to its investments in Sunshine State Holding Corporation and QualSure Holding Corporation. Effective October 3, 2002, the Company’s total ownership interest in QualSure Holding Corporation was redeemed by QualSure Holding Corporation.

Other Income

Other income decreased $351, or 22.3%, for the nine months ended September 30, 2003 as compared to the same period of 2002. The decrease is substantially attributable to the aforementioned discontinuation of INS’ service lines. Other income related to the discontinued service lines was $415 for the nine months ended September 30, 2003 as compared to $767 for the same period of 2002. Included in other income for both the nine months ended September 30, 2003 and the nine months ended September 30, 2002 is $473 of amortized gain resulting from the sale of the Company’s corporate headquarters to its principal shareholder in December 2000. Amortization of this deferred gain will continue through December 31, 2003, at which time it will be fully amortized.

Losses and Loss Adjustment Expenses

The following table sets forth the Company’s reserves for unpaid losses and LAE as of September 30, 2003 and December 31, 2002, as well as a summary of the losses and LAE incurred for the nine months ended September 30, 2003 and 2002, by segment:

	Reserves for Unpaid Losses and LAE, Net:		Net Losses and LAE Incurred: Period Ended September 30, 2003			Net Losses and LAE Incurred: Period Ended September 30, 2002
	September 30, 2003	December 31, 2002	Current Accident Year	Prior Accident Years	Total	Current Accident Year	Prior Accident Years	Total
Automobile	$3,005	$4,392	$3,271	$(506)	$2,765	$2,956	$(514)	$2,442
Commercial	3,557	2,563	3,294	466	3,760	3,484	383	3,867
All other	16,547	15,969	20	2,592	2,612	8,431	424	8,855
Total	$23,109	$22,924	$6,585	$2,552	$9,137	$14,871	$293	$15,164

The reserves for unpaid losses and LAE are determined using case-basis evaluations and statistical projections based on facts and circumstances currently known. An increase in average severity of claims may be caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends as adjusted for changes in underwriting standards, policy provisions, and general economic trends. These anticipated trends are monitored based on actual developments and are modified as necessary. The liabilities determined under these procedures are reduced by estimated amounts recoverable from the Company’s reinsurers and an estimated amount to be received through salvage and subrogation. Management believes the Company’s reserves are adequate. However, establishing reserves is an estimation process and the ultimate liability should be expected to be in excess of or less than the amount recorded. Any such changes in the estimated loss reserves are recorded in the year so determined. For example, for the nine months ended September 30, 2003 and 2002, the Company incurred $2,552 and $293, respectively, related to development of losses incurred prior to January 1, 2003 and 2002, respectively. The Company’s consulting actuary renders an opinion on the adequacy of its recorded reserves for unpaid losses and LAE as of December 31 of each year. As of December 31, 2002, the Company’s recorded reserves for unpaid losses and LAE were within 1.4% of the consulting actuary’s best estimate.

Total losses and LAE decreased $6,027, or 39.7%, for the nine months ended September 30, 2003 as compared to the same period of 2002. For the nine months ended September 30, 2003, the Company continued to experience development in its runoff environmental and general liability business originally written in the 1980’s and early 1990’s (reported through the all other segment). Specifically, the trend of new claims features associated with this business alleging that the Company was liable for damages continued in January and February 2003. The LAE incurred in connection with defending the Company resulted in substantial adverse development during the reporting period. In addition, in September 2003, the Company, in conjunction with its consulting attorneys, completed discovery associated with a claim originally reported in December 2002, resulting in a conclusion that policy limits will be paid on the claim for each of the three years of coverage (1982-1984). The combination of this significant claim and the increasing trend of new claims features resulted in approximately $1,789 of adverse reserve development for the quarter ended September 30, 2003 and approximately $2,592 of adverse reserve development for the nine months ended September 30, 2003. Following is a summary of activity related to the Company’s environmental, pollution and toxic tort claims for the nine months ended September 30, 2003 and the year ending December 31, 2002:

	2003	2002
Pending, beginning of period	30	38
New claims advised for the period	9	7
Claims settled during the period	(3)	(15)
Pending, end of period	36	30

The claims involve four Superfund sites, eleven asbestos or toxic claims, seven underground storage tanks and fourteen industrial waste clean-up sites at September 30, 2003.

The commercial segment reported a decrease in losses and LAE of $107 for the nine months ended September 30, 2003, as compared to the same period of 2002, and a net loss and LAE ratio of 60.2% for the nine months ended September 30, 2003 as compared to 55.5% for the same period of 2002. The deterioration in the loss and LAE ratio primarily relates to an increase between reporting periods in the severity of claims related to prior accident years, resulting in development of prior year reserves totaling $466 for the nine months ended September 30, 2003. Of this total development of prior year reserves, a single claim accounted for approximately $350.

The automobile segment reported an increase in losses and LAE of $323 for the nine months ended September 30, 2003, as compared to the same period of 2002, primarily from the continuing NC Auto operations as a result of the aforementioned changes in its quota share reinsurance agreements. The increase in retained losses and LAE as a result of those changes was largely offset by a significant improvement in the NC Auto loss ratio for the nine months ended September 30, 2003 (51.2%), as compared to the same period of 2002 (61.6%). The improvement in the loss and LAE ratio is attributable to an overall decrease in the frequency of newly reported claims between periods, despite the influx of claims related to the severe weather experienced in North Carolina throughout the month of May 2003, as well as the implementation of a direct repair program and shifting from the use of staff appraisers to independents. Hurricane Isabel, which made landfall in September 2003, did not have a material impact on the net losses and LAE of NC Auto.

Policy Acquisition Costs

Policy acquisition costs decreased $11,293, or 60.7%, for the nine months ended September 30, 2003 as compared to the same period of 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was consistent between reporting periods, amounting to 21.4% and 21.0% for the nine months ended September 30, 2003 and 2002, respectively. Total direct written premiums for the nine months ended September 30, 2003 amounted to $34,085, as compared to the $88,767 written for the same period of 2002. The primary reasons for the decrease are business lost as a result of the administrative supervision of the SCDOI and the November 2002 sale of the Company’s renewal rights to its NFIP business to The Hartford.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $1,674, or 12.2% for the nine months ended September 30, 2003 as compared to the same period of 2002. In addition to the wide array of general expense reductions that would normally be associated with a decreasing revenue base there were certain other noteworthy fluctuations:

•                  The Company experienced reductions in force between the nine months ended September 30, 2003 and the nine months ended September 30, 2002 that led to consolidated salary and benefit expense savings of $1,547.

•                  The adjusting services segment experienced significant reductions in revenue for the nine months ended September 30, 2003 as compared to the same period of 2002 (see Other Income). Associated with this decrease in revenues are corresponding reductions in a variety of other operating costs and expenses. Most notably, claims adjusting expenses incurred decreased $199 between periods.

•                  On March 28, 2002, the Company repaid all amounts outstanding on its credit facility. As a result, interest expense decreased $154 for the nine months ended September 30, 2003 as compared to the same period of 2002.

•                  In addition to various lawsuits generally arising in the normal course of their insurance and ancillary businesses, the Company or its subsidiaries were party to two significant lawsuits during the nine months ended September 30, 2003 and 2002. This litigation was described in the Company’s December 31, 2002 Form 10-K. During the nine months ended September 30, 2003 as compared to the same period of 2002, there was a significant decrease in activity related to each case. As a result, the Company incurred $198 less in legal and other professional fees between the reporting periods.

•                  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company is required to perform annual tests of impairment on its goodwill, or more frequently if there are material changes in the Company’s operations or environment. During the third quarter of 2003, the Company recorded a goodwill impairment charge of $700 related to its 1997 purchase of The Innovative Company as a result of a trend of decreased premium volume that led to lower than expected revenues, cash flows and net income through September 30, 2003.

•                  The Company experienced a $142 increase in the cost of its corporate insurance package (primarily directors and officers and errors and omissions coverage) for the nine months ended September 30, 2003 as compared to the same period of 2002.

Three months ended September 30, 2003 and 2002

Commission and Service Income

Total commission and service income decreased $6,236, or 65.2%, for the three months ended September 30, 2003 as compared to the same period of 2002. The automobile segment accounted for $280 of the overall net decrease, primarily as a result of the aforementioned runoff of the SC Facility and the SCAAIP and the decrease in premiums written and ceded to the NC Facility by NC Auto. Commission and service income earned through the SC Facility and the SCAAIP amounted to only $46 for the three months ended September 30, 2003 as compared to $190 for the same period of 2002. Premiums written and ceded to the NC Facility for the three months ended September 30, 2003 amounted to $4,689 as compared to $5,092 for the same period of 2002, resulting in a reduction of commission and service income of $136.

The flood segment reported a decrease in commission and service income of $4,658 for the three months ended September 30, 2003 as compared to the same period of 2002, primarily as a result of the Company’s November 15, 2002 transaction with The Hartford. As a result of this transaction, premiums written through the NFIP and the related commission and service income decreased $14,228 and $4,574, respectively, for the three months ended September 30, 2003 as compared to the same period of 2002. The remaining $84 decrease in commission and service income reported by the flood segment is attributable to the operations of AFS and is believed to be attributable to fluctuations in mortgage lending activity between reporting periods as a result of changes in the general level of mortgage interest rates.

The adjusting services segment reported a decrease in commission and service income of $517 for the three months ended September 30, 2003 as compared to the same period of 2002 as a result of the discontinuation of certain of its service lines previously discussed.

Another $733 of the decrease in commission and service income for the three months ended September 30, 2003 as compared to the same period of 2002 is attributable to the all other segment and relates entirely to SBC’s aforementioned managing general agent operation. Commission and service income associated with this operation amounted to $(6) for the three months ended September 30, 2003 as compared to $727 for the same period of 2002.

Premiums Earned

Net premiums earned decreased $9,891, or 72.3%, for the three months ended September 30, 2003 as compared to the same period of 2002. The all other segment accounted for $9,576 of the decrease, primarily as a result of the accounting and reporting of the HDC workers’ compensation program as detailed above.

The commercial segment reported a decrease in premiums earned of $377 for the three months ended September 30, 2003 as compared to the same period of 2002. The decrease is primarily attributable to business lost while the Company’s South Carolina domiciled insurance subsidiaries were under administrative supervision of the SCDOI between August 21, 2002 and May 20, 2003.

Net Investment Income

Net investment income decreased $171, or 30.1%, for the three months ended September 30, 2003 as compared to the same period of 2002, as a result of the decrease in the general level of market interest rates between reporting periods. For the three months ended September 30, 2003, the Company’s investment portfolio yielded an annualized weighted-average return of 3.4%, a deterioration from the 5.3% annualized weighted-average return for the same period of 2002. Somewhat offsetting the impact of the lower average return was an increase in net investment income generated from a substantially larger average portfolio of income producing investments during the quarter ended September 30, 2003 of $47,235 as compared to $42,107 for the same period of 2002.

Net Realized Gain

Realized gains for the three months ended September 30, 2003 and 2002 amounted to $7 and $13, respectively, and resulted from the sale of debt securities.

Gain on Sale of NFIP Renewal Rights

As a result of the Company’s continuing involvement with the book of business during the transition period, the gain on the Company’s transaction with The Hartford was deferred and was recognized as income evenly over the transition period that ended September 30, 2003.

Equity in (Loss) Earnings of Unconsolidated Affiliates

The Company’s equity in the loss of its unconsolidated affiliate was $17 for the three months ended September 30, 2003 and relates to its investment in Sunshine State Holding Corporation. For the same period of 2002, the Company’s equity in the loss of its unconsolidated affiliates was $202 and relates to its investments in Sunshine State Holding Corporation and QualSure Holding Corporation.

Other Income

Other income decreased $150, or 29.4%, for the three months ended September 30, 2003 as compared to the same period of 2002. The decrease is substantially attributable to the aforementioned discontinuation of INS’ service lines. Other income related to the discontinued service lines decreased $137 for the three months ended September 30, 2003 as compared to the same period of 2002. Included in other income for both the three months ended September 30, 2003 and the three months ended September 30, 2002 is $158 of amortized gain resulting from the sale of the Company’s corporate headquarters to its principal shareholder in December 2000. Amortization of this deferred gain will continue through December 31, 2003, at which time it will be fully amortized.

Losses and Loss Adjustment Expenses

The following table summarizes the Company’s losses and LAE incurred for the three months ended September 30, 2003 and 2002, by segment:

	2003			2002
	Current Accident Year	Prior Accident Years	Total	Current Accident Year	Prior Accident Years	Total
Automobile	$924	$(240)	$684	$1,086	$(83)	$1,003
Commercial	1,718	51	1,769	1,474	(74)	1,400
All other	6	1,789	1,795	8,421	154	8,575
Total	$2,648	$1,600	$4,248	$10,981	$(3)	$10,978

Total losses and LAE decreased $6,730, or 61.3%, for the three months ended September 30, 2003 as compared to the same period of 2002. The all other segment accounted for $6,780 of the overall net decrease as a result of the net effect of two factors. First, as a result of the accounting and reporting of the HDC workers’ compensation program (see previous discussion), the Company recorded losses and LAE of $8,402 for the three months ended September 30, 2002. There were no recorded losses and LAE for the corresponding period of 2003. Second, and partially offsetting the decrease in losses and LAE associated with the accounting and reporting of the HDC workers’ compensation program, was an increase of $1,622 between reporting periods associated with the Company’s runoff environmental and general liability business. As previously discussed, the combination of the development of a single claim coupled with an increasing trend of new claims features resulted in approximately $1,789 of adverse reserve development for the quarter ended September 30, 2003.

The automobile segment reported a decrease in losses and LAE of $319 for the three months ended September 30, 2003, as compared to the same period of 2002. The Company’s NC Auto operations accounted for $237 of the decrease, reporting a loss and LAE ratio of 37.3% for the three months ended September 30, 2003 as compared to 56.6% for the same period of 2002. The improvement in the loss and LAE ratio is attributable to an overall decrease in the frequency of newly reported claims between periods as well as the implementation of a direct repair program and shifting from the use of staff appraisers to independents. The remainder of the net decrease is attributable to the Company’s runoff South Carolina Voluntary and Nashville operations and its continuing Nonowners program.

The commercial segment reported an increase in losses and LAE of $369 for the three months ended September 30, 2003, as compared to the same period of 2002, and a net loss and LAE ratio of 90.3% for the nine months ended September 30, 2003 as compared to 59.9% for the same period of 2002. The significant deterioration in the loss and LAE ratio, as well as the increase in losses and LAE, primarily relates to approximately $676 in losses and LAE sustained from Hurricane Isabel.

Policy Acquisition Costs

Policy acquisition costs decreased $4,944, or 68.8%, for the three months ended September 30, 2003 as compared to the same period of 2002. Fluctuations in policy acquisition costs are directly correlated to fluctuations in, and the relative mix of, segmental direct written premium. Policy acquisition costs as a percentage of direct written premium was consistent between reporting periods, amounting to 20.8% and 20.0% for the three months ended September 30, 2003 and 2002, respectively. Total direct written premiums for the three months ended September 30, 2003 amounted to $10,776, as compared to the $35,933 written for the same period of 2002. The primary reasons for the decrease are business lost as a result of the administrative supervision of the SCDOI and the November 2002 sale of the Company’s renewal rights to its NFIP business to The Hartford.

Other Operating Costs and Expenses

Other operating costs and expenses decreased $282, or 6.7% for the three months ended September 30, 2003 as compared to the same period of 2002, substantially as a result of reduced salary and benefits expenses. The September 2001 incentive compensation program covering certain members of management was terminated by the Company’s Board of Directors on October 31, 2002. Accordingly, the Company reversed the entire accrued liability of $526 in September 2002 through a credit to earnings. A further reduction in salary and benefits expenses of $189 for the three months ended September 30, 2003 as compared to the same period of 2002 was the result of previously discussed reductions in force. In addition to salary and benefits expenses savings between reporting periods, the Company also experienced a $98 reduction in legal fees as a result of the decreased legal activity associated with the HDC litigation between reporting periods. Finally, the adjusting services segment experienced significant reductions in revenue for the three months ended September 30, 2003 as compared to the same period of 2002 (see Other Income). Associated with this decrease in revenues are corresponding reductions in a variety of other operating costs and expenses. Most notably, claims adjusting expenses incurred decreased $95 between periods. Partially offsetting these reductions in other operating costs and expenses was the $700 increase associated with the September 2003 impairment of the Company’s recorded goodwill.

COMMITMENTS AND CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

On March 28, 2003, the HDC Group filed (i) a Motion to Set and Certificate of Readiness pursuant to which the HDC Group moved that the action be set for trial and (ii) an Initial Rule 26.1 Disclosure Statement disclosing its legal theories and claims, which include breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract/business relations and slander, seeking actual and punitive damages. The HDC Group filed its Second Amended Complaint against the Company on May 28, 2003, which included the above claims. The Company filed its Answer on June 16, 2003, which included counterclaims. The HDC Group subsequently moved to dismiss the Company’s claims and a hearing on HDC’s Motion to Dismiss took place on September 12, 2003. The Court issued its Ruling on the matter on October 23, 2003, whereby the Court granted the HDC Group’s motion, thus dismissing Seibels’ claims. The ultimate outcome of the litigation surrounding the HDC Group’s Second Amended Complaint cannot be reasonably determined at this time.

Estimated reserves for losses and LAE for claims arising under the HDC Program have been established by the Company net of the deductible that HDC is required to pay under order of the Court. The Company has a potential off-balance sheet credit risk associated with such deductibles if the Company were required to fund the deductibles in the event that HDC cannot pay the deductible.

The Court has ordered HDC to retain an independent actuary to estimate the HDC program unpaid losses and LAE, subject to the deductible, and has ordered HDC to deposit funds in an equivalent amount in accounts collateralizing HDC’s liabilities under the deductible program. The actuary retained by HDC has issued a report estimating HDC’s remaining liability for such deductibles to be $4,300. HDC has deposited funds totaling $4,300 into a Court-restricted commercial checking account ($3,000 on January 29, 2003 and $1,300 on February 21, 2003). At September 30, 2003, approximately $2,400 of the original $4,300 remained on deposit as a result of claims payments under the program. Pursuant to court order, the Company has retained an actuary to review the work of the actuary retained by HDC. The actuary retained by the Company has raised questions regarding aspects of the methodology used by the actuary retained by HDC. The Company is yet to receive a response to those questions. The Company, in consultation with its consulting actuary, has estimated that HDC’s ultimate remaining liability for such deductibles as of September 30, 2003 may be as much as $5,800 higher than the $2,400 remaining in the Court-restricted commercial checking account. The Company has filed a Motion to Show Cause in an effort to compel HDC to increase the funds available in the commercial checking account. Depositions of each parties’ actuary occurred on August 5 and 6, 2003 and a hearing on this motion was scheduled for September 12, 2003. However, the Court postponed a hearing on this motion until November 10, 2003, and then again until January 12, 2004.

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

While the Company’s total debt securities are consistent as of September 30, 2003 and December 31, 2002, there was significant trading activity during the nine month period primarily as a result of replacing approximately $3,600 in maturing securities that were held on deposit by various regulatory authorities. Because the regulatory authorities require receipt of replacement securities prior to the maturity of existing securities held on deposit, the Company experienced an increase in securities held on deposit of $4,076 between December 31, 2002 and June 30, 2003. During the three months ended September 30, 2003, the regulatory authorities released the maturing securities and they were redeemed, thereby reducing the value of securities held on deposit, as well as the balance of the Company’s total debt securities, to levels consistent with December 31, 2002. Furthermore, as a result of the significant net long-term investing activities during the nine months

PART I. - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(Dollars shown in thousands except per share amounts)

ended September 30, 2003, the average maturity of the Company’s bond portfolio increased from 2.14 years at December 31, 2002 to 2.55 years at September 30, 2003. The credit quality of the Company’s bond portfolio averaged “AAA” at September 30, 2003 and December 31, 2002.

For the nine months ended September 30, 2003, the Company’s cash and short-term investments decreased $1,712 as a result of $2,326 in net cash used for operations and $326 in cash used to pay dividends and finance the Company’s stock tender program, partially offset by $940 in net cash provided by investing activities. The Company’s current investment objectives include maintaining a relatively low average maturity to provide liquidity for operations, if needed, as well as to position the portfolio for longer term investing when investment yields begin to improve.

Between December 31, 2002 and September 30, 2003, the Company reported a substantial decrease in its unearned premium reserves and its prepaid reinsurance premiums of $20,596 and $21,380, respectively. These offsetting decreases are substantially attributable to the reduction in premiums written and ceded to the NFIP that resulted from the sale of the Company’s renewal rights to that business to The Hartford effective November 15, 2002.

Between December 31, 2002 and September 30, 2003, the Company reported a substantial decrease in its other liabilities and deferred items of $3,750. The primary reason for the decrease is the amortization of the $3,149 deferred gain on sale of NFIP renewal rights to The Hartford that existed at December 31, 2002. The deferred gain was fully amortized at September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A substantial portion of the Company’s cash and investments is comprised of investments in market-rate sensitive debt securities. The amortized costs and estimated fair values of these market-rate sensitive investments as of September 30, 2003 and December 31, 2002 are included in Note 2 of the unaudited Notes to Consolidated Financial Statements. The market values of these investments can fluctuate greatly according to changes in the general level of market interest rates. For example, a one percentage point increase (decrease) in the general level of market interest rates would (decrease) increase the total estimated fair value of the Company’s debt securities by approximately $(1,067) and $968, respectively, as of September 30, 2003. In its investment strategy, the Company attempts to match the average duration of its investment portfolio with the approximate duration of its liabilities. All debt securities are considered available for sale and are carried at fair value as of September 30, 2003 and December 31, 2002. The weighted-average maturity of the fixed income investments as of September 30, 2003 and December 31, 2002 was approximately 2.55 and 2.14 years, respectively.

The Company pays dividends on its Adjustable Rate Cumulative Nonvoting Preferred Special Stock at a rate of 3.5% plus LIBOR (amounting to 4.7% at September 30, 2003 and 4.9% at December 31, 2002).

ITEM 4. CONTROLS AND PROCEDURES.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and treasurer and controller (principal accounting officer) concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 229.308(c).

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(a)          On March 28, 2003, the HDC Group filed (i) a Motion to Set and Certificate of Readiness pursuant to which the HDC Group moved that the action be set for trial and (ii) an Initial Rule 26.1 Disclosure Statement disclosing its legal theories and claims, which include breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract/business relations and slander, seeking actual and punitive damages. The HDC Group filed its Second Amended Complaint against the Company on May 28, 2003, which included the above claims. The Company filed its Answer on June 16, 2003, which included counterclaims. The HDC Group subsequently moved to dismiss the Company’s claims and a hearing on HDC’s Motion to Dismiss took place on September 12, 2003. The Court issued its Ruling on the matter on October 23, 2003, whereby the Court granted the HDC Group’s motion, thus dismissing Seibels’ claims. The ultimate outcome of the litigation surrounding the HDC Group’s Second Amended Complaint cannot be reasonably determined at this time.

(b)         In February 2002, litigation was initiated in the District Court of Shelby County, Texas, in a lawsuit styled Mary Masterson, individually and on behalf of all others similarly situated, vs. America’s Flood Services, Inc., et al. The litigation involves both the Company and its wholly-owned subsidiary, AFS. The pleadings allege that a putative class of persons in Texas received facsimile advertisements in violation of the federal Telephone Consumer Protection Act (TCPA). The named plaintiff filed an unopposed preliminary application for approval of the settlement and a settlement class, which was approved by the court in June 2003. The court approved the final settlement and settlement class at a final fairness hearing on September 12, 2003. The lawsuit was dismissed upon the parties’ motion after the settlement fund was fully funded. The final resolution of the litigation did not have a material impact on the Company’s financial statements.

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

3.2 By-laws of the Registrant, as amended and restated, dated May 10, 2000.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K filed pursuant to Item 7 thereof with the Securities and Exchange Commission on August 18, 2003 announcing earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SEIBELS BRUCE GROUP, INC. (Registrant)

Date: November 14, 2003	By	/s/ CHARLES H. POWERS
Charles H. Powers Chief Executive Officer

Date: November 14, 2003	By	/s/ BRYAN D. RIVERS
Bryan D. Rivers, CPA Treasurer and Controller (Principal Accounting Officer)